Form 10-Q
period 2019-07-31
CrowdStrike Holdings, Inc.
filed 2019-09-06
CIK 1535527

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ◻    No     ⌧

Indicate by check mark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes    ⌧    No    ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of August 31, 2019, the number of shares of the registrant’s Class A common stock outstanding was 20,700,000, and the number of shares of the registrant’s Class B common stock outstanding was 205,245,332.

CROWDSTRIKE HOLDINGS, INC.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CrowdStrike Holdings, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	July 31,	January 31,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$732,808	$88,408
Marketable securities	94,003	103,247
Accounts receivable, net of allowance for doubtful accounts of $1.0 million as of July 31, 2019 and January 31, 2019	115,256	92,476
Deferred contract acquisition costs, current	34,017	28,847
Prepaid expenses and other current assets	29,348	18,410
Total current assets	1,005,432	331,388
Property and equipment, net	107,989	73,735
Deferred contract acquisition costs, noncurrent	41,766	9,918
Goodwill	7,780	7,947
Intangible assets, net	738	1,048
Other assets	7,881	9,183
Total assets	$1,171,586	$433,219
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,126	$6,855
Accrued expenses	32,568	32,541
Accrued payroll and benefits	20,057	19,284
Deferred revenue	279,951	218,700
Other current liabilities	8,079	4,040
Total current liabilities	341,781	281,420
Deferred revenue, noncurrent	89,811	71,367
Other liabilities, noncurrent	11,897	10,313
Total liabilities	443,489	363,100
Commitments and contingencies (Note 11)
Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock, $0.0005 par value; no shares and 137,419 shares authorized as of July 31, 2019 and January 31, 2019, respectively; no shares and 131,268 shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively; liquidation preference $0 and $545,000 as of July 31, 2019 and January 31, 2019, respectively	—	557,912
Stockholders’ Equity (Deficit)
Preferred stock, $0.0005 par value; 100,000 shares and no shares authorized as of July 31, 2019 and January 31, 2019, respectively; no shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively	—	—
Common stock, $0.0005 par value, no share authorized issued, or outstanding as of July 31, 2019; 220,000 shares authorized and 47,421 issued and outstanding as of January 31, 2019		24
Class A common stock, $0.0005 par value; 2,000,000 shares and no shares authorized as of July 31, 2019 and January 31, 2019, respectively; 20,700 shares, and no shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively; Class B common stock, $0.0005 par value; 300,000 shares and no shares authorized as of July 31, 2019 and January 31, 2019, respectively; 205,193 shares, and no shares issued and outstanding as of July 31, 2019 and January 31, 2019, respectively	103	—
Additional paid-in capital	1,302,098	31,211
Accumulated deficit	(573,574)	(519,126)
Accumulated other comprehensive income (loss)	(530)	98
Total stockholders’ equity (deficit)	728,097	(487,793)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$1,171,586	$433,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
Revenue
Subscription	$97,575	$49,161	$183,566	$88,919
Professional services	10,533	6,540	20,619	14,071
Total revenue	108,108	55,701	204,185	102,990

Cost of revenue
Subscription	24,946	14,604	48,637	29,775
Professional services	6,636	3,971	12,219	8,194
Total cost of revenue	31,582	18,575	60,856	37,969

Gross profit	76,526	37,126	143,329	65,021

Operating expenses
Sales and marketing	65,274	40,113	122,117	76,730
Research and development	31,630	18,963	55,505	36,578
General and administrative	30,261	8,477	42,122	15,254
Total operating expenses	127,165	67,553	219,744	128,562

Loss from operations	(50,639)	(30,427)	(76,415)	(63,541)
Interest expense	(164)	(236)	(165)	(428)
Other expense, net	(451)	(1,852)	(56)	(2,042)

Loss before provision for income taxes	(51,254)	(32,515)	(76,636)	(66,011)

Provision for income taxes	(635)	(362)	(1,230)	(483)

Net loss	$(51,889)	$(32,877)	$(77,866)	$(66,494)

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.40)	$(0.75)	$(0.87)	$(1.52)

Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	130,091	44,105	89,335	43,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(in thousands)

(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

Net loss	$(51,889)	$(32,877)	$(77,866)	$(66,494)
Other comprehensive loss:
Foreign currency translation adjustments	(343)	(358)	(623)	(690)
Unrealized loss on available-for-sale securities, net of tax	(1)	(2)	(5)	(2)
Other comprehensive loss	(344)	(360)	(628)	(692)
Total comprehensive loss	$(52,233)	$(33,237)	$(78,494)	$(67,186)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Three Months Ended July 31, 2019 and 2018

(in thousands)

(unaudited)

	Redeemable						Accumulated
	Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)

Balances at April 30, 2019	131,268	$557,912	48,127	$24	$36,670	$(521,685)	$(186)	$(485,177)
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	20,700	11	659,207	—	—	659,218
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(131,268)	(557,912)	131,268	66	557,846	—	—	557,912
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	10,559	—	—	10,559
Net exercise of common stock warrants	—	—	322	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	3,739	2	7,055	—	—	7,057
Issuance of common stock related to early exercised options	—	—	1,037	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	710	—	—	710
Stock-based compensation expense	—	—	—	—	29,859	—	—	29,859
Capitalized stock-based compensation	—	—	—	—	192	—	—	192
Net loss	—	—	—	—	—	(51,889)	—	(51,889)
Other comprehensive loss	—	—	—	—	—	—	(344)	(344)
Balances at July 31, 2019	—	$—	205,193	$103	$1,302,098	$(573,574)	$(530)	$728,097

	Redeemable						Accumulated
	Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance at April 30, 2018	118,693	$351,016	44,774	$22	$11,067	$(412,666)	$638	$(400,939)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $104	12,150	199,896	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	699	—	763	—	—	763
Issuance of restricted stock awards	—	—	136	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	90	—	—	90
Stock-based compensation expense	—	—	—	—	2,224	—	—	2,224
Repurchase of stock options	—	—	—	—	(2,330)	—	—	(2,330)
Net loss	—	—	—	—	—	(32,877)	—	(32,877)
Other comprehensive loss	—	—	—	—	—	—	(360)	(360)
Balance at July 31, 2018	130,843	$550,912	45,609	$22	$11,814	$(445,543)	$278	$(433,429)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Six Months Ended July 31, 2019

(in thousands)

(unaudited)

	Redeemable						Accumulated
	Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)

Balances at January 31, 2019	131,268	$557,912	47,421	$24	$31,211	$(519,126)	$98	$(487,793)
Cumulative effect of accounting change	—	—	—	—	—	23,418	—	23,418
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	20,700	11	659,207	—	—	659,218
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(131,268)	(557,912)	131,268	66	557,846	—	—	557,912
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	10,559	—	—	10,559
Net exercise of common stock warrants	—	—	322	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	4,445	2	8,565	—	—	8,567
Issuance of common stock related to early exercised options	—	—	1,037	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	854	—	—	854
Stock-based compensation expense	—	—	—	—	33,611	—	—	33,611
Capitalized stock-based compensation	—	—	—	—	245	—	—	245
Net loss	—	—	—	—	—	(77,866)	—	(77,866)
Other comprehensive loss	—	—	—	—	—	—	(628)	(628)
Balances at July 31, 2019	—	$—	205,193	$103	$1,302,098	$(573,574)	$(530)	$728,097

	Redeemable						Accumulated
	Convertible				Additional		Other	Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit

Balance at January 31, 2018	118,693	$351,016	44,231	$22	$8,482	$(378,948)	$970	$(369,474)
Cumulative effect of accounting change	—	—	—	—	101	(101)	—	—
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $104	12,150	199,896	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	1,198	—	1,514	—	—	1,514
Issuance of common stock related to early exercise options	—	—	38	—	—	—	—	—
Issuance of restricted stock awards	—	—	142	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	104	—	—	104
Stock-based compensation expense	—	—	—	—	3,943	—	—	3,943
Repurchase of stock options	—	—	—	—	(2,330)	—	—	(2,330)
Net loss	—	—	—	—	—	(66,494)	—	(66,494)
Other comprehensive loss	—	—	—	—	—	—	(692)	(692)
Balance at July 31, 2018	130,843	$550,912	45,609	$22	$11,814	$(445,543)	$278	$(433,429)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended July 31,
	2019	2018
Operating activities
Net loss	$(77,866)	$(66,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,193	6,424
Amortization of intangible assets	285	373
Amortization of deferred contract acquisition costs	15,076	11,991
Change in fair value of redeemable convertible preferred stock warrant liability	6,022	2,055
Allowance for doubtful accounts	22	203
Stock-based compensation expense	33,611	3,943
Accretion of marketable securities purchased at a discount	(960)	(169)
Non-cash interest expense	163	187
Changes in operating assets and liabilities
Accounts receivable	(22,802)	2,116
Deferred contract acquisition costs	(27,788)	(14,298)
Prepaid expenses and other assets	(12,505)	(91)
Accounts payable	(5,897)	(7,703)
Accrued expenses and other current liabilities	(2,095)	(9,058)
Accrued payroll and benefits	773	(1,647)
Deferred revenue	79,362	37,246
Other liabilities, noncurrent	(393)	(215)
Net cash used in operating activities	(4,799)	(35,137)
Investing activities
Purchases of property and equipment	(37,159)	(14,068)
Capitalized internal-use software	(3,310)	(3,201)
Purchases of marketable securities	(117,572)	(80,204)
Proceeds from sales of marketable securities	4,473	—
Maturities of marketable securities	123,314	2,600
Net cash used in investing activities	(30,254)	(94,873)
Financing activities
Proceeds from the issuance of common stock upon initial public offering, net of underwriting discounts	665,092	—
Proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs	—	199,896
Repayment of loan payable	—	(6,158)
Proceeds from revolving line of credit	—	10,000
Repayment of revolving line of credit	—	(20,000)
Repayment of notes receivable from related parties	—	198
Payments of indemnity holdback	—	(500)
Repurchase of stock options	—	(2,330)
Payments of deferred offering costs	(4,080)	—
Proceeds from issuance of common stock upon exercise of stock options	8,526	1,514
Proceeds from the issuance of common stock upon exercise of early exercisable stock options	10,264	—
Net cash provided by financing activities	679,802	182,620

Effect of foreign exchange rates on cash and cash equivalents	(349)	(255)

Net increase in cash and cash equivalents	644,400	52,355

Cash and cash equivalents, beginning of period	88,408	63,179
Cash and cash equivalents, end of period	$732,808	$115,534

Supplemental disclosure of cash flow information:
Interest paid	$2	$448
Income taxes paid	413	432

Supplemental disclosure of non-cash investing and financing activities:
Indemnity holdback consideration associated with business combinations	—	1,799
Contingent consideration associated with business combinations	—	713
Conversion of redeemable convertible preferred stock to common stock	659,207	—
Conversion of redeemable convertible preferred stock warrant liabilities reclassified to additional paid-in capital	10,559
Net decrease in deferred offering costs, accrued but not paid	(1,078)	—
Net increase in property and equipment included in accounts payable and accrued expenses	3,820	152

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

On June 14, 2019, the Company closed its initial public offering ("IPO"), in which it sold 20,700,000 shares of Class A common stock. The shares were sold at a public offering price of $34.00 per share for net proceeds of $659.2 million, after deducting underwriters’ discounts and commissions and offering expenses of $44.8 million. Immediately prior to the closing of the IPO, all outstanding shares of redeemable convertible preferred stock automatically converted into 131,267,586 shares of Class B common stock on a one-to-one basis. Additionally, in connection with the IPO all of the Company’s outstanding common stock was reclassified into shares of Class B common stock on a one-for-one basis. Redeemable convertible preferred stock warrants also converted into 336,386 warrants to purchase Class B common stock on a one-to-one basis.

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, ("U.S. GAAP"), and applicable rules and regulations of the Securities and Exchange Commission, ("SEC"), regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2019, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended July 31, 2019 are not necessarily indicative of the results to be expected for the year ending January 31, 2020 or for any other interim period or for any other future year.

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

No channel partner or direct customer accounted for 10% or more of the Company’s consolidated accounts receivable as of July 31, 2019. There are no channel partners who accounted for 10% or more of the Company’s consolidated accounts receivable as of January 31, 2019. Outstanding accounts receivable from two of the Company’s direct customers accounted for 10% and 19% of its consolidated accounts receivable as of January 31, 2019.

Revenue from sales to one of the Company’s channel partners accounted for 11% and 15% of its consolidated revenue for the three months ended July 31, 2019 and July 31, 2018, respectively, and 11% and 16% for the six months ended July 31, 2019 and July 31, 2018, respectively.

There were no direct customers who represented 10% or more of the Company’s total revenue during the three and six months ended July 31, 2019 and July 31, 2018.

Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Cash equivalents as of July 31, 2019 and January 31, 2019 consisted of corporate debt securities and money market funds stated at fair value. The Company classifies investments in marketable securities as available-for-sale securities at the time of purchase, since it is the Company’s intent that these investments are available to support current operations. Marketable securities are classified as current or long-term based on the nature of the investments and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, included in accumulated other comprehensive income (loss). Unrealized losses are recorded in other income (expense), net, for declines in fair value below the cost of an individual investment that is deemed to be other-than-temporary. The Company did not identify any marketable securities as other-than-temporarily impaired as of July 31, 2019 and January 31, 2019. The Company determines realized gains or losses on the sale of marketable securities on a specific identification method and records such gains or losses in Other expense, net. Marketable securities as of July 31, 2019 and January 31, 2019 consisted of corporate debt securities and U.S. treasury securities.

Strategic Investments

In July 2019, the Company agreed to commit up to $10.0 million to a newly formed entity, CrowdStrike Falcon Fund LLC (“Falcon Fund”) in exchange for 50% of the sharing percentage of any distribution by Falcon Fund. Entities associated with Accel, a holder of more than 5% of the Company’s capital stock, also agreed to commit up to $10.0 million to Falcon Fund, and collectively own the remaining 50% of the sharing percentage of Falcon Fund. Falcon Fund is in the business of purchasing, selling, investing and trading in minority equity and convertible debt securities of privately-held companies that develop applications that have potential for substantial contribution to CrowdStrike and its platform. The Company is the manager of the Falcon Fund and controls the investment decisions and day-to-day operations. Falcon Fund has a duration of ten years and may be extended for three additional years. At dissolution, Falcon Fund will be liquidated and the remaining assets will be distributed to the investors based on their respective sharing percentage. As of July 31, 2019, the Company had not made a contribution to Falcon Fund. The Company has elected the measurement alternative, defined as cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company’s investment in Falcon Fund will be valued using significant unobservable inputs or data in inactive markets which require judgment due to the absence of market prices and inherent lack of liquidity. As a result, there could be volatility in the Company’s consolidated statements of operations in future periods due to the valuation and timing of identical or similar investments of the same issuer.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, marketable securities, accounts receivable, accounts payable, accrued expenses, and redeemable convertible preferred stock warrant liability. The carrying values of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term nature. Refer to Note 3, Fair Value Measurements and Marketable Securities regarding the fair value of the Company’s marketable securities.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are stated at their net realizable value, net of an allowance for doubtful accounts. The Company has a well-established collections history from its customers. Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral from its customers; however, the Company may require payment prior to commencing service in certain instances to limit credit risk. The Company records an allowance for doubtful accounts based on management’s assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether the allowance is appropriate. Amounts deemed uncollectible are written off against the allowance for doubtful accounts. As of July 31, 2019 and January 31, 2019, the allowance for doubtful accounts was $1.0 million.

Deferred Offering Costs

Deferred offering costs of $2.9 million have been recorded as other assets on the condensed consolidated balance sheet as of January 31, 2019, and consist of expenses incurred in connection with the Company’s IPO, including legal, accounting, printing, and other IPO-related costs. Subsequent to January 31, 2019, the Company capitalized an additional  $3.0 million of offering costs. Upon the close of the IPO on June 14, 2019, all of these deferred offering costs were reclassified to stockholders’ equity and recorded against the proceeds from the offering. As of July 31, 2019, the Company had paid $4.1 million of these deferred offering costs.

Property and Equipment, Net

Property and equipment, net, is stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets as follows:

Data center and other computer equipment	3 - 5 years
Furniture and equipment	5 years
Purchased software	3 - 5 years
Capitalized internal-use software	3 years
Leasehold improvements	Estimated useful life or term of the lease, whichever is shorter

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

Capitalized Internal-Use Software

The Company capitalizes certain development costs incurred in connection with its internal-use software. These capitalized costs are primarily related to the Company’s cloud-delivered solution for next-generation endpoint protection. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as property and equipment, net. Maintenance and training costs are expensed as incurred. Internal-use software is amortized to cost of revenue on a straight-line basis over its estimated useful life of three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of internal-use software during the three months ended July 31, 2019 and July 31, 2018. The Company capitalized $1.5 million in internal-use software during the three months ended July 31, 2019 and July 31, 2018, and $3.5 million and $3.2 million during the six months ended July 31, 2019 and July 31, 2018, respectively. Amortization expense associated with internal-use software totaled $1.6 million and $1.2 million during the three months ended July 31, 2019 and July 31, 2018, respectively, and $3.0 million and $2.3 million during the six months ended July 31, 2019 and July 31, 2018, respectively. The net book value of capitalized internal-use software was $12.0 million and $11.5 million as of July 31, 2019 and January 31, 2019, respectively.

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

Deferred Contract Acquisition Costs

The Company capitalizes contract acquisition costs that are incremental to the acquisition of customer contracts. Contract acquisition costs are accrued and capitalized upon execution of the sales contract by the customer. Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to channel partners, paid upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years while commissions paid for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contract are amortized ratably over an estimated period of benefit of six months. Amortization of deferred contract acquisition costs is recognized on a straight-line basis commensurate with the pattern of revenue recognition and included in sales and marketing expense in the condensed consolidated statements of operations. The Company capitalized contract acquisition costs of $19.3 million, which is under ASC606, and $9.3 million, which is under ASC 605, during the three months ended July 31, 2019 and July 31, 2018, respectively, and $27.8 million, which is under ASC 606, and $14.3 million, which is under ASC 605, during the six months ended July 31, 2019 and July 31, 2018, respectively. Contract acquisition cost amortization expense was $7.7 million, which is under ASC 606, and $6.4 million, which was under ASC 605, during the three months ended July 31, 2019 and July 31, 2018, respectively, and $15.1 million, which is under ASC 606, and $12.0 million, which was under ASC 605, during the six months ended July 31, 2019 and July 31, 2018, respectively.

Impairment of Long-Lived Assets

The Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset (or asset group) may not be recoverable. Events and changes in circumstances considered by the Company in determining whether the carrying value of long-lived assets may not be recoverable, include, but are not limited to: significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, and changes in the Company’s business strategy. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (an “asset group”). An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition is less than its carrying amount. No impairment indicators were identified by the Company and no impairment losses were recorded by the Company during the three and six months ended July 31, 2019 and July 31, 2018.

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

Redeemable Convertible Preferred Stock Warrants

Warrants related to the Company’s redeemable convertible preferred stock are classified as liabilities on the Company’s consolidated balance sheet. The warrants are subject to reassessment at each balance sheet date, and any change in fair value is recognized as a component of Other expense, net, in the condensed consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the expiration or exercise of the warrants, or upon their automatic conversion into warrants to purchase common stock in connection with a qualified initial public offering (as defined in Note 7, Redeemable Convertible Preferred Stock) such that they qualify for equity classification and no further remeasurement is required.

Immediately prior to the closing of the IPO on June 14, 2019, the redeemable convertible preferred stock warrants also converted into 336,386 warrants to purchase Class B common stock on a one-to-one basis. The redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital. Within the same month, the Company received notice from the holders of 336,386 shares as to their intentions to convert the warrants into shares of common stock of the Company. Such shares were settled via net settlement method, which was elected by the holders to reduce the number of shares issued upon exercise to reflect net settlement of the exercise price, resulting in the issuance of 322,278 shares of the Company’s common stock.

Revenue Recognition – ASC 606

The Company adopted ASC 606 on February 1, 2019, using the modified retrospective transition method. Under this method, results for reporting periods beginning on February 1, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with prior accounting under Topic 605. The Company has shown the effect of applying ASC 606 for the three months ended July 31, 2019 and the six months ended July 31, 2019 in the disclosures below.

The Company recorded a cumulative effect adjustment to opening accumulated deficit of $23.4 million, net of tax, as of the date of adoption. The change resulted from a net decrease of $23.7 million in the amortization of deferred contract acquisition costs, which represented a $6.4 million decrease in short-term and $30.1 million increase in long-term deferred contract acquisition cost. This change was offset by a $0.3 million reduction in revenue.

The following tables summarize the effect of the adoption of Topic 606 on the Company’s select line items included in the condensed consolidated financial statements as of and for the three months ended July 31, 2019 and the six months ended July 31, 2019, as if the previous accounting was in effect:

	July 31, 2019
	As Reported	Impact of	Without Adoption
	(ASC 606)	Adoption	(ASC 605)
	(in thousands)
Condensed Consolidated Balance Sheet

Assets:
Deferred contract acquisition costs, current	$34,017	$381	$34,398
Deferred contract acquisition costs, noncurrent	41,766	(33,523)	8,243

Liabilities:
Accrued expenses	32,568	(555)	32,013
Deferred revenue, current	279,951	(168)	279,783
Deferred revenue, noncurrent	89,811	—	89,811

Stockholders' Equity:
Accumulated deficit	(573,574)	(32,419)	(605,993)

	Three Months Ended July 31, 2019
	As Reported	Impact of	Without Adoption
	(ASC 606)	Adoption	(ASC 605)
	(in thousands)
Condensed Consolidated Statement of Operations

Revenue	$108,108	$(83)	$108,025
Operating expenses:
Sales and marketing	65,274	4,621	69,895

Net loss	(51,889)	(4,703)	(56,592)

Net loss per share, basic and diluted	$(0.40)		$(0.44)

	Six Months Ended July 31, 2019
	As Reported	Impact of	Without Adoption
	(ASC 606)	Adoption	(ASC 605)
	(in thousands)
Condensed Consolidated Statement of Operations

Revenue	$204,185	$(165)	$204,020
Operating expenses:
Sales and marketing	122,117	8,837	130,954

Net loss	(77,866)	(9,002)	(86,868)

Net loss per share, basic and diluted	$(0.87)		$(0.97)

The adoption of Topic 606 had no impact on net cash provided by or used in operating, investing, or financing activities in the Company’s condensed consolidated statement of cash flows for the three or six months ended July 31, 2019.

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

Advertising

All advertising costs are expensed as incurred and are included in sales and marketing expense in the condensed consolidated statements of operations. The Company incurred $2.2 million and $0.6 million of advertising costs during the three months ended July 31, 2019 and July 31, 2018, respectively, and $3.3 million and $1.1 million during the six months ended July 31, 2019 and July 31, 2018, respectively.

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

Prior to the Company’s adoption of ASU 2018-07, stock-based awards issued to non-employees were accounted for at fair value determined by using the Black-Scholes option-pricing model. The Company believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock-based award is remeasured each period until a commitment date is reached, which is generally the vesting date. The Company early adopted ASU 2018-07 on February 1, 2019 and began accounting for stock-based awards issued to non-employees the same as it accounts for stock-based awards issued to employees. The effect on the Company’s condensed consolidated financial statements for the three and six months ended July 31, 2019 was not material.

Restricted stock units ("RSUs") granted under the 2011 Plan are subject to a service-based vesting condition and a performance-based vesting condition. The service-based vesting condition is generally satisfied based on one of three vesting schedules: (i) vesting of one-fourth of the RSUs on the first "Company vest date" (defined as March 20,

June 20, September 20, or December 20) on or following the one-year anniversary of the vesting commencement date with the remainder of the RSUs vesting in twelve equal quarterly installments thereafter, subject to continued service, (ii) vesting in sixteen equal quarterly installments beginning on December 20, 2018, subject to continued service, or (iii) vesting in eight equal quarterly installments beginning on December 20, 2022, subject to continued service. The performance-based vesting condition is satisfied on the earlier of (i) a change in control, in which the consideration paid to holders of shares is either cash, publicly traded securities, or a combination thereof, or (ii) the first Company vest date to occur following the expiration of the lock-up period upon an IPO, subject to continued service through such change in control or lock-up expiration, as applicable. None of the RSUs vest unless the performance-based vesting condition is satisfied. Upon the completion of the IPO, the performance-based vesting condition was met and the Company recognized $17.3 million of deferred expense related to RSUs as of that date in its condensed consolidated statement of operations.

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

Goodwill and Intangible Assets

The Company evaluates and tests the recoverability of goodwill for impairment at least annually, on January 31, or more frequently if circumstances indicate that goodwill may not be recoverable. The Company performs the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. The Company has one reporting unit. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the first step of a two-step analysis by comparing the book value of net assets to the fair value of the reporting unit. To calculate any potential impairment, the Company compares the fair value of a reporting unit with its carrying amount, including goodwill. Any excess of the carrying amount of the reporting unit’s goodwill over its fair value is recognized as an impairment loss, and the carrying value of goodwill is written down. In assessing the qualitative factors, the Company considers the impact of certain key factors including macroeconomic conditions, industry and market considerations, management turnover, changes in regulation, litigation matters, changes in enterprise value, and overall financial performance. No impairment was recorded during the three and six months ended July 31, 2019 or July 31, 2018. The change in goodwill balance during the three and six months ended July 31, 2019 and July 31, 2018 was due to changes in foreign currency exchange rates.

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

The Company accounts for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes a liability for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The liability is adjusted considering changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of liability provisions and changes to the liability that are considered appropriate. As the Company maintained a full valuation allowance against its deferred tax assets, the changes resulted in no additional tax expense during the three and six months ended July 31, 2019 or July 31, 2018. As of July 31, 2019, the Company does not expect that changes in the liability for unrecognized tax benefits for the next twelve months will have a material impact on its condensed consolidated financial statements.

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

Net Loss per Share

The Company computes basic and diluted net loss per share attributable to common stockholders for Class A and Class B common stock using the two-class method required for participating securities. The Company considers all series of its redeemable convertible preferred stock to be participating securities. Net loss is attributed to Class A and Class B common stock based on their participation rights. Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the consolidated statements of operations. For public business entities that are SEC filers, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.

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

The hierarchy is broken down into three levels as follows:

Level 1	Assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in active markets
Level 2	Assets and liabilities whose values are based on quoted prices in markets that are not active or inputs that are observable for substantially the full term of the asset or liability
Level 3	Assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement

Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows:

	July 31, 2019				January 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets
Cash equivalents (1)
Money market funds	$698,945	$—	$—	$698,945	$42,132	$—	$—	$42,132
Corporate debt securities	—	15,008	—	15,008	—	27,941	—	27,941
Total cash equivalents	698,945	15,008	—	713,953	42,132	27,941	—	70,073
Marketable securities
Corporate debt securities	—	79,985	—	79,985	—	91,796	—	91,796
U.S. treasury securities	14,018	—	—	14,018	11,451	—	—	11,451
Total marketable securities	14,018	79,985	—	94,003	11,451	91,796	—	103,247
Total assets	$712,963	$94,993	$—	$807,956	$53,583	$119,737	$—	$173,320
Liability
Contingent consideration related to business combinations (2)	—	—	—	—	—	—	$474	$474
Redeemable convertible preferred stock warrant liability (3)	—	—	—	—	—	—	4,537	4,537
Total liabilities	$—	$—	$—	$—	$—	$—	$5,011	$5,011
(1)	Included in “Cash and cash equivalents” on the condensed consolidated balance sheets.
(2)	The contingent consideration consists of development milestone payments. The fair value of the contingent consideration was estimated by developing the risk-adjusted discounted value as well as discounted probability-weighted expected payments. That measure is based on Level 3 inputs which are significant inputs that are not observable in the market. Key assumptions at the acquisition date included (a) a discount rate range of 3%-3.02% and (b) three probability-adjusted milestone payments, each $0.2 million. As of January 31, 2019, the first milestone payment of $0.2 million had been made. During the three months ended April 30, 2019, the remaining milestones were deemed not probable of being paid and the remaining contingent consideration of $0.5 million was written off to Other expense, net.
(3)	Immediately prior to the closing of the IPO on June 14, 2019, the redeemable convertible preferred stock warrants also converted into 336,386 warrants to purchase Class B common stock on a one-to-one basis. The redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital. Within the same month, the Company received notice from the holders of 336,386 shares as to their intentions to convert the warrants into shares of common stock of the Company. Such shares were settled via net settlement method, which was elected by the holders to reduce the number of shares issued upon exercise to reflect net settlement of the exercise price, resulting in the issuance of 322,278 shares of the Company’s common stock.

There were no transfers between the levels of the fair value hierarchy during the three and six months ended July 31, 2019 or July 31, 2018.

The securities that had been in continuous unrealized loss position per security type and in aggregate are not material as of July 31, 2019 and January 31, 2019. There were no impairments considered “other-than-temporary” as it is more likely than not we will hold the securities until maturity or a recovery of the cost basis.

The remaining contractual maturities of marketable securities as of July 31, 2019 and January 31, 2019 were less than one year.

The following summarizes the changes in the redeemable convertible preferred stock warrant liability, which is classified as a Level 3 instrument:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Balance at beginning of period	$5,704	$961	$4,537	$961
Adjustment resulting from change in fair value recognized in the condensed consolidated statements of operations	4,855	2,055	6,022	2,055
Reclassification of liability for redeemable convertible preferred stock warrants to additional paid-in capital upon initial public offering	(10,559)	—	(10,559)	—
Balance at end of period	$—	$3,016	$—	$3,016

The fair value of the redeemable convertible preferred stock warrant liability was estimated using the Black-Scholes option-pricing model and was based on significant inputs not observable in the market, and therefore was classified as a Level 3 instrument. The inputs include the Company’s preferred stock price, expected stock price volatility, risk-free interest rate, and contractual term. A loss of $4.9 million and $2.1 million was recorded as a component of Other expense, net, relating to the final remeasurement of the redeemable convertible preferred stock warrant liability during the three months ended July 31, 2019 and July 31, 2018, respectively, and a loss of $6.0 million and $2.1 million during the six months ended July 31, 2019 and July 31, 2018, respectively.

4.  Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	July 31,	January 31,
	2019	2019
	(in thousands)

Prepaid expenses	$22,671	$14,390
Prepaid hosting services	4,280	2,915
Other current assets	2,397	1,105
Prepaid expenses and other current assets	$29,348	$18,410

Property and Equipment, Net

Property and equipment, net consisted of the following:

	July 31,	January 31,
	2019	2019
	(in thousands)

Data center and other computer equipment	$55,980	$44,735
Capitalized internal-use software	25,764	22,209
Leasehold improvements	9,916	10,011
Purchased software	1,757	1,460
Furniture and equipment	3,417	2,553
Construction in process	47,991	19,455
	144,825	100,423
Less: Accumulated depreciation and amortization	(36,836)	(26,688)
Property and equipment, net	$107,989	$73,735

Construction in process mainly includes data center equipment purchased that has not yet been placed in service. As of July 31, 2019, $47.0 million of data center equipment was purchased but not yet been placed into service.

Depreciation and amortization expense of property and equipment was $5.3 million and $3.4 million during the three months ended July 31, 2019 and July 31, 2018, respectively, and $10.2 million and $6.4 million during the six months ended July 31, 2019 and July 31, 2018, respectively.

Intangible Assets, Net

Total intangible assets, net consisted of the following:

			Weighted-Average
	July 31,	January 31,	Remaining Useful
	2019	2019	Life
	(in thousands)		(in months)

Developed technology	$1,246	$1,269	15
Customer relationships	613	632	39
Non-compete agreement	123	126	15
	1,982	2,027
Less: Accumulated amortization	(1,244)	(979)
Intangible assets, net	$738	$1,048

Amortization of developed technology, customer relationships, and non-compete agreement are recorded within cost of revenue, sales and marketing expense, and research and development expense, respectively, in the condensed consolidated statements of operations. Amortization expense of intangible assets was $0.1 million and $0.2 million during the three months ended July 31, 2019 and July 31, 2018, respectively, and $0.3 million and $0.4 million during the six months ended July 31, 2019 and July 31, 2018, respectively.

The estimated aggregate future amortization expense of intangible assets as of July 31, 2019 is as follows:

Total
(in thousands)

Fiscal 2020 (remaining six months)	$206
Fiscal 2021	324
Fiscal 2022	123
Fiscal 2023	85
Fiscal 2024	—
Total amortization expense	$738

The developed technology, customer relationships, and non-compete agreement assets are being amortized over 3 years, 5 years, and 3 years, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	July 31,	January 31,
	2019	2019
	(in thousands)

Web hosting services	$7,478	$12,224
Accrued purchases of property and equipment	10,701	7,042
Other vendor expenses	12,707	12,326
Amounts due for employee expenses	1,682	949
Accrued expenses	$32,568	$32,541

Accrued Payroll and Benefits

Accrued payroll and benefits consisted of the following:

	July 31,	January 31,
	2019	2019
	(in thousands)

Accrued payroll and related expenses	$5,686	$4,326
Accrued bonuses	5,433	5,459
Accrued commissions	8,938	9,499
Accrued payroll and benefits	$20,057	$19,284

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

The Credit Agreement is collateralized by substantially all of the Company’s current and future property, rights, and assets, including, but not limited to, cash, goods, equipment, contractual rights, financial assets, and intangible assets of the Company and its subsidiaries. The Credit Agreement contains covenants limiting the ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The Credit Agreement also contains financial covenants requiring the Company to maintain the year-over-year growth rate of its ordinary course recurring subscription revenue above specified rates and to maintain minimum liquidity at specified levels. The Company was in compliance with all covenants as of July 31, 2019. The Credit Agreement contains events of default that include, among others, non-payment of principal, interest, or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, and material judgments.

No amounts were outstanding under the Credit Agreement as of July 31, 2019 or January 31, 2019.

6.  Income Taxes

The Company recognized an income tax expense of $0.6 million and $0.4 million for the three months ended July 31, 2019 and July 31, 2018, respectively and $1.2 million and $0.5 million for the six months ended July 31, 2019 and 2018, respectively. The tax expense for the three and six months ended July 31, 2019 was primarily attributable to pre-tax foreign earnings. The Company’s effective tax rates of (1.5%) and (1.6%) for the three and six months ended July 31, 2019 and July 31, 2018, respectively, differ from the U.S. statutory tax rate primarily due to valuation allowance recorded against domestic losses and the tax rate differences between the United States and foreign countries.

The Company has a full valuation allowance on its U.S. federal and state deferred tax assets. As a result, consistent with the prior year, the Company is unable to record a tax benefit on these losses because of uncertainty of future profitability.

7.  Redeemable Convertible Preferred Stock

Upon the close of the Company’s IPO on June 14, 2019, all shares of convertible preferred stock then outstanding, totaling 131,267,586 shares, were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis and the carrying value, totaling $557.9 million, was reclassified into Class B common stock and additional paid-in capital on the condensed consolidated balance sheet.

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

8.  Common Stock

In connection with the IPO, on June 14, 2019, the Company filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 2,000,000,000 shares of Class A common stock with a par value of $0.0005 per share, 300,000,000 shares of Class B common stock with a par value of $0.0005 per share, and 100,000,000 shares of undesignated preferred stock with a par value of $0.0005 per share. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock. Class A and Class B common stockholders are not entitled to receive dividends unless declared by our board of directors.

9.  Stock-Based Compensation

Stock Incentive Plan

In May 2019, the Company’s board of directors adopted, and the stockholders approved the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan (the "2019 Plan") with the purpose of granting stock-based awards to employees, directors, officers and consultants, including stock options, restricted stock awards, restricted stock units and performance-based restricted stock units. A total of 8,750,000 shares of Class A common stock were initially available for issuance under the 2019 Plan. The Company’s compensation committee administers the 2019 Plan. The number of shares of our common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each fiscal year beginning on February 1, 2020, equal to the lesser of: (i) two percent (2%) of outstanding shares of the Company’s capital stock as of the last day of the immediately preceding fiscal year or (ii) such other amount as our board of directors may determine.

The 2011 Plan was terminated on June 10, 2019, which was the business day prior to the effectiveness of the Company's registration statement on Form S-1 used in connection with the Company's IPO, and stock-based awards are no longer granted under the 2011 Plan. Any shares underlying stock options that expire or terminate or are forfeited or repurchased under the 2011 Plan will be automatically transferred to the 2019 Plan. The maximum number of shares of common stock, that could have been issued pursuant to the 2011 Plan was 79,498,016 as of January 31, 2019.

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

The fair value of each option was estimated on the date of grant using the following assumptions during the period:

	Six Months Ended July 31,
	2019	2018

Expected term (in years)	6.05	6.05
Risk-free interest rate	2.0%	2.9%
Expected stock price volatility	37.7%	38.1%
Dividend yield	—%	—%

The following table is a summary of stock option activity for the six months ended July 31, 2019:

		Weighted-
		Average
	Number of	Exercise Price
	Shares	Per Share
	(in thousands)

Options outstanding at January 31, 2019	26,535	$3.87
Granted	880	$14.65
Exercised	(706)	$2.14
Canceled	(509)	$7.34
Options outstanding as of April 30, 2019	26,200	$4.21
Granted	168	$34.00
Exercised	(4,776)	$3.62
Canceled	(325)	$5.06
Options outstanding at July 31, 2019	21,267	$4.56
Options vested and expected to vest at July 31, 2019	21,267	$4.56
Options exercisable at July 31, 2019	10,810	$1.97

Options exercisable include 1,107,201 options that were unvested as of July 31, 2019.

The aggregate intrinsic value of options vested and exercisable was $1,034 million and $181.1 million as of July 31, 2019 and January 31, 2019, respectively. The weighted-average remaining contractual term of options vested and exercisable was 6.5 years and 7.1 years as of July 31, 2019 and January 31, 2019, respectively.

The weighted-average grant date fair values of all options granted was $13.45 and $5.36 per share during the three months ended July 31, 2019 and July 31, 2018, respectively, and $9.51 and $5.36 per share during the six months ended July 31, 2019 and July 31, 2018, respectively. The total intrinsic value of all options exercised was $80.9 million and $6.6 million during the three months ended July 31, 2019 and July 31, 2018, respectively, and $89.7 million and $7.6 million during the six months ended July 31, 2019 and July 31, 2018, respectively.

The aggregate intrinsic value of stock options outstanding as of July 31, 2019 and January 31, 2019 was $1,797.2 million and $286.1 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 7.5 years and 7.9 years as of July 31, 2019 and January 31, 2019, respectively.

Total unrecognized stock-based compensation expense related to unvested options was $44.5 million as of July 31, 2019. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.5 years. Total unrecognized stock-based compensation expense related to unvested options was $45.8 million as of January 31, 2019. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 3.4 years.

Early Exercise of Employee Options

The 2011 Stock Plan allows for the early exercise of stock options for certain individuals as determined by the Board of Directors. The consideration received for an early exercise of an option is a deposit of the exercise price and the related dollar amount is recorded as a liability for early exercise of unvested stock options in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination or for any reason, including death and disability, at the price paid by the purchaser for such shares. During both the three months ended July 31, 2019 and the six months ended July 31, 2019, the Company issued 1,037,356 shares of common stock related to early exercised stock options. As of July 31, 2019, the number of shares of common stock related to early exercised stock options subject to repurchase was 1,316,192 shares for $10.5 million. As of January 31, 2019, the number of shares of common stock related to early exercised stock options subject to repurchase was 545,941 shares for $1.2 million. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company includes unvested shares subject to repurchase in the number of shares outstanding on the statement of redeemable convertible preferred stock and stockholders’ deficit.

Restricted Stock Units

Beginning in September 2018, the Company began issuing RSUs to certain employees. These RSUs include a service-based vesting condition and a performance-based vesting condition. The service-based vesting condition is generally satisfied based on one of three vesting schedules: (i) vesting of one-fourth of the RSUs on the first “Company vest date” (defined as March 20, June 20, September 20, or December 20) on or following the one-year anniversary of the vesting commencement date with the remainder of the RSUs vesting in twelve equal quarterly installments thereafter, subject to continued service, (ii) vesting in sixteen equal quarterly installments beginning on December 20, 2018, subject to continued service, or (iii) vesting in eight equal quarterly installments beginning on December 20, 2022, subject to continued service. The performance-based vesting condition is satisfied on the earlier of (i) a change in control, in which the consideration paid to holders of shares is either cash, publicly traded securities, or a combination thereof, or (ii) the first Company vest date to occur following the expiration of the lock-up period upon an IPO, subject to continued service through such change in control or lock-up expiration, as applicable. None of the RSUs vest unless the performance-based vesting condition is satisfied. Upon the completion of the IPO, the performance-based vesting condition was met and the Company recognized $17.3 million of deferred expense related to RSUs as of that date in its condensed consolidated statement of operations.

Expense for RSUs that have a service-based condition only are being amortized on a straight-line basis. Expense for RSUs that have both a service-based and a performance-based condition are being amortized under the accelerated attribution method. Total unrecognized stock‑based compensation expense related to unvested RSUs was $83.2 million as of July 31, 2019. This expense is expected to be amortized (subject to acceleration or straight-line basis) over a weighted‑average vesting period of 2.2 years. Total unrecognized stock‑based compensation expense related to unvested restricted stock units was $51.9 million as of January 31, 2019. This expense is expected to be amortized on an accelerated attribution method over a weighted‑average vesting period of 2.2 years.

The following table is a summary of RSU activity for the six months ended July 31, 2019:

		Weighted-
		Average Grant
	Number of	Date Fair Value
	Shares	Per Share
	(in thousands)

RSUs outstanding at January 31, 2019	4,059	$12.66
Granted	853	$18.32
Vested	—	$—
Forfeited	(159)	$12.62
RSUs outstanding at April 30, 2019	4,753	$13.33
Granted	1,014	$41.35
Vested	—	$—
Forfeited	(38)	$20.59
RSUs outstanding at July 31, 2019	5,729	$18.61
RSUs expected to vest at July 31, 2019	5,729	$18.61

Employee Stock Purchase Plan

In May 2019, the board of directors adopted, and the stockholders approved the CrowdStrike Holdings, Inc. 2019 Employee Stock Purchase Plan (“ESPP”), which became effective on June 10, 2019, which was the business day prior to the effectiveness of the Company's registration statement on Form S-1 used in connection with the Company's IPO. A total of 3,500,000 shares of Class A common stock were initially reserved for issuance under the ESPP. The Company’s compensation committee administers the ESPP. The number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each fiscal year beginning on February 1, 2020, equal to the lesser of: (i) one percent (1%) of outstanding shares of our capital stock as of the last day of the immediately preceding fiscal year or (ii) such other amount as our board of directors may determine.

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

ESPP employee payroll contributions accrued at July 31, 2019 totaled $2.5 million and are included within accrued compensation in the condensed consolidated balance sheets. Employee payroll contributions ultimately used to purchase shares will be reclassified to stockholders' equity on the purchase date. The Company recorded stock-based compensation of $2.3 million during the three and six months ended July 31, 2019 in connection with the ESPP.

The fair value of the share purchase rights granted under the ESPP during the six months ended July 31, 2019 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended July 31,
2019

Expected term (in years)	0.5 - 2.0
Risk-free interest rate	1.9 - 2.2%
Expected stock price volatility	33.0 - 35.7%
Dividend yield	—%

Stock-Based Compensation Expense

Stock-based compensation expense included in the condensed consolidated statements of operations is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Subscription cost of revenue	$1,233	$88	$1,498	$151
Professional services cost of revenue	644	57	747	103
Sales and marketing	6,638	1,031	8,156	1,804
Research and development	4,976	539	5,657	987
General and administrative	16,368	509	17,553	898
Total stock-based compensation expense	$29,859	$2,224	$33,611	$3,943

10.  Revenue, Deferred Revenue and Remaining Performance Obligations

The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended July 31,				Six Months Ended July 31,
	2019		2018		2019		2018
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(in thousands, except percentages)				(in thousands, except percentages)

Channel Partners	$70,438	65%	$36,936	66%	$134,897	66%	$70,094	68%
Direct Customers	37,670	35%	18,765	34%	69,288	34%	32,896	32%
Total revenue	$108,108	100%	$55,701	100%	$204,185	100%	$102,990	100%

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

The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s cloud platform:

	Three Months Ended July 31,				Six Months Ended July 31,
	2019		2018		2019		2018
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(in thousands, except percentages)				(in thousands, except percentages)

United States	$80,146	74%	$44,338	80%	$152,454	75%	$80,293	78%
Europe, Middle East, and Africa	15,006	14%	5,108	9%	28,419	14%	11,017	11%
Asia Pacific	8,613	8%	4,000	7%	14,843	7%	7,662	7%
Other	4,343	4%	2,255	4%	8,469	4%	4,018	4%
Total revenue	$108,108	100%	$55,701	100%	$204,185	100%	$102,990	100%

No single country other than the United States represented 10% or more of the Company’s total revenue during the three or six months ended July 31, 2019 or July 31, 2018.

Contract Balances

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months and six months ended July 31, 2019, the Company recognized revenue of $89.6 million and $169.5 million, respectively, that were included in the corresponding contract liability balance at the beginning of the period.

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

Changes in deferred revenue for the six months ended July 31, 2019 were as follows (in thousands):

	Carrying Amount
	Three Months Ended July 31, 2019	Six Months Ended July 31, 2019
Beginning Balance	$315,212	$290,067
Additions to deferred revenue	162,658	283,880
Recognition of deferred revenue	(108,108)	(204,185)
Ending Balance	$369,762	$369,762

Remaining Performance Obligations

The Company's subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancelable. Customers typically have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of July 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $455.0 million. The Company expects to recognize 72% of the remaining performance obligation in the 12 months following July 31, 2019, with the remainder to be recognized thereafter.

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

Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to channel partners, paid upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years while commissions paid for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of six months. Amortization of deferred contract acquisition costs is recognized on a straight-line basis commensurate with the pattern of revenue recognition and included in sales and marketing expense in the condensed consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment losses of deferred contract acquisition costs during the three and six months ended July 31, 2019.

The following table summarizes the activity of deferred contract acquisition costs:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)

Beginning balance	$64,197	$21,764	$63,071	$22,334
Capitalization of contract acquisition costs	19,317	9,272	27,788	14,298
Amortization of deferred contract acquisition costs	(7,731)	(6,395)	(15,076)	(11,991)
Ending balance	$75,783	$24,641	$75,783	$24,641

Deferred contract acquisition costs, current	$34,017	$18,808	$34,017	$18,808
Deferred contract acquisition costs, noncurrent	41,766	5,833	41,766	5,833
Total deferred contract acquisition costs	$75,783	$24,641	$75,783	$24,641

11.  Commitments and Contingencies

Lease Commitments

The Company leases its office space under various non-cancelable operating lease agreements. Leases expire at various dates through fiscal year 2027. The aggregate future minimum payments under noncancelable operating leases as of July 31, 2019 were as follows:

Operating
Leases
(in thousands)

Fiscal 2020 (remaining six months)	$3,204
Fiscal 2021	5,877
Fiscal 2022	5,600
Fiscal 2023	4,753
Fiscal 2024	3,498
Thereafter	2,058
Total minimum lease payments	$24,990

Rent expense was $2.2 million and $1.7 million during the three months ended July 31, 2019 and July 31, 2018, respectively, and $4.0 million and $3.2 million during the six months ended July 31, 2019 and July 31, 2018, respectively.

Purchase Obligations

The Company enters into long-term non-cancelable agreements with providers to purchase data center capacity, such as bandwidth and colocation space, for the Company’s cloud platform. As of July 31, 2019, the Company is committed to spend $205.3 million on such agreements through 2027. These obligations are included in purchase obligations below.

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase products and services such as technology, equipment, office renovations, corporate events, and consulting services. A summary of noncancelable purchase obligations as of July 31, 2019 with expected date of payment is as follows:

Total
Commitments
(in thousands)
Fiscal 2020 (remaining six months)	$24,198
Fiscal 2021	63,714
Fiscal 2022	87,294
Fiscal 2023	32,483
Fiscal 2024	9,724
Thereafter	4,367
Total purchase commitments	$221,780

Letters of Credit

As of July 31, 2019 and January 31, 2019, the Company had an unused standby letter of credit for $0.5 million securing its headquarters facility in Sunnyvale, California. As of July 31, 2019 and January 31, 2019, the Company had an unused standby letter of credit for $1.0 million and $0.8 million, respectively, securing its facility in Austin, Texas.

Litigation

The Company is currently involved in proceedings before the Trademark Trial and Appeal Board at the U.S. Patent and Trademark Office (the “USPTO”) regarding its U.S. trademark registrations for “CrowdStrike Falcon” and its U.S. application to register its “Falcon OverWatch” trademark. On November 23, 2016, Fair Isaac Corporation (“FICO”) filed a Petition for Cancellation of the Company’s “CrowdStrike Falcon” trademark registrations and a Notice of Opposition against the Company’s “Falcon OverWatch” trademark application before the USPTO, Trademark Trial and Appeal Board (“TTAB”). On January 3, 2017, the Company filed answers to both the cancellation and opposition proceedings, and the proceedings thereafter were consolidated. On November 21, 2018, the Company filed a Petition for Partial Cancellation or Amendment of one of FICO’s “Falcon” trademark registrations, and on December 10, 2018, the parties filed a joint request to consolidate the proceedings and adjust the schedule.  On January 16, 2019, FICO moved to dismiss the Company’s petition, and the TTAB thereafter suspended all proceedings pending its ruling on the motions.  On July 2, 2019, the TTAB issued an order granting the request to consolidate the proceedings and granting the motion to dismiss with leave to file an amended petition by July 22, 2019.  The order also set a schedule with trial proceedings to close no earlier than 2021. The Company filed its Amended Petition for Cancellation or Amendment on July 22, 2019. On August 12, 2019, FICO moved to dismiss the Company’s Amended Petition for Cancellation. The Company is vigorously defending the case, but given the early stage, although a loss may reasonably be possible, the Company is unable to predict the likelihood of success of Fair Isaac’s claims or estimate a loss or range of loss. As a result, no liability has been recorded as of July 31, 2019 or January 31, 2019.

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

The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of July 31, 2019 or January 31, 2019.

12.  Geographic Information

The Company’s long-lived assets are composed of property and equipment, net, and are summarized by geographic area as follows:

	July 31,	January 31,
	2019	2019
	(in thousands)

United States	$99,624	$70,699
International	8,365	3,036
Total property and equipment, net	$107,989	$73,735

Other than the United States, no other country represented 10% or more of our total property and equipment as of July 31, 2019 or January 31, 2019.

13.  Related Party Transactions

Subscription and Professional Services Revenue from Related Parties

During the three months and six months ended July 31, 2019 and 2018, certain investors and companies with whom the Company’s Board of Directors are affiliated purchased subscriptions and professional services. The Company recorded revenue from subscriptions and professional services from related parties of $2.3 million and $1.3 million during the three months ended July 31, 2019 and July 31, 2018, respectively, and $4.6 million and $2.7 million during the six months ended July 31, 2019 and July 31, 2018. Accounts receivable associated with these related parties was $0.1 million and $0.2 million as of July 31, 2019 and January 31, 2019, respectively.

Accounts Payable to Related Parties

The Company purchased goods and services totaling $0.9 million and $0.4 million, respectively, from certain investors and companies with whom its Board of Directors are affiliated during the three months ended July 31, 2019 and 2018, and $1.5 million and $0.8 million during the six months ended July 31, 2019 and July 31, 2018. There is no accounts payable to such vendors as of July 31, 2019. The accounts payable was less than $0.1 million as of January 31, 2019.

14.  Net Loss Per Share Attributable to Common Stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

Common Stock

Net loss attributable to common stockholders	$—	$(32,877)	$—	$(66,494)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	—	44,105	—	43,864

Net loss per share attributable to common stockholders, basic and diluted	$—	$(0.75)	$—	$(1.52)

Class A Common Stock

Net loss attributable to common stockholders	$(4,308)	$—	$(4,784)	$—

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	10,800	—	5,489	—

Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$—	$(0.87)	$—

Class B Common Stock

Net loss attributable to common stockholders	$(47,581)	$—	$(73,082)	$—

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	119,291	—	83,846	—

Net loss per share attributable to common stockholders, basic and diluted	$(0.40)	$—	$(0.87)	$—

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

	July 31,	July 31,
	2019	2018
	(in thousands)

Shares of common stock issuable upon conversion of redeemable convertible preferred stock	—	130,843
Shares of common stock issuable upon conversion of redeemable convertible preferred stock warrants	—	336
Shares of common stock subject to repurchase from outstanding stock options	1,316	778
Restricted stock units subject to future vesting	5,729	31
Shares of common stock issuable from stock options	21,267	24,141
Potential common shares excluded from diluted net loss per share	28,312	156,129

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

On June 14, 2019 we closed our initial public offering, or IPO, in which we issued and sold 20,700,000 shares of Class A common stock. The price per share to the public was $34.00. We received aggregate proceeds of $665.1 million from the IPO, net of underwriters’ discounts and commissions and before deducting estimated offering costs of $5.9 million. Upon the closing of the IPO, all shares of our outstanding preferred stock automatically converted into 131,267,586 shares of Class B common stock. In connection with our IPO, all shares of our common stock outstanding prior to our IPO were automatically converted into shares of Class B common stock.

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

The following table sets forth the number of our subscription customers as of the dates presented:

	As of July 31,
	2019	2018
	(in thousands)

Subscription customers	3,789	1,800
Year-over-year growth	111%	162%

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

The following table sets forth our ARR as of the dates presented:

	As of July 31,
	2019	2018
	(in thousands)

Annual recurring revenue	$423,780	$208,172
Year-over-year growth	104%	132%

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

Other Expense, Net. Other expense, net consists primarily of income earned on our cash equivalents and marketable securities, expense related to the fair value of warrants for our redeemable convertible preferred stock, interest expense on our bank facility, and foreign currency transaction gains and losses.

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

Results of Operations

The following tables set forth our condensed consolidated statements of operations for each period presented:

	Three Months Ended July 31,		Change	Change	Six Months Ended July 31,		Change	Change
	2019	2018	$	%	2019	2018	$	%
	(in thousands)				(in thousands)
Revenue
Subscription	$97,575	$49,161	$48,414	98%	$183,566	$88,919	$94,647	106%
Professional services	10,533	6,540	3,993	61%	20,619	14,071	6,548	47%
Total revenue	108,108	55,701	52,407	94%	204,185	102,990	101,195	98%

Cost of revenue
Subscription (1) (2)	24,946	14,604	10,342	71%	48,637	29,775	18,862	63%
Professional services (1) (2)	6,636	3,971	2,665	67%	12,219	8,194	4,025	49%
Total cost of revenue	31,582	18,575	13,007	70%	60,856	37,969	22,887	60%

Gross profit	76,526	37,126	39,400	106%	143,329	65,021	78,308	120%

Operating expenses
Sales and marketing (1) (2)	65,274	40,113	25,161	63%	122,117	76,730	45,387	59%
Research and development (1) (2)	31,630	18,963	12,667	67%	55,505	36,578	18,927	52%
General and administrative (1) (2)	30,261	8,477	21,784	257%	42,122	15,254	26,868	176%
Total operating expenses	127,165	67,553	59,612	88%	219,744	128,562	91,182	71%

Loss from operations	(50,639)	(30,427)	(20,212)	66%	(76,415)	(63,541)	(12,874)	20%

Interest expense	(164)	(236)	72	(31)%	(165)	(428)	263	(61)%
Other expense, net	(451)	(1,852)	1,401	(76)%	(56)	(2,042)	1,986	(97)%

Loss before provision for income taxes	(51,254)	(32,515)	(18,739)	58%	(76,636)	(66,011)	(10,625)	16%

Provision for income taxes	(635)	(362)	(273)	75%	(1,230)	(483)	(747)	155%

Net loss	$(51,889)	$(32,877)	$(19,012)	58%	$(77,866)	$(66,494)	$(11,372)	17%

(1)	Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Subscription cost of revenue	$1,233	$88	$1,498	$151
Professional services cost of revenue	644	57	747	103
Sales and marketing	6,638	1,031	8,156	1,804
Research and development	4,976	539	5,657	987
General and administrative	16,368	509	17,553	898
Total stock-based compensation expense	$29,859	$2,224	$33,611	$3,943

(2)	Includes amortization of acquired intangible assets as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Subscription cost of revenue	$97	$106	$201	$202
Professional services cost of revenue	—	—	—	—
Sales and marketing	32	62	63	79
Research and development	10	39	21	92
General and administrative	—	—	—
Total amortization of purchased intangibles	$139	$207	$285	$373

The following table presents the components of our condensed consolidated statements of operations as a percentage of total revenue for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	%	%	%	%
Revenue
Subscription	90%	88%	90%	86%
Professional services	10%	12%	10%	14%
Total revenue	100%	100%	100%	100%

Cost of revenue
Subscription	23%	26%	24%	29%
Professional services	6%	7%	6%	8%
Total cost of revenue	29%	33%	30%	37%

Gross profit	71%	67%	70%	63%

Operating expenses
Sales and marketing	60%	72%	60%	75%
Research and development	29%	34%	27%	36%
General and administrative	28%	15%	21%	15%
Total operating expenses	118%	121%	108%	125%

Loss from operations	(47)%	(55)%	(37)%	(62)%
Interest expense	(0)%	(0)%	(0)%	(0)%
Other expense, net	(0)%	(3)%	(0)%	(2)%

Loss before provision for income taxes	(47)%	(58)%	(38)%	(64)%

Provision for income taxes	(1)%	(1)%	(1)%	(0)%

Net loss	(48)%	(59)%	(38)%	(65)%

Comparison of the Three Months Ended July 31, 2019 and 2018

Revenue

The following is a breakdown of total revenue from subscriptions and professional services for the three months ended July 31, 2019 as compared to the three months ended July 31, 2018:

	Three Months Ended July 31,		Change	Change
	2019	2018	$	%
	(in thousands)

Subscription	$97,575	$49,161	$48,414	98%
Professional services	10,533	6,540	3,993	61%
Total revenue	$108,108	$55,701	$52,407	94%

Total revenue increased from $55.7 million for the three months ended July 31, 2018, to $108.1 million for the three months ended July 31, 2019. Subscription revenue accounted for 88% of our total revenue for the three months ended July 31, 2018, and 90% for the three months ended July 31, 2019. Professional services revenue accounted for 12% of our total revenue for the three months ended July 31, 2018, and 10% for the three months ended July 31, 2019.

The growth in subscription revenue from $49.2 million for the three months ended July 31, 2018 to $97.6 million for the three months ended July 31, 2019, a 98% increase, was primarily attributable to the addition of new subscription customers, as we increased our customer base by 111% from 1,800 subscription customers as of July 31, 2018 to 3,789 subscription customers as of July 31, 2019. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 40%, 32%, and 28% of total subscription revenue for the three months ended July 31, 2019, respectively. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 58%, 21%, and 21% of total subscription revenue for the three months ended July 31, 2018, respectively.

Professional services revenue grew from $6.5 million for the three months ended July 31, 2018, to $10.5 million for the three months ended July 31, 2019, a 61% increase, and was primarily attributable to an increase in the number of professional service hours performed.

Cost of Revenue, Gross Profit, and Gross Margin

The following is a breakdown of cost of revenue related to subscriptions and professional services for the three months ended July 31, 2019 as compared to the three months ended July 31, 2018:

	Three Months Ended July 31,		Change	Change
	2019	2018	$	%
	(in thousands)

Subscription	$24,946	$14,604	$10,342	71%
Professional services	6,636	3,971	2,665	67%
Total cost of revenue	$31,582	$18,575	$13,007	70%

Total cost of revenue increased from $18.6 million for the three months ended July 31, 2018 to $31.6 million for the three months ended July 31, 2019. Subscription cost of revenue increased from $14.6 million for the three months ended July 31, 2018, to $24.9 million for the three months ended July 31, 2019, a 71% increase. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $4.1 million driven by a 143% increase in average headcount which included significant hiring of technical support employees, an increase in cloud hosting and related services of $2.4 million, an increase in stock-based compensation expense of $1.1 million, an increase in depreciation of data center equipment of $0.9 million, an increase in allocated overhead costs of $0.8 million, and an increase in amortization of capitalized internal use software of $0.4 million.

Professional services cost of revenue increased from $4.0 million for the three months ended July 31, 2018, to $6.6 million for the three months ended July 31, 2019, a 67% increase. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $1.5 million driven by an increase in average headcount of 57%, an increase in stock-based compensation expense of $0.6 million, an increase in cloud hosting and related services of $0.2 million, and an increase in allocated overhead costs of $0.1 million.

The following is a breakdown of gross profit and gross margin for subscriptions and professional services for the three months ended July 31, 2019 as compared to the three months ended July 31, 2018:

	Three Months Ended July 31,		Change	Change
	2019	2018	$	%
	(in thousands)

Subscription gross profit	$72,629	$34,557	$38,072	110%
Professional services gross profit	3,897	2,569	1,328	52%
Total gross profit	$76,526	$37,126	$39,400	106%

	Three Months Ended July 31,		Change
	2019	2018	%

Subscription gross margin	74%	70%	4%
Professional services gross margin	37%	39%	(2)%
Total gross margin	71%	67%	4%

Subscription gross margin increased from 70% for the three months ended July 31, 2018, to 74% for the three months ended July 31, 2019. This increase was a result of moving more of our operations to colocation data centers from third-party cloud service providers and renegotiating the terms of a third-party cloud service provider contract. This increase in gross margin was also due to incentivizing our sales team to drive higher margin subscriptions and efforts to optimize our channel partner programs and the uptake of multiple cloud modules by our customer base. Our “collect once, reuse many” data strategy means that after the first module is paid for and covers the cost of data storage and most computational costs, each additional subscription module carries a higher margin.

Operating Expenses

Sales and Marketing

The following is a breakdown of sales and marketing expenses for the three months ended July 31, 2019 as compared to the three months ended July 31, 2018:

	Three Months Ended July 31,		Change	Change
	2019	2018	$	%
	(in thousands)

Sales and marketing expenses	$65,274	$40,113	$25,161	63%

Sales and marketing expenses increased from $40.1 million for the three months ended July 31, 2018, to $65.3 million for the three months ended July 31, 2019, a 63% increase. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $9.2 million driven by an increase in sales and marketing average headcount of 63%, an increase in stock-based compensation of $5.6 million, an increase in marketing programs of $4.6 million, an increase in travel-related costs of $1.9 million, an increase in allocated overhead costs of $1.5 million, and an increase in expenses related to company events of $1.1 million. As a result of adopting ASC 606 effective February 1, 2019, our commissions expense for the three months ended July 31, 2019 was $4.6 million lower than it would have been under ASC 605.

Research and Development

The following is a breakdown of research and development expenses for the three months ended July 31, 2019 as compared to the three months ended July 31, 2018:

	Three Months Ended July 31,		Change	Change
	2019	2018	$	%
	(in thousands)

Research and development expenses	$31,630	$18,963	$12,667	67%

Research and development expenses increased from $19.0 million for the three months ended July 31, 2018, to $31.6 million for the three months ended July 31, 2019, a 67% increase. This increase was primarily due to an increase in employee-related expenses of $5.2 million driven by an increase in research and development average headcount of 47%. In addition, there was an increase in stock-based compensation of $4.5 million, an increase cloud hosting and related costs of $1.2 million, an increase in allocated overhead costs of $0.7 million, and an increase in travel related expenses of $0.5 million.

General and Administrative

The following is a breakdown of general and administrative expenses for the three months ended July 31, 2019 as compared to the three months ended July 31, 2018:

	Three Months Ended July 31,		Change	Change
	2019	2018	$	%
	(in thousands)

General and administrative expenses	$30,261	$8,477	$21,784	257%

General and administrative expenses increased from $8.5 million for the three months ended July 31, 2018, to $30.3 million for the three months ended July 31, 2019, a 257% increase. The increase in general and administrative expenses was primarily due an increase in stock-based compensation expense of $16.1 million. In addition, there was an increase in employee-related expenses of $2.3 million driven by an increase in general and administrative average headcount of 56%, an increase in corporate insurance expense of $0.8 million, an increase in travel related expenses of $0.4 million, an increase in accounting related expense of $0.4 million, an increase in company related events expense of $0.3 million, and increase in bad debt expense of $0.3 million, and an increase in overhead costs.

Interest and Other Expense, Net

The following is a breakdown of interest and Other expense, net, for the three months ended July 31, 2019 as compared to the three months ended July 31, 2018:

	Three Months Ended July 31,		Change	Change
	2019	2018	$	%
	(in thousands)

Interest expense	$(164)	$(236)	$72	(31)%
Other expense, net	$(451)	$(1,852)	$1,401	(76)%

The decrease in interest expense of $0.1 million was driven primarily by a decrease in the amounts borrowed during the three months ended July 31, 2019 compared to the three months ended July 31, 2018.

Other expense, net, was expense of $1.9 million for the three months ended July 31, 2018 compared to expense of $0.5 million for the three months ended July 31, 2019. This $1.4 million change was driven primarily by an increase in interest income of $2.6 million and income from a legal settlement of $1.3 million, partially offset by an increase in expense related to the fair value of the redeemable convertible preferred stock warrants of $2.8 million.

Provision for Income Taxes

The following is a breakdown of the provision for income taxes for the three months ended July 31, 2019 as compared to the three months ended July 31, 2018:

	Three Months Ended July 31,		Change	Change
	2019	2018	$	%
	(in thousands)

Provision for income taxes	$(635)	$(362)	$(273)	75%

The increase in the provision for income taxes of $0.3 million was driven primarily by an increase in international income tax expense due to increased activity in several countries during the three months ended July 31, 2019 compared to the three months ended July 31, 2018.

Comparison of the Six Months Ended July 31, 2019 and 2018

Revenue

The following is a breakdown of total revenue from subscriptions and professional services for the six months ended July 31, 2019 as compared to the six months ended July 31, 2018:

	Six Months Ended July 31,		Change	Change
	2019	2018	$	%
	(in thousands)

Subscription	$183,566	$88,919	$94,647	106%
Professional services	20,619	14,071	6,548	47%
Total revenue	$204,185	$102,990	$101,195	98%

Total revenue increased from $103.0 million for the six months ended July 31, 2018, to $204.2 million for the six months ended July 31, 2019. Subscription revenue accounted for 86% of our total revenue for the six months ended July 31, 2018, and 90% for the six months ended July 31, 2019. Professional services revenue accounted for 14% of our total revenue for the six months ended July 31, 2018, and 10% for the six months ended July 31, 2019.

The growth in subscription revenue from $88.9 million for the six months ended July 31, 2018 to $183.6 million for the six months ended July 31, 2019, a 106% increase, was primarily attributable to the addition of new subscription customers, as we increased our customer base by 111% from 1,800 subscription customers as of July 31, 2018 to 3,789 subscription customers as of July 31, 2019. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 41%, 32%, and 27% of total subscription revenue for the six months ended July 31, 2019, respectively. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 60%, 21%, and 19% of total subscription revenue for the six months ended July 31, 2018, respectively.

Professional services revenue grew from $14.1 million for the six months ended July 31, 2018, to $20.6 million for the six months ended July 31, 2019, a 47% increase, and was primarily attributable to an increase in the number of professional service hours performed.

Cost of Revenue, Gross Profit, and Gross Margin

The following is a breakdown of cost of revenue related to subscriptions and professional services for the six months ended July 31, 2019 as compared to the six months ended July 31, 2018:

	Six Months Ended July 31,		Change	Change
	2019	2018	$	%
	(in thousands)

Subscription	$48,637	$29,775	$18,862	63%
Professional services	12,219	8,194	4,025	49%
Total cost of revenue	$60,856	$37,969	$22,887	60%

Total cost of revenue increased from $38.0 million for the six months ended July 31, 2018 to $60.9 million for the six months ended July 31, 2019. Subscription cost of revenue increased from $29.8 million for the six months ended July 31, 2018, to $48.6 million for the six months ended July 31, 2019, a 63% increase. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $7.4 million driven by a 139% increase in average headcount which included significant hiring of technical support employees, an increase in cloud hosting and related services of $4.7 million, an increase in depreciation of data center equipment of $1.7 million, an increase in allocated overhead costs of $1.5 million, an increase in stock-based compensation expense of $1.3 million, and an increase in amortization of capitalized internal use software of $0.7 million.

Professional services cost of revenue increased from $8.2 million for the six months ended July 31, 2018, to $12.2 million for the six months ended July 31, 2019, a 49% increase. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $2.6 million driven by an increase in average headcount of 52%, an increase in stock-based compensation of $0.6 million, an increase in cloud hosting and related services of $0.4 million, and an increase in allocated overhead costs of $0.3 million.

The following is a breakdown of gross profit and gross margin for subscriptions and professional services for the six months ended July 31, 2019 as compared to the six months ended July 31, 2018:

	Six Months Ended July 31,		Change	Change
	2019	2018	$	%
	(in thousands)

Subscription gross profit	$134,929	$59,144	$75,785	128%
Professional services gross profit	8,400	5,877	2,523	43%
Total gross profit	$143,329	$65,021	$78,308	120%

	Six Months Ended July 31,		Change
	2019	2018	%

Subscription gross margin	74%	67%	7%
Professional services gross margin	41%	42%	(1)%
Total gross margin	70%	63%	7%

Subscription gross margin increased from 67% for the six months ended July 31, 2018, to 74% for the six months ended July 31, 2019. This increase was a result of moving more of our operations to colocation data centers from third-party cloud service providers and renegotiating the terms of a third-party cloud service provider contract. This increase in gross margin was also due to incentivizing our sales team to drive higher margin subscriptions and efforts to optimize our channel partner programs and the uptake of multiple cloud modules by our customer base. Our ‘collect once, reuse many” data strategy means that after the first module is paid for and covers the cost of data storage and most computational costs, each additional subscription module carries a higher margin.

Operating Expenses

Sales and Marketing

The following is a breakdown of sales and marketing expenses for the six months ended July 31, 2019 as compared to the six months ended July 31, 2018:

	Six Months Ended July 31,		Change	Change
	2019	2018	$	%
	(in thousands)

Sales and marketing expenses	$122,117	$76,730	$45,387	59%

Sales and marketing expenses increased from $76.7 million for the six months ended July 31, 2018, to $122.1 million for the six months ended July 31, 2019, a 59% increase. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $18.4 million driven by an increase in average sales and marketing headcount of 62%, an increase in marketing programs of $8.8 million, an increase in stock-based compensation of $6.4 million, an increase in travel-related costs of $3.5 million, an increase in allocated overhead costs of $3.1 million, and an increase in expenses for company events of $2.5 million. As a result of adopting ASC 606 effective February 1, 2019, our commissions expense for the six months ended July 31, 2019 was $8.8 million lower than it would have been under ASC 605.

Research and Development

The following is a breakdown of research and development expenses for the six months ended July 31, 2019 as compared to the six months ended July 31, 2018:

	Six Months Ended July 31,		Change	Change
	2019	2018	$	%
	(in thousands)

Research and development expenses	$55,505	$36,578	$18,927	52%

Research and development expenses increased from $36.6 million for the six months ended July 31, 2018, to $55.5 million for the six months ended July 31, 2019, a 52% increase. This increase was primarily due to an increase in employee-related expenses of $9.5 million driven by an increase in average research and development headcount of 44%. In addition, there was an increase in stock-based compensation of $4.7 million, an increase in cloud hosting and related costs of $2.3 million, an increase in allocated overhead costs of $1.5 million and an increase in travel related expenses of $0.8 million.

General and Administrative

The following is a breakdown of general and administrative expenses for the six months ended July 31, 2019 as compared to the six months ended July 31, 2018:

	Six Months Ended July 31,		Change	Change
	2019	2018	$	%
	(in thousands)

General and administrative expenses	$42,122	$15,254	$26,868	176%

General and administrative expenses increased from $15.3 million for the six months ended July 31, 2018, to $42.1 million for the six months ended July 31, 2019, a 176% increase. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $16.8 million. In addition, there was an increase in employee-related expenses of $4.0 million driven by an increase in general and administrative average headcount of 59%, an increase in accounting fees of $1.2 million, an increase in insurance expense of $0.8 million, an increase in travel related expenses of $0.5 million, and an increase in allocated overhead costs of $0.5 million.

Interest and Other Expense, Net

The following is a breakdown of interest and Other expense, net, for the six months ended July 31, 2019 as compared to the six months ended July 31, 2018:

	Six Months Ended July 31,		Change	Change
	2019	2018	$	%
	(in thousands)

Interest expense	$(165)	$(428)	$263	(61)%
Other expense, net	$(56)	$(2,042)	$1,986	(97)%

The decrease in interest expense of $0.3 million was driven primarily by a decrease in the amounts borrowed during the six months ended July 31, 2019 compared to the six months ended July 31, 2018.

Other expense, net, was an expense of $2.0 million for the six months ended July 31, 2018 compared to an expense of $0.1 million for the six months ended July 31, 2019. This $1.9 million change was driven primarily by an increase in interest income of $3.6 million, income from a legal settlement of $1.3 million, an increase in other income due to the write-off of contingent consideration of $0.5 million, and an increase in other income due to the unrealized gains on currency revaluation of $0.5 million partially offset by an increase in expense related to the fair value of the redeemable convertible preferred stock warrants of $4.0 million.

Provision for Income Taxes

The following is a breakdown of the provision for income taxes for the six months ended July 31, 2019 as compared to the six months ended July 31, 2018:

	Six Months Ended July 31,		Change	Change
	2019	2018	$	%
	(in thousands)

Provision for income taxes	$(1,230)	$(483)	$(747)	155%

The increase in the provision for income taxes of $0.7 million was driven primarily by an increase in international income tax expense due to increased activity in several countries during the six months ended July 31, 2019 compared to the six months ended July 31, 2018.

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

The following table presents a reconciliation of our non-GAAP subscription gross profit to our GAAP subscription gross profit and of our non-GAAP subscription gross margin to our GAAP subscription gross margin as of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Subscription revenue	$97,575	$49,161	$183,566	$88,919

Subscription gross profit	$72,629	$34,557	$134,929	$59,144
Add: Stock-based compensation expense	1,233	88	1,498	151
Add: Amortization of acquired intangible assets	97	106	201	202
Non-GAAP subscription gross profit	$73,959	$34,751	$136,628	$59,497

Subscription gross margin	74%	70%	74%	67%

Non-GAAP subscription gross margin	76%	71%	74%	67%

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

The following table presents a reconciliation of our non-GAAP loss from operations to our GAAP loss from operations and our non-GAAP operating margin to our GAAP operating margin as of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Total revenue	$108,108	$55,701	$204,185	$102,990

Loss from operations	$(50,639)	$(30,427)	$(76,415)	$(63,541)
Add: Stock-based compensation expense	29,859	2,224	33,611	3,943
Add: Amortization of acquired intangible assets	139	207	285	373
Non-GAAP loss from operations	$(20,641)	$(27,996)	$(42,519)	$(59,225)

Operating margin	(47)%	(55)%	(37)%	(62)%

Non-GAAP operating margin	(19)%	(50)%	(21)%	(58)%

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

The following table presents a reconciliation of free cash flow and free cash flow margin to net cash used in operating activities:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Total revenue	$108,108	$55,701	$204,185	$102,990

Net cash used in operating activities	(6,214)	(28,744)	(4,799)	(35,137)
Less: Purchases of property and equipment	(21,618)	(5,419)	(37,159)	(14,068)
Less: Capitalized internal-use software	(1,326)	(1,494)	(3,310)	(3,201)
Free cash flow	$(29,158)	$(35,657)	$(45,268)	$(52,406)

Net cash used in investing activities	$(34,392)	$(87,117)	$(30,254)	$(94,873)
Net cash provided by financing activities	$680,684	$182,171	$679,802	$182,620

Net cash used in operating activities as a percentage of revenue	(6)%	(52)%	(2)%	(34)%
Less: Purchases of property and equipment as a percentage of revenue	(20)%	(10)%	(18)%	(14)%
Less: Capitalized internal-use software as a percentage of revenue	(1)%	(3)%	(2)%	(3)%
Free cash flow margin	(27)%	(64)%	(22)%	(51)%

Liquidity and Capital Resources

In June 2019, upon completion of our IPO, we received net proceeds of $659.2 million, after deducting underwriters’ discounts and commissions and estimated offering expenses of $44.8 million.

Prior to our IPO, we financed our operations principally through private placements of our equity securities, payments received from customers using our Falcon platform and professional services, and borrowings under our credit facility. As of July 31, 2019, we had cash equivalents, consisting of money market funds, corporate debt securities, and US Treasuries, of $732.8 million, and marketable securities, consisting of corporate debt securities and U.S. treasury securities, of $94.0 million. Our cash and cash equivalents primarily consist of highly liquid investments. Since our inception, we have generated operating losses, as reflected in our accumulated deficit of $573.6 million as of July 31, 2019, and negative cash flows from operations. We expect to continue to incur operating losses and generate negative cash flows from operations for the foreseeable future due to the investments we intend to continue to make in sales and marketing and research and development, and due to additional general and administrative costs we expect to incur as a public company. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.

We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2019, we had deferred revenue of $369.8 million, of which $280.0 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2019	2018
	(in thousands)

Net cash used in operating activities	$(4,799)	$(35,137)
Net cash used in investing activities	(30,254)	(94,873)
Net cash provided by financing activities	679,802	182,620

Operating Activities

Net cash used in operating activities during the six months ended July 31, 2019 was $4.8 million, which resulted from a net loss of $77.9 million, adjusted for non-cash charges of $64.4 million and net cash inflow of $8.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $33.6 million in stock-based compensation expense, $15.1 million of amortization of deferred contract acquisition costs, $10.2 million of depreciation and amortization and, $6.0 million due to the change in the fair value of our redeemable convertible preferred stock warrant liability. The net cash inflow from changes in operating assets and liabilities was primarily due to a $79.4 million increase in deferred revenue, partially offset by a $27.8 million increase in deferred contract acquisition costs, a $22.8 million increase in accounts receivable, a $12.5 million increase in prepaid expenses and other assets, a $5.9 million decrease in accounts payable, and a $2.1 million decrease in accrued expenses and other current liabilities.

Net cash used in operating activities during the six months ended July 31, 2018 was $35.1 million, which resulted from a net loss of $66.5 million, adjusted for non-cash charges of $25.0 million and net cash inflow of $6.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $12.0 million of amortization of deferred contract acquisition costs, $6.4 million of depreciation and amortization, $3.9 million in stock-based compensation expense, and $2.1 million due to the change in the fair value of our redeemable convertible preferred stock warrant liability. The net cash inflow from changes in operating assets and liabilities was primarily due to a $37.2 million increase in deferred revenue, partially offset by a $14.3 million increase in deferred contract acquisition costs, a decrease in accrued expenses and other current liabilities of $9.1 million, and a $7.7 million decrease in accounts payable.

Investing Activities

Net cash used in investing activities during the six months ended July 31, 2019 of $30.3 million was primarily due to purchases of marketable securities of $117.6 million and purchases of property and equipment of $37.2 million, partially offset by maturities of marketable securities of $123.3 million.

Net cash used in investing activities during the six months ended July 31, 2018 of $94.9 million was primarily due to purchases of marketable securities of $80.2 million and purchases of property and equipment of $14.1 million.

Financing Activities

Net cash provided by financing activities of $679.8 million during the six months ended July 31, 2019 was primarily due to our IPO. On June 14, 2019, we closed our IPO in which we sold 20,700,000 shares of Class A common stock. The shares were sold at a public offering price of $34.00 per share for net proceeds of $659.2 million, after deducting underwriters’ discounts and commissions and estimated offering expenses of $44.8 million. In addition there was proceeds from the exercise of stock options of $18.8 million during the six months ended July 31, 2019.

Net cash provided by financing activities of $182.6 million during the six months ended July 31, 2018 was primarily due to net proceeds from the issuance of our Series E redeemable convertible preferred stock of $199.9 million partially offset by net repayments of bank loans of $16.2 million.

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

The Credit Agreement is collateralized by substantially all of our current and future property, rights, and assets, including, but not limited to, cash, goods, equipment, contractual rights, financial assets, and intangible assets of the Company and our subsidiaries. The Credit Agreement contains covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The Credit Agreement also contains financial covenants requiring us to maintain the year-over-year growth rate of its ordinary course recurring subscription revenue above specified rates and to maintain minimum liquidity at specified levels. We were in compliance with all covenants as of July 31, 2019. The Credit Agreement contains events of default that include, among others, non-payment of principal, interest, or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, and material judgments.

No amounts were outstanding under the Credit Agreement as of July 31, 2019.

Strategic Investments

In July 2019, we agreed to commit up to $10.0 million to a newly formed entity, CrowdStrike Falcon Fund LLC (“Falcon Fund”), in exchange for 50% of the sharing percentage of any distribution by Falcon Fund. Additionally, entities associated with Accel, a holder of more than 5% of our capital stock, also agreed to commit up to $10.0 million to Falcon Fund and collectively own the remaining 50% of the sharing percentage of Falcon Fund. Falcon Fund is in the business of purchasing, selling, investing and trading in minority equity and convertible debt securities of privately-held companies that develop applications that have potential for substantial contribution to CrowdStrike and its platform. Falcon Fund has a duration of ten years which may be extended for three additional years. At dissolution, Falcon Fund will be liquidated and the remaining assets will be distributed to the investors based on their sharing percentage. As of July 31, 2019, we had not yet made a contribution to Falcon Fund.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of July 31, 2019 and the years in which these obligations are due:

		Fiscal Year Ending July 31,
	Total	2020	2021	2022	2023	2024	Thereafter
	(in thousands)

Operating leases (1)	$24,990	$3,204	$5,877	$5,600	$4,753	$3,498	$2,058
Data center commitments (2)	205,318	15,922	58,432	85,543	31,796	9,273	4,352
Other purchase obligations (3)	16,462	8,276	5,282	1,751	687	451	15
Total	$246,770	$27,402	$69,591	$92,894	$37,236	$13,222	$6,425
(1)	Relates to our facilities worldwide.
(2)	Relates to non-cancelable commitments to data center vendors.
(3)	Relates to non-cancelable purchase commitments with various parties to purchase products and services entered into in the normal course of business.

Indemnification

Our subscription agreements contain standard indemnification obligations. Pursuant to these agreements, we will indemnify, defend, and hold the other party harmless with respect to a claim, suit, or proceeding brought against the other party by a third party alleging that our intellectual property infringes upon the intellectual property of the third party, or results from a breach of our representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. Typically, these indemnification provisions do not provide for a maximum potential amount of future payments we could be required to make. However, in the past we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheet as of July 31, 2019 or January 31, 2019.

We also indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited. However, our director and officer insurance policy limits our exposure and enables us to recover a portion of any future amounts paid. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheet as of July 31, 2019 or January 31, 2019.

Backlog

We enter into both single and multi-year subscription contracts for our solutions. We generally invoice the entire amount at contract signing prior to commencement of subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. As of July 31, 2019, we had backlog of approximately $85.2 million. Of the backlog of $85.2 million as of July 31, 2019, approximately $36.5 million is not reasonably expected to be billed in the next twelve months. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.

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

Our significant accounting policies are more fully described in Note 2 of our condensed consolidated financial statements. Our critical accounting policies and our more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus dated June 11, 2019 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, and there have been no significant changes to these policies for the six months ended July 31, 2019, except in regard to our adoption of ASU 606, Revenue from Contracts with Customers which is discussed below.

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

The adoption of Topic 606 had no impact on net cash provided by or used in operating, investing, or financing activities in our consolidated statements of cash flows for the three months or six months ended July 31, 2019. As a result of adopting ASC 606 effective February 1, 2019, our commissions expense for the three months ended April 30, 2019 and the six months ended July 31, 2019 was $4.2 million and $8.8 million lower than it would have been under ASC 605, respectively.

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

Interest Rate Risk

Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in corporate debt securities and money market funds, including overnight investments. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. As of July 31, 2019, we had cash and cash equivalents of $732.8 million and marketable securities of $94.0 million. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. However, due to the short-term nature of our investment portfolio, the effect of a hypothetical 10% change in interest rates would not have had a material effect on the fair market value of our portfolio as of July 31, 2019 or January 31, 2019. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Risk

To date, all of our sales contracts have been denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Australian Dollar, and Euro. The functional currency of our foreign subsidiaries is that country’s local currency. Monetary assets and liabilities of the foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, and revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recorded to Other expense, net. The effect of a hypothetical 10% change in foreign currency exchange rates would not have had a material effect on our condensed consolidated financial statements for the three months or six months ended July 31, 2019. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2019. Based on the evaluation of our disclosure controls and procedures as of July 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are currently involved in proceedings before the Trademark Trial and Appeal Board, or TTAB, at the U.S. Patent and Trademark Office, or USPTO, regarding our U.S. trademark registrations for “CrowdStrike Falcon” and our U.S. application to register our “Falcon OverWatch” trademark. On November 23, 2016, Fair Isaac Corporation, or FICO, filed a Petition for Cancellation of our “CrowdStrike Falcon” trademark registrations and a Notice of Opposition against our “Falcon OverWatch” trademark application before the TTAB. On January 3, 2017, we filed answers to both the cancellation and opposition proceedings, and the proceedings thereafter were consolidated. On November 21, 2018, we filed a Petition for Partial Cancellation or Amendment of one of FICO’s “Falcon” trademark registrations, and on December 10, 2018, the parties filed a joint request to consolidate the proceedings and adjust the schedule. On January 16, 2019, FICO moved to dismiss our petition, and the TTAB thereafter suspended all proceedings pending its ruling on the motions. On July 2, 2019, the TTAB issued an order granting the request to consolidate the proceedings, and granting the motion to dismiss with leave to file an amended petition by July 22, 2019. The order also set a schedule with trial proceedings to close no earlier than 2021. We filed an Amended Petition for Cancellation or Amendment on July 22, 2019. On August 12, 2019, FICO moved to dismiss our Amended Petition for Cancellation. We are vigorously defending the case, but given the early stage, we are unable to predict the likelihood of success of Fair Isaac's claims. If we do not ultimately prevail in these proceedings and in any subsequent appeal or civil action, we could ultimately be required to change the names of our solutions, which may entail significant expense and adversely affect our brand recognition.

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

We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from 324 employees as of January 31, 2016, to 550 employees as of January 31, 2017, to 910 employees as of January 31, 2018, to 1,455 employees as of January 31, 2019 and to 1,873 employees as of July 31, 2019. Although we have experienced rapid growth historically, we may not sustain our current growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in evolving industries, including market acceptance of our Falcon platform, adding new customers, intense competition, and our ability to manage our costs and operating expenses. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:

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

We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced net losses of $91.3 million, $135.5 million, $140.1 million for fiscal 2017, fiscal 2018, and fiscal 2019, respectively. As of July 31, 2019, we had an accumulated deficit of $573.6 million. While we have experienced significant growth in revenue in recent periods, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our total revenue or improvements in our results of operations. In addition to the anticipated costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.

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

We derived approximately 13%, 16%, 23%, and 26% of our total revenue from our international customers for fiscal 2017, fiscal 2018, fiscal 2019, and the six months ended July 31, 2019, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:

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

Sales of a substantial number of shares of our Class A common stock in the public market, including shares of Class A stock that have been converted from shares of Class B common stock, and particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. As of August 31, 2019, we had 20,700,000 shares of Class A common stock outstanding and 205,245,332 shares of Class B common stock outstanding.

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

Item 2.  Unregistered Shares of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

From February 1, 2019 to August 6, 2019 we granted to our directors, officers, employees, consultants, and other service providers under our 2011 Plan:

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

Use of Proceeds from Public Offering of Common Stock

On June 14, 2019, we closed our initial public offering, in which we sold 20,700,000 shares of our Class A common stock at a price to the public of $34.00 per share, including shares sold in connection with the full exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 001-38933), which was declared effective by the SEC on June 11, 2019. The managing underwriter of our IPO was Goldman Sachs & Co. LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated. The aggregate offering price of the offering was $703.8 million, before deducting underwriters’ discounts and commissions of $38.7 million and before deducting an estimated $5.9 million of offering expenses payable by us. None of such expenses were paid by us to our directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. We estimate that we received net proceeds of $659.2 million from our initial public offering. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus used in connection with our initial public offering. Pending the uses described, we intend to invest the net proceeds in short-term interest-bearing investment-grade securities, certificates of deposit or government securities, pursuant to the investment policy approved by our board of directors.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

Not applicable.

Item 6. Exhibits

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Index to Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-38933	3.1	June 14, 2019
3.2	Amended and Restated Bylaws.	8-K	001-38933	3.2	June 14, 2019
10.1	Form of Indemnification Agreement between the Company and each of its directors and executive officers.	S-1	333-231461	10.1	May 14, 2019
10.2	2019 Equity Incentive Plan and related form agreement.	S-1/A	333-231461	10.2	May 29, 2019
10.3	2019 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-231461	10.3	May 29, 2019
10.4	Outside Director Compensation Plan.	S-1/A	333-231461	10.5	May 29, 2019
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document
*

The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, California, on the day of September 6, 2019

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere Chief Financial Officer (Principal Financial and Accounting Officer)