Form 10-Q
period 2019-10-31
CrowdStrike Holdings, Inc.
filed 2019-12-06
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38933
___________________________________________________________________________________________________
CROWDSTRIKE HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)
___________________________________________________________________________________________________

Delaware						45-3788918
(State or other jurisdiction of incorporation or organization)						(I.R.S. Employer Identification Number)
150 Mathilda Place	,	Suite 300	Sunnyvale	,	California	94086
(Address of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class of securities	Trading symbol(s)	Name of each national exchange and principal U.S. market for the securities
Class A common stock, par value $0.0005 per share	CRWD	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
___________________________________________________________________________________________________
Registrant’s telephone number, including area code: (888) 512-8906
___________________________________________________________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      ☑  No     ☐
Indicate by check mark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes    ☑    No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☑	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑
As of November 29, 2019, the number of shares of the registrant’s Class A common stock outstanding was 40,871,355, and the number of shares of the registrant’s Class B common stock outstanding was 164,673,516.

CROWDSTRIKE HOLDINGS, INC.

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of October 31, 2019 and January 31, 2019	5
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2019 and October 31, 2018	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended October 31, 2019 and October 31, 2018	6
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended October 31, 2019 and October 31, 2018	8
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2019 and October 31, 2018	10
	Notes to Condensed Consolidated Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	61
Item 4.	Controls and Procedures	61

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	63
Item 1A.	Risk Factors	63
Item 2.	Unregistered Shares of Equity Securities and Use of Proceeds	92
Item 3.	Defaults Upon Senior Securities	93
Item 4.	Mine Safety Disclosures	93
Item 5.	Other Information	93
Item 6.	Exhibits	94
	Signatures	95

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
These forward-looking statements include, but are not limited to, statements concerning the following:
◦our future financial performance, including our expectations regarding our revenue, cost of revenue, gross profit or gross margin, operating expenses (including changes in sales and marketing, research and development, and general and administrative expenses), and our ability to achieve, and maintain, future profitability;
◦market acceptance of our cloud platform;
◦the effects of increased competition in our markets and our ability to compete effectively;
◦our ability to maintain the security and availability of our cloud platform;
◦our ability to maintain and expand our customer base, including by attracting new customers;
◦our ability to develop new solutions, or enhancements to our existing solutions, and bring them to market in a timely manner;
◦anticipated trends, growth rates and challenges in our business and in the markets in which we operate;
◦our business plan and our ability to effectively manage our growth and associated investments;
◦beliefs and objectives for future operations;
◦our relationships with third parties, including channel partners and technology alliance partners;
◦our ability to maintain, protect and enhance our intellectual property rights;
◦our ability to successfully defend litigation brought against us;
◦our ability to successfully expand in our existing markets and into new markets;
◦sufficiency of cash to meet cash needs for at least the next 12 months;
◦our ability to expand internationally;
◦our ability to comply with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
◦our ability to implement, maintain, and improve our internal control over financial reporting;
◦the attraction and retention of qualified employees and key personnel; and
◦the expected date of the expiration of the lock-up agreements entered into in connection with our initial public offering.
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

We intend to announce material information to the public through the CrowdStrike Investor Relations website ir.crowdstrike.com, SEC filings, press releases, public conference calls, and public webcasts. We use these channels, as well as social media and our blog, to communicate with our investors, customers, and the public about our company, our offerings, and other issues. It is possible that the information we post on social media and our blog could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above, including the social media channels listed on our investor relations website, and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CrowdStrike Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	October 31,	January 31,
	2019	2019
Assets
Current assets:
Cash and cash equivalents	$743,605	$88,408
Marketable securities	90,083	103,247
Accounts receivable, net of allowance for doubtful accounts of $1.4 million and $1.0 million as of October 31, 2019 and January 31, 2019, respectively	145,694	92,476
Deferred contract acquisition costs, current	35,924	28,847
Prepaid expenses and other current assets	37,914	18,410
Total current assets	1,053,220	331,388
Property and equipment, net	129,504	73,735
Deferred contract acquisition costs, noncurrent	58,260	9,918
Goodwill	7,794	7,947
Intangible assets, net	637	1,048
Other assets	6,639	9,183
Total assets	$1,256,054	$433,219
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	5,244	$6,855
Accrued expenses	29,460	32,541
Accrued payroll and benefits	36,905	19,284
Deferred revenue	335,801	218,700
Other current liabilities	8,194	4,040
Total current liabilities	415,604	281,420
Deferred revenue, noncurrent	111,838	71,367
Other liabilities, noncurrent	11,570	10,313
Total liabilities	539,012	363,100
Commitments and contingencies (Note 11)
Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock, $0.0005 par value; no shares and 137,419 shares authorized as of October 31, 2019 and January 31, 2019, respectively; no shares and 131,268 shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively; liquidation preference $0 and $545,000 as of October 31, 2019 and January 31, 2019, respectively	—	557,912
Stockholders’ Equity (Deficit)
Preferred stock, $0.0005 par value; 100,000 shares and no shares authorized as of October 31, 2019 and January 31, 2019, respectively; no shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively	—	—
Common stock, $0.0005 par value, no shares authorized, issued, or outstanding as of October 31, 2019; 220,000 shares authorized and 47,421 issued and outstanding as of January 31, 2019	—	24
Class A common stock, $0.0005 par value; 2,000,000 shares and no shares authorized as of October 31, 2019 and January 31, 2019, respectively; 20,761 shares, and no shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively; Class B common stock, $0.0005 par value; 300,000 shares and no shares authorized as of October 31, 2019 and January 31, 2019, respectively; 184,718 shares, and no shares issued and outstanding as of October 31, 2019 and January 31, 2019, respectively	103	—
Additional paid-in capital	1,326,116	31,211
Accumulated deficit	(609,079)	(519,126)
Accumulated other comprehensive income (loss)	(98)	98
Total stockholders’ equity (deficit)	717,042	(487,793)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$1,256,054	$433,219
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Revenue
Subscription	$114,221	$57,651	$297,787	$146,570
Professional services	10,898	8,728	31,517	22,799
Total revenue	125,119	66,379	329,304	169,369

Cost of revenue
Subscription	29,221	17,302	77,858	47,077
Professional services	8,134	4,972	20,353	13,166
Total cost of revenue	37,355	22,274	98,211	60,243

Gross profit	87,764	44,105	231,093	109,126

Operating expenses
Sales and marketing	68,675	46,614	190,792	123,344
Research and development	35,992	25,968	91,497	62,546
General and administrative	21,615	13,614	63,737	28,868
Total operating expenses	126,282	86,196	346,026	214,758

Loss from operations	(38,518)	(42,091)	(114,933)	(105,632)
Interest expense	(132)	—	(297)	(428)
Other income (expense), net	3,579	303	3,523	(1,739)

Loss before provision for income taxes	(35,071)	(41,788)	(111,707)	(107,799)

Provision for income taxes	(434)	(535)	(1,664)	(1,018)

Net loss	$(35,505)	$(42,323)	$(113,371)	$(108,817)

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.17)	$(0.93)	$(0.89)	$(2.45)

Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	204,096	45,287	128,009	44,344
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018

Net loss	$(35,505)	$(42,323)	$(113,371)	$(108,817)
Other comprehensive loss:
Foreign currency translation adjustments	410	(415)	(213)	(1,105)
Unrealized gain (loss) on available-for-sale securities, net of tax	22	(11)	17	(13)
Other comprehensive income (loss)	432	(426)	(196)	(1,118)
Total comprehensive loss	$(35,073)	$(42,749)	$(113,567)	$(109,935)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Three Months Ended October 31, 2019 and 2018
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balances at July 31, 2019	—	$—	205,193	$103	$1,302,098	$(573,574)	$(530)	$728,097
Issuance of common stock upon exercise of options	—	—	286	—	824	—	—	824
Vesting of early exercised options	—	—	—	—	962	—	—	962
Stock-based compensation expense	—	—	—	—	21,966	—	—	21,966
Capitalized stock-based compensation	—	—	—	—	266	—	—	266
Net loss	—	—	—	—	—	(35,505)	—	(35,505)
Other comprehensive income	—	—	—	—	—	—	432	432
Balances at October 31, 2019	—	$—	205,479	$103	$1,326,116	$(609,079)	$(98)	$717,042

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance at July 31, 2018	130,843	$550,912	45,609	$22	$11,814	$(445,543)	$278	$(433,429)
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $104	425	7,000	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	1,220	1	1,277	—	—	1,278
Vesting of early exercised options	—	—	—	—	87	—	—	87
Stock-based compensation expense	—	—	—	—	13,460	—	—	13,460
Net loss	—	—	—	—	—	(42,323)	—	(42,323)
Other comprehensive loss	—	—	—	—	—	—	(426)	(426)
Balance at October 31, 2018	131,268	$557,912	46,829	$23	$26,638	$(487,866)	$(148)	$(461,353)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Nine Months Ended October 31, 2019 and 2018
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balances at January 31, 2019	131,268	$557,912	47,421	$24	$31,211	$(519,126)	$98	$(487,793)
Cumulative effect of accounting change	—	—	—	—	—	23,418	—	23,418
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	20,700	11	659,207	—	—	659,218
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(131,268)	(557,912)	131,268	66	557,846	—	—	557,912
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	10,559	—	—	10,559
Net exercise of common stock warrants	—	—	322	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	4,731	2	9,389	—	—	9,391
Issuance of common stock related to early exercised options	—	—	1,037	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	1,816	—	—	1,816
Stock-based compensation expense	—	—	—	—	55,577	—	—	55,577
Capitalized stock-based compensation	—	—	—	—	511	—	—	511
Net loss	—	—	—	—	—	(113,371)	—	(113,371)
Other comprehensive loss	—	—	—	—	—	—	(196)	(196)
Balances at October 31, 2019	—	$—	205,479	$103	$1,326,116	$(609,079)	$(98)	$717,042

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance at January 31, 2018	118,693	$351,016	44,231	$22	$8,482	$(378,948)	$970	$(369,474)
Cumulative effect of accounting change	—	—	—	—	101	(101)	—	—
Issuance of Series E redeemable convertible preferred stock, net of issuance costs of $104	12,575	206,896	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	2,418	1	2,791	—	—	2,792
Issuance of common stock related to early exercise options	—	—	38	—	—	—	—	—
Issuance of common stock	—	—	106	—	—	—	—	—
Issuance of restricted stock awards	—	—	36	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	191	—	—	191
Stock-based compensation expense	—	—	—	—	17,403	—	—	17,403
Repurchase of stock options	—	—	—	—	(2,330)	—	—	(2,330)
Net loss	—	—	—	—	—	(108,817)	—	(108,817)
Other comprehensive loss	—	—	—	—	—	—	(1,118)	(1,118)
Balance at October 31, 2018	131,268	$557,912	46,829	$23	$26,638	$(487,866)	$(148)	$(461,353)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2019	2018
Operating activities
Net loss	$(113,371)	$(108,817)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,023	10,199
Loss on disposal of fixed assets	—	223
Amortization of intangible assets	385	435
Amortization of deferred contract acquisition costs	24,125	19,312
Change in fair value of redeemable convertible preferred stock warrant liability	6,022	2,935
Allowance for doubtful accounts	413	485
Stock-based compensation expense	55,577	17,403
Accretion of marketable securities purchased at a discount	(1,313)	(625)
Non-cash interest expense	293	187
Changes in operating assets and liabilities
Accounts receivable	(53,631)	(17,936)
Deferred contract acquisition costs	(55,238)	(27,531)
Prepaid expenses and other assets	(19,883)	(2,307)
Accounts payable	(3,773)	(6,280)
Accrued expenses and other current liabilities	3,405	(2,331)
Accrued payroll and benefits	17,621	3,498
Deferred revenue	157,239	72,219
Other liabilities, noncurrent	(58)	155
Net cash provided by (used in) operating activities	33,836	(38,776)
Investing activities
Purchases of property and equipment	(66,848)	(21,664)
Capitalized internal-use software	(5,208)	(5,042)
Purchases of marketable securities	(187,697)	(135,253)
Proceeds from sales of marketable securities	4,473	—
Maturities of marketable securities	197,764	30,600
Net cash used in investing activities	(57,516)	(131,359)
Financing activities
Proceeds from the issuance of common stock upon initial public offering, net of underwriting discounts	665,092	—
Proceeds from the issuance of redeemable convertible preferred stock, net of issuance costs	—	206,896
Repayment of loan payable	—	(6,158)
Proceeds from revolving line of credit	—	10,000
Repayment of revolving line of credit	—	(20,000)
Repayment of notes receivable from related parties	—	198
Payments of contingent consideration	—	(184)
Payments of indemnity holdback	—	(500)
Repurchase of stock options	—	(2,330)
Payments of deferred offering costs	(5,872)	—
Proceeds from issuance of common stock upon exercise of stock options	9,350	2,792
Proceeds from the issuance of common stock upon exercise of early exercisable stock options	10,264	—
Net cash provided by financing activities	678,834	190,714

Effect of foreign exchange rates on cash and cash equivalents	43	(296)
Net increase in cash and cash equivalents	655,197	20,283
Cash and cash equivalents, beginning of period	88,408	63,179
Cash and cash equivalents, end of period	$743,605	$83,462
Supplemental disclosure of cash flow information:
Interest paid	$3	$449
Income taxes paid	$1,054	$576
Supplemental disclosure of non-cash investing and financing activities:
Indemnity holdback consideration associated with business combinations	$—	$1,299
Contingent consideration associated with business combinations	$—	$420
Conversion of redeemable convertible preferred stock to common stock	$557,912	$—
Conversion of redeemable convertible preferred stock warrant liabilities reclassified to additional paid-in capital	$10,559	$—
Net (decrease) increase in deferred offering costs, accrued but not paid	$(2,858)	$552
Net (decrease) increase in property and equipment included in accounts payable and accrued expenses	$(715)	$625
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
On June 14, 2019, the Company closed its initial public offering (“IPO”), in which it sold 20,700,000 shares of Class A common stock. The shares were sold at a public offering price of $34.00 per share for net proceeds of $659.2 million, after deducting underwriters’ discounts and commissions and offering expenses of $44.8 million. Immediately prior to the closing of the IPO, all outstanding shares of redeemable convertible preferred stock automatically converted into 131,267,586 shares of Class B common stock on a one-to-one basis. Additionally, in connection with the IPO all of the Company’s outstanding common stock was reclassified into shares of Class B common stock on a one-for-one basis. Redeemable convertible preferred stock warrants also converted into 336,386 warrants to purchase Class B common stock on a one-to-one basis.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2019, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended October 31, 2019 are not necessarily indicative of the results to be expected for the year ending January 31, 2020 or for any other interim period or for any other future year.
Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, the accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended January 31, 2019 included in the Company’s prospectus dated June 11, 2019 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
JOBS Act Accounting Election
The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). An EGC may take advantage of specified reduced reporting requirements that are otherwise applicable generally to public companies, including, but not limited to, delayed adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

The Company may take advantage of these exemptions until it is no longer an EGC. The Company would cease to be an EGC upon the earliest to occur of: (i) the first fiscal year following the fifth anniversary of its initial public offering; (ii) the first fiscal year after annual gross revenue is $1.07 billion or more; (iii) the date on which the Company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the date on which the Company qualifies as a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act, which would occur at the end of any fiscal year in which the market value of the Company’s common stock held by non-affiliates exceeded $700.0 million as of the end of the second quarter of that fiscal year, and as of the end of such fiscal year the Company has been a reporting company for at least 12 months.
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
Estimates and assumptions used by management affect revenue recognition, the allowance for doubtful accounts, the carrying value of long-lived assets, the useful lives of long-lived assets, the fair value of financial instruments, the period of benefit for deferred contract acquisition costs, the recognition and disclosure of contingent liabilities, income taxes, stock-based compensation, and the fair value of the Company’s common stock and redeemable convertible preferred stock warrants.
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
No channel partner or direct customer accounted for 10% or more of the Company’s consolidated accounts receivable as of October 31, 2019. There were no channel partners who accounted for 10% or more of the Company’s consolidated accounts receivable as of January 31, 2019. Outstanding accounts receivable from two of the Company’s direct customers accounted for 10% and 19% of its consolidated accounts receivable as of January 31, 2019.
Revenue from sales to one of the Company’s channel partners accounted for 10% and 15% of its consolidated revenue for the three months ended October 31, 2019 and October 31, 2018, respectively, and 11% and 17% of its consolidated revenue for the nine months ended October 31, 2019 and October 31, 2018, respectively.
There were no direct customers who represented 10% or more of the Company’s total revenue during the three and nine months ended October 31, 2019 and October 31, 2018.

Cash Equivalents and Marketable Securities
The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Cash equivalents as of October 31, 2019 and January 31, 2019 consisted of corporate debt securities and money market funds stated at fair value. The Company classifies investments in marketable securities as available-for-sale securities at the time of purchase. The Company classifies its available-for-sale securities as current or long-term based on the nature of the investments and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, included in accumulated other comprehensive income (loss). Unrealized losses are recorded in other income (expense), net, for declines in fair value below the cost of an individual investment that is deemed to be other-than-temporary. The Company did not identify any marketable securities as other-than-temporarily impaired as of October 31, 2019 and January 31, 2019. The Company determines realized gains or losses on the sale of marketable securities on a specific identification method and records such gains or losses in Other income (expense), net. Marketable securities as of October 31, 2019 and January 31, 2019 consisted of corporate debt securities and U.S. treasury securities.
Strategic Investments
In July 2019, the Company agreed to commit up to $10.0 million to a newly formed entity, CrowdStrike Falcon Fund LLC (“Falcon Fund”) in exchange for 50% of the sharing percentage of any distribution by Falcon Fund. Entities associated with Accel, a holder of more than 5% of the Company’s capital stock, also agreed to commit up to $10.0 million to Falcon Fund, and collectively own the remaining 50% of the sharing percentage of Falcon Fund. Falcon Fund is in the business of purchasing, selling, investing and trading in minority equity and convertible debt securities of privately-held companies that develop applications that have potential for substantial contribution to CrowdStrike and its platform. The Company is the manager of the Falcon Fund and controls the investment decisions and day-to-day operations and accordingly will consolidate the Falcon Fund. Falcon Fund has a duration of ten years and may be extended for three additional years. At dissolution, Falcon Fund will be liquidated and the remaining assets will be distributed to the investors based on their respective sharing percentage. As of October 31, 2019, neither the Company nor Accel had made a contribution to Falcon Fund and Falcon Fund had no net assets or operating activities. The Company has elected the measurement alternative for the non-marketable equity investments of the Falcon Fund. Under the measurement alternative, the equity investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The non-marketable equity investments of the Falcon Fund will be valued using significant unobservable inputs or data in inactive markets which require judgment due to the absence of market prices and inherent lack of liquidity. As a result, there could be volatility in the Company’s consolidated statements of operations in future periods due to the valuation and timing of identical or similar investments of the same issuer.
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

The Company reports the redeemable convertible preferred stock warrant liability at fair value (see Note 3, Fair Value Measurements). The warrants issued by the Company for redeemable convertible preferred stock in January 2015, December 2016, and March 2017 (see Note 7, Redeemable Convertible Preferred Stock) have been recorded as a liability based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the liability. The fair value of the warrants was determined using the Black-Scholes option-pricing model, which is affected by changes in inputs to that model including the Company’s stock price, expected stock price volatility, risk-free rate, and contractual term. Immediately prior to the closing of the IPO on June 14, 2019, the redeemable convertible preferred stock warrants converted into 336,386 warrants to purchase Class B common stock on a one-to-one basis. The redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are stated at their net realizable value, net of an allowance for doubtful accounts. The Company has a well-established collections history from its customers. Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral from its customers; however, the Company may require payment prior to commencing service in certain instances to limit credit risk. The Company records an allowance for doubtful accounts based on management’s assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether the allowance is appropriate. Amounts deemed uncollectible are written off against the allowance for doubtful accounts. As of October 31, 2019 and January 31, 2019, the allowance for doubtful accounts was $1.4 million and $1.0 million, respectively.
Deferred Offering Costs
Deferred offering costs of $2.9 million have been recorded as other assets on the condensed consolidated balance sheet as of January 31, 2019, and consist of expenses incurred in connection with the Company’s IPO, including legal, accounting, printing, and other IPO-related costs. Subsequent to January 31, 2019, the Company capitalized an additional $3.0 million of offering costs. Upon the close of the IPO on June 14, 2019, all of these deferred offering costs were reclassified to stockholders’ equity and recorded against the proceeds from the offering. As of October 31, 2019, the Company had paid all $5.9 million of these deferred offering costs.
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
Capitalized Internal-Use Software
The Company capitalizes certain development costs incurred in connection with its internal-use software. These capitalized costs are primarily related to the Company’s cloud-delivered solution for next-generation endpoint protection. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as property and equipment, net. Maintenance and training costs are expensed as incurred. Internal-use software is amortized to cost of revenue on a straight-line basis over its estimated useful life of three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of internal-use software during the three months ended October 31, 2019 and October 31, 2018. The Company capitalized $2.2 million and $1.8 million in internal-use software during the three months ended October 31, 2019 and October 31, 2018, respectively, and $5.7 million and $5.0 million during the nine months ended October 31, 2019 and October 31, 2018, respectively. Amortization expense associated with internal-use software totaled $1.6 million and $1.2 million during the three months ended October 31, 2019 and October 31, 2018, respectively, and $4.6 million and $3.5 million during the nine months ended October 31, 2019 and October 31, 2018, respectively. The net book value of capitalized internal-use software was $12.6 million and $11.5 million as of October 31, 2019 and January 31, 2019, respectively.

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
Deferred Contract Acquisition Costs
The Company capitalizes contract acquisition costs that are incremental to the acquisition of customer contracts. Contract acquisition costs are accrued and capitalized upon execution of the sales contract by the customer. Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to channel partners, paid upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years while commissions paid for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contract are amortized ratably over an estimated period of benefit of six months. The Company capitalized contract acquisition costs of $27.4 million, which is under ASC606, and $13.2 million, which is under ASC 605, during the three months ended October 31, 2019 and October 31, 2018, respectively, and $55.2 million, which is under ASC 606, and $27.5 million, which is under ASC 605, during the nine months ended October 31, 2019 and October 31, 2018, respectively. Contract acquisition cost amortization expense was $9.0 million, which is under ASC 606, and $7.3 million, which was under ASC 605, during the three months ended October 31, 2019 and October 31, 2018, respectively, and $24.1 million, which is under ASC 606, and $19.3 million, which was under ASC 605, during the nine months ended October 31, 2019 and October 31, 2018, respectively.
Impairment of Long-Lived Assets
The Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset (or asset group) may not be recoverable. Events and changes in circumstances considered by the Company in determining whether the carrying value of long-lived assets may not be recoverable, include, but are not limited to: significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, and changes in the Company’s business strategy. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (an “asset group”). An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition is less than its carrying amount. No impairment indicators were identified by the Company and no impairment losses were recorded by the Company during the three and nine months ended October 31, 2019 and October 31, 2018.
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
Immediately prior to the closing of the IPO on June 14, 2019, the redeemable convertible preferred stock warrants converted into 336,386 warrants to purchase Class B common stock on a one-to-one basis. The redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital. Within the same month, the Company received notice from the holders of 336,386 warrants as to their intentions to exercise the warrants for shares of common stock of the Company. Such shares were settled via net settlement method, which was elected by the holders to reduce the number of shares issued upon exercise to reflect net settlement of the exercise price, resulting in the issuance of 322,278 shares of the Company’s common stock.
Revenue Recognition – ASC 606
The Company adopted ASC 606 on February 1, 2019, using the modified retrospective transition method. Under this method, results for reporting periods beginning on February 1, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with prior accounting under Topic 605. The Company has shown the effect of applying ASC 606 for the three months ended October 31, 2019 and the nine months ended October 31, 2019 in the disclosures below.
The following table summarizes cumulative effect of changes from the adoption of Topic 606 on the Company’s Condensed Consolidated Balance Sheets as of February 1, 2019:

	Balance at January 31, 2019	Cumulative Effect Adjustments Due to the Adoption of Topic 606	Balance at February 1, 2019
	(in thousands)
Condensed Consolidated Balance Sheet

Assets:
Deferred contract acquisition costs, current	$28,847	$(6,031)	$22,816
Deferred contract acquisition costs, noncurrent	9,918	30,337	40,255

Liabilities:
Accrued expenses	32,541	555	33,096
Deferred revenue, current	218,700	333	219,033

Stockholders’ Deficit:
Accumulated deficit	(519,126)	23,418	(495,708)

The following tables summarize the effect of the adoption of Topic 606 on the Company’s select line items included in the condensed consolidated financial statements as of and for the three months ended October 31, 2019 and the nine months ended October 31, 2019, as if the previous accounting was in effect:

	October 31, 2019
	As Reported (ASC 606)	Impact of Adoption	Without Adoption (ASC 605)
	(in thousands)
Condensed Consolidated Balance Sheet

Assets:
Deferred contract acquisition costs, current	$35,924	$2,826	$38,750
Deferred contract acquisition costs, noncurrent	58,260	(42,493)	15,767

Liabilities:
Accrued expenses	29,460	(343)	29,117
Deferred revenue, current	335,801	(139)	335,662

Stockholders' Equity:
Accumulated deficit	(609,079)	(39,185)	(648,264)

	Three Months Ended October 31, 2019
	As Reported (ASC 606)	Impact of Adoption	Without Adoption (ASC 605)
	(in thousands)
Condensed Consolidated Statement of Operations

Revenue	$125,119	$(28)	$125,091
Operating expenses:
Sales and marketing	68,675	6,737	75,412

Net loss	(35,505)	(6,765)	(42,270)

Net loss per share, basic and diluted	$(0.17)		$(0.21)

	Nine Months Ended October 31, 2019
	As Reported (ASC 606)	Impact of Adoption	Without Adoption (ASC 605)
	(in thousands)
Condensed Consolidated Statement of Operations

Revenue	$329,304	$(193)	$329,111
Operating expenses:
Sales and marketing	190,792	15,574	206,366

Net loss	(113,371)	(15,767)	(129,138)

Net loss per share, basic and diluted	$(0.89)		$(1.01)

The adoption of Topic 606 had no impact on net cash provided by or used in operating, investing, or financing activities in the Company’s condensed consolidated statement of cash flows for the three or nine months ended October 31, 2019.
In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services. To achieve the core principle of this standard, the Company applies the following five steps:
1)Identify the contract with a customer
The Company considers the terms and conditions of contracts with customers and its customary business practices in identifying contracts under ASC 606. The Company determines it has a contract with a customer when the contract is approved, each party’s rights regarding the services to be transferred can be identified, payment terms for the services can be identified, it has been determined that the customer has the ability and intent to pay, and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
2)Identify the performance obligations in the contract
Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from the Company or from third parties, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. The Company’s performance obligations consist of (i) subscriptions and (ii) professional services.
3)Determine the transaction price
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
4)Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”).
5)Recognize revenue when or as performance obligations are satisfied
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised service to the customer. Revenue is recognized when control of the services is transferred to the customer, in an amount that reflects the consideration expected to be received in exchange for those services. The Company generates all its revenue from contracts with customers.
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

The Company used a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value (“VSOE”); (ii) third-party evidence of selling price (“TPE”); and (iii) best estimate of selling price (“BESP”). BESP reflected the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis. The Company’s process for determining BESP involved management’s judgment and considered numerous factors including the nature of the deliverables themselves and historical discounting practices. The Company updated its estimates of BESP on an ongoing basis as events and circumstances required.
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
Advertising
All advertising costs are expensed as incurred and are included in sales and marketing expense in the condensed consolidated statements of operations. The Company incurred $2.2 million and $1.5 million of advertising costs during the three months ended October 31, 2019 and October 31, 2018, respectively, and $5.5 million and $2.6 million during the nine months ended October 31, 2019 and October 31, 2018, respectively.
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
Prior to the Company’s adoption of ASU 2018-07, stock-based awards issued to non-employees were accounted for at fair value determined by using the Black-Scholes option-pricing model. The Company believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock-based award is remeasured each period until a commitment date is reached, which is generally the vesting date. The Company early adopted ASU 2018-07 on February 1, 2019 and began accounting for stock-based awards issued to non-employees the same as it accounts for stock-based awards issued to employees. The effect on the Company’s condensed consolidated financial statements for the three and nine months ended October 31, 2019 was not material.
Restricted stock units (“RSUs”) granted under the 2011 Plan are subject to a service-based vesting condition and a performance-based vesting condition. The service-based vesting condition is generally satisfied based on one of three vesting schedules: (i) vesting of one-fourth of the RSUs on the first “Company vest date” (defined as March 20, June 20, September 20, or December 20) on or following the one-year anniversary of the vesting commencement date with the remainder of the RSUs vesting in twelve equal quarterly installments thereafter, subject to continued service, (ii) vesting in sixteen equal quarterly installments beginning on December 20, 2018, subject to continued service, or (iii) vesting in eight equal quarterly installments beginning on December 20, 2022, subject to continued service. The performance-based vesting condition is satisfied on the earlier of (i) a change in control, in which the consideration paid to holders of shares is either cash, publicly traded securities, or a combination thereof, or (ii) the first Company vest date to occur following the expiration of the lock-up period upon an IPO, subject to continued service through such change in control or lock-up expiration, as applicable. None of the RSUs vest unless the performance-based vesting condition is satisfied. Upon the completion of the IPO, the performance-based vesting condition was met and the Company recognized $17.3 million of deferred expense related to RSUs as of that date in its condensed consolidated statement of operations.

Performance-based stock units (“PSUs”) granted under the 2019 Plan are subject to a performance-based vesting condition. With regard to the performance conditions, the fair value of new or modified awards is equal to the grant date fair market value of the Company’s common stock. PSUs generally vest over a four-year period based on the achievement of specified performance targets for the fiscal year ended January 31, 2020 and subject to continued service through the applicable vesting dates. The compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. Based on the extent to which the performance targets are achieved, shares ultimately awarded may range from 80% to 100% of the target award amount. If the performance targets are below 80%, no shares will be awarded.

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
Goodwill and Intangible Assets
The Company evaluates and tests the recoverability of goodwill for impairment at least annually, on January 31, or more frequently if circumstances indicate that goodwill may not be recoverable. The Company performs the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. The Company has one reporting unit. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the first step of a two-step analysis by comparing the book value of net assets to the fair value of the reporting unit. To calculate any potential impairment, the Company compares the fair value of a reporting unit with its carrying amount, including goodwill. Any excess of the carrying amount of the reporting unit’s goodwill over its fair value is recognized as an impairment loss, and the carrying value of goodwill is written down. In assessing the qualitative factors, the Company considers the impact of certain key factors including macroeconomic conditions, industry and market considerations, management turnover, changes in regulation, litigation matters, changes in enterprise value, and overall financial performance. No impairment was recorded during the three and nine months ended October 31, 2019 or October 31, 2018. The change in the goodwill balance during the three and nine months ended October 31, 2019 and October 31, 2018 was due to changes in foreign currency exchange rates.
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

Foreign Currency Translation
The functional currencies of the Company’s foreign subsidiaries are each country’s local currency. Assets and liabilities of the subsidiaries are translated into U.S. Dollars at exchange rates in effect at the reporting date. Amounts classified in stockholders’ equity/(deficit) are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss). Foreign currency transaction gains or losses, whether realized or unrealized, are reflected in the condensed consolidated statements of operations within Other income (expense), net, and have not been material for all periods presented.
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
The Company accounts for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes a liability for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The liability is adjusted considering changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of liability provisions and changes to the liability that are considered appropriate. As the Company maintains a full valuation allowance against its deferred tax assets, the changes resulted in no additional tax expense during the three and nine months ended October 31, 2019 or October 31, 2018. As of October 31, 2019, the Company does not expect that changes in the liability for unrecognized tax benefits for the next twelve months will have a material impact on its condensed consolidated financial statements.
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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In addition, the guidance requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Subsequently, the FASB has issued the following guidance to amend ASU 2014-09: ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date; ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, which clarifies narrow aspects of Topic 606 or corrects unintended application of the guidance. The Company must adopt ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20 with ASU No. 2014-09, which are referred to collectively as the “new revenue guidance.” On February 1, 2019, the Company adopted ASU No. 2014-09 using the modified retrospective transition method. Under this method, results for reporting periods beginning on February 1, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605. The Company recorded a cumulative effect adjustment to the opening accumulated deficit of $23.4 million, net of tax, as of the date of adoption. The change resulted from a $23.7 million reduction in commissions expense that the Company capitalized under Topic 606, but would have been recognized during the prior period as commissions expense under its historical accounting practices under Topic 605 and a $0.3 million reduction in revenue that would have been recognized during the prior period under Topic 605.
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
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification. This release amends certain disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The final rule was effective November 5, 2018. The Company adopted this amendment as of February 1, 2019, including presenting the activity of the stockholder’s equity accounts in the accompanying Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the periods presented.
Recently Issued Accounting Pronouncements
Under the JOBS Act, the Company meets the definition of an emerging growth company. The Company has elected to use the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new guidance supersedes current guidance related to accounting for leases and generally requires an entity to recognize on its balance sheet operating and financing lease liabilities and corresponding right-of-use assets. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842. This ASU makes 16 technical corrections to the new lease standard and other accounting topics, alleviating unintended consequences from applying the new standard. It does not make any substantive changes to the core provisions or principles of the new standard. In July 2018, the FASB also issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. This ASU provides (1) an optional transition method that entities can use when adopting the standard and (2) a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. As an emerging growth company as defined in the JOBS Act, the Company has elected to delay adoption of this ASU until February 1, 2020. ASU No. 2016-02 can be adopted using either full or modified retrospective approach as of the earliest period presented or as of the adoption date with the cumulative effect adjustment to the opening balance recognized in retained earnings in the period of adoption. The Company is currently evaluating the potential impact of these ASUs on its consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities to require that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. In May 2019, the FASB issued an update for ASU No. 2016-13. The standard replaces the existing incurred loss model with an expected credit loss model for financial assets measured at amortized cost, including trade receivables, and requires that credit losses on available-for-sale debt securities be presented as an allowance rather than as a write-down. The measurement of credit losses for newly recognized financial assets and subsequent changes in the allowance for credit losses are recorded in the consolidated statements of operations. For public business entities that are SEC filers, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.
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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows:

	October 31, 2019				January 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets
Cash equivalents (1)
Money market funds	$693,258	$—	$—	$693,258	$42,132	$—	$—	$42,132
Corporate debt securities	—	8,598	—	8,598	—	27,941	—	27,941
Total cash equivalents	693,258	8,598	—	701,856	42,132	27,941	—	70,073
Marketable securities
Corporate debt securities	—	76,154	—	76,154	—	91,796	—	91,796
U.S. treasury securities	13,929	—	—	13,929	11,451	—	—	11,451
Total marketable securities	13,929	76,154	—	90,083	11,451	91,796	—	103,247
Total assets	$707,187	$84,752	$—	$791,939	$53,583	$119,737	$—	$173,320
Liability
Contingent consideration related to business combinations (2)	$—	$—	$—	$—	$—	$—	$474	$474
Redeemable convertible preferred stock warrant liability (3)	—	—	—	—	—	—	4,537	4,537
Total liabilities	$—	$—	$—	$—	$—	$—	$5,011	$5,011
__________________________________
(1)Included in “Cash and cash equivalents” on the condensed consolidated balance sheets.
(2)The contingent consideration consists of development milestone payments. The fair value of the contingent consideration was estimated by developing the risk-adjusted discounted value as well as discounted probability-weighted expected payments. That measure is based on Level 3 inputs which are significant inputs that are not observable in the market. Key assumptions at the acquisition date included (a) a discount rate range of 3%-3.02% and (b) three probability-adjusted milestone payments, each $0.2 million. As of January 31, 2019, the first milestone payment of $0.2 million had been made. During the three months ended April 30, 2019, the remaining milestones were deemed not probable of being paid and the remaining contingent consideration of $0.5 million was written off to Other income (expense), net.

(3)Immediately prior to the closing of the IPO on June 14, 2019, the redeemable convertible preferred stock warrants converted into 336,386 warrants to purchase Class B common stock on a one-to-one basis. The redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital. Within the same month, the Company received notice from the holders of 336,386 warrants as to their intentions to exercise the warrants for shares of common stock of the Company. Such shares were settled via net settlement method, which was elected by the holders to reduce the number of shares issued upon exercise to reflect net settlement of the exercise price, resulting in the issuance of 322,278 shares of the Company’s common stock.
There were no transfers between the levels of the fair value hierarchy during the three and nine months ended October 31, 2019 or October 31, 2018.
At October 31, 2019 and January 31, 2019, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate. In addition, the securities that had been in continuous unrealized loss position per security type and in aggregate are not material as of October 31, 2019 and January 31, 2019. There were no impairments considered “other-than-temporary” as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis.
The remaining contractual maturities of marketable securities as of October 31, 2019 and January 31, 2019 were less than one year.
The following summarizes the changes in the redeemable convertible preferred stock warrant liability, which is classified as a Level 3 instrument:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Balance at beginning of period	$—	$3,016	$4,537	$961
Adjustment resulting from change in fair value recognized in the condensed consolidated statements of operations	—	880	6,022	2,935
Reclassification of liability for redeemable convertible preferred stock warrants to additional paid-in capital upon initial public offering	—	—	(10,559)	—
Balance at end of period	$—	$3,896	$—	$3,896
The fair value of the redeemable convertible preferred stock warrant liability was estimated using the Black-Scholes option-pricing model and was based on significant inputs not observable in the market, and therefore was classified as a Level 3 instrument. The inputs include the Company’s preferred stock price, expected stock price volatility, risk-free interest rate, and contractual term. No loss and a loss of $0.9 million was recorded as a component of Other income (expense), net, relating to the final remeasurement of the redeemable convertible preferred stock warrant liability during the three months ended October 31, 2019 and October 31, 2018, respectively, and a loss of $6.0 million and $2.9 million during the nine months ended October 31, 2019 and October 31, 2018, respectively.
4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	October 31, 2019	January 31, 2019
	(in thousands)
Prepaid expenses	$20,515	$5,982
Prepaid software licenses	14,793	8,408
Other current assets	2,606	1,105
Prepaid hosting services	—	2,915
Prepaid expenses and other current assets	$37,914	$18,410

Property and Equipment, Net
Property and equipment, net consisted of the following:

	October 31, 2019	January 31, 2019
	(in thousands)
Data center and other computer equipment	$67,764	$44,735
Capitalized internal-use software	27,928	22,209
Leasehold improvements	10,313	10,011
Purchased software	2,557	1,460
Furniture and equipment	3,883	2,553
Construction in process	59,739	19,455
	172,184	100,423
Less: Accumulated depreciation and amortization	(42,680)	(26,688)
Property and equipment, net	$129,504	$73,735
Construction in process mainly includes data center equipment purchased that has not yet been placed in service. As of October 31, 2019, $57.0 million of data center equipment was purchased but not yet been placed into service.
Depreciation and amortization expense of property and equipment was $5.8 million and $3.8 million during the three months ended October 31, 2019 and October 31, 2018, respectively, and $16.0 million and $10.2 million during the nine months ended October 31, 2019 and October 31, 2018, respectively.
Intangible Assets, Net
Total intangible assets, net consisted of the following:

	October 31, 2019	January 31, 2019	Weighted-Average Remaining Useful Life
	(in thousands)		(in months)
Developed technology	$1,248	$1,269	12
Customer relationships	615	632	36
Non-compete agreement	123	126	12
	1,986	2,027
Less: Accumulated amortization	(1,349)	(979)
Intangible assets, net	$637	$1,048
Amortization of developed technology, customer relationships, and non-compete agreement are recorded within cost of revenue, sales and marketing expense, and research and development expense, respectively, in the condensed consolidated statements of operations. Amortization expense of intangible assets was $0.1 million during both the three months ended October 31, 2019 and October 31, 2018, and $0.4 million during both the nine months ended October 31, 2019 and October 31, 2018.
The estimated aggregate future amortization expense of intangible assets as of October 31, 2019 is as follows:

Total
(in thousands)
Fiscal 2020 (remaining three months)	$104
Fiscal 2021	325
Fiscal 2022	123
Fiscal 2023	85
Fiscal 2024	—
Total amortization expense	$637

The developed technology, customer relationships, and non-compete agreement assets are being amortized over 3 years, 5 years, and 3 years, respectively.
Accrued Expenses
Accrued expenses consisted of the following:

	October 31, 2019	January 31, 2019
	(in thousands)
Web hosting services	$13,141	$12,224
Other accrued expenses	12,154	13,275
Accrued purchases of property and equipment	4,165	7,042
Accrued expenses	$29,460	$32,541
Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following:

	October 31, 2019	January 31, 2019
	(in thousands)
Accrued commissions	$15,290	$9,499
Employee Stock Purchase Plan	10,236	—
Accrued bonuses	6,299	5,459
Accrued payroll and related expenses	5,080	4,326
Accrued payroll and benefits	$36,905	$19,284

5. Secured Revolving Credit Facility
In April 2019, the Company entered into a Credit Agreement with Silicon Valley Bank and other lenders, to provide a revolving line of credit of up to $150.0 million, including a letter of credit sub-facility in the aggregate amount of $10.0 million, and a swingline sub-facility in the aggregate amount of $10.0 million. The Company also has the option to request an incremental facility of up to an additional $75.0 million from one or more of the lenders under the Credit Agreement. The amount the Company may borrow under the Credit Agreement may not exceed the lesser of $150.0 million or the Company’s ordinary course recurring subscription revenue for the most recent month, as determined under the Credit Agreement, multiplied by a number that is (i) 6, for the first year after entry into the Credit Agreement; (ii) 5, for the second year after entry into the Credit Agreement; and (iii) 4, thereafter. Under the terms of the Credit Agreement, revolving loans may be either Eurodollar Loans or ABR Loans. Outstanding Eurodollar Loans incur interest at the Eurodollar Rate, which is defined in the Credit Agreement as LIBOR (or any successor thereto), plus a margin between 2.50% and 3.00%, depending on usage. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect for such day plus 0.50%, and (c) the Eurodollar Rate plus 1.00%, in each case plus a margin between 1.50% and 2.00%, depending on usage. The Company will be charged a commitment fee of 0.2% to 0.3% per year for committed but unused amounts. The Credit Agreement will terminate on April 19, 2022.
The Credit Agreement is collateralized by substantially all of the Company’s current and future property, rights, and assets, including, but not limited to, cash, goods, equipment, contractual rights, financial assets, and intangible assets of the Company and its subsidiaries. The Credit Agreement contains covenants limiting the ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The Credit Agreement also contains financial covenants requiring the Company to maintain the year-over-year growth rate of its ordinary course recurring subscription revenue above specified rates and to maintain minimum liquidity at specified levels. The Company was in compliance with the financial covenants as of October 31, 2019. The Credit Agreement contains events of default that include, among others, non-payment of principal, interest, or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, and material judgments.
No amounts were outstanding under the Credit Agreement as of October 31, 2019.

6. Income Taxes
The Company recognized an income tax expense of $0.4 million and $0.5 million for the three months ended October 31, 2019 and October 31, 2018, respectively and $1.7 million and $1.0 million for the nine months ended October 31, 2019 and 2018, respectively. The tax expense for the three and nine months ended October 31, 2019 was primarily attributable to pre-tax foreign earnings. The Company’s effective tax rates of (1.24)% and (1.28)% for the three months ended October 31, 2019 and October 31, 2018, respectively, and (1.48)% and (0.94)% for the nine months ended October 31, 2019 and October 31, 2018, respectively, differ from the U.S. statutory tax rate primarily due to valuation allowance recorded against domestic losses and the tax rate differences between the United States and foreign countries.
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
The following table summarizes the authorized, issued, and outstanding redeemable convertible preferred stock of the Company as of January 31, 2019:

Class	Issue Price per Share	Shares Authorized	Shares Issued and Outstanding	Net Carrying Value	Liquidation Preference	Redemption Value
	(in thousands, except per share values)
Series A-1	$0.50000	52,300	52,300	$76,325	$52,300	$623,678
Series B	$1.40500	21,523	21,352	44,320	30,000	254,623
Series C	$4.52972	22,275	22,077	99,900	100,000	263,765
Series D	$5.69153	17,570	17,570	99,845	125,000	211,631
Series D-1	$5.69153	5,394	5,394	30,626	30,700	64,607
Series E	$16.46136	18,357	12,575	206,896	207,000	207,000
Total		137,419	131,268	$557,912	$545,000	$1,625,304

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

9. Stock-Based Compensation
Stock Incentive Plan
In May 2019, the Company’s board of directors adopted, and the stockholders approved the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) with the purpose of granting stock-based awards to employees, directors, officers and consultants, including stock options, restricted stock awards, restricted stock units and performance-based restricted stock units. A total of 8,750,000 shares of Class A common stock were initially available for issuance under the 2019 Plan. The Company’s compensation committee administers the 2019 Plan. The number of shares of our common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each fiscal year beginning on February 1, 2020, equal to the lesser of: (i) two percent (2.0%) of outstanding shares of the Company’s capital stock as of the last day of the immediately preceding fiscal year or (ii) such other amount as our board of directors may determine.
The 2011 Plan was terminated on June 10, 2019, which was the business day prior to the effectiveness of the Company’s registration statement on Form S-1 used in connection with the Company’s IPO, and stock-based awards are no longer granted under the 2011 Plan. Any shares underlying stock options that expire or terminate or are forfeited or repurchased under the 2011 Plan will be automatically transferred to the 2019 Plan.
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
The fair value of each option was estimated on the date of grant using the following assumptions during the period:

	Nine Months Ended October 31,
	2019	2018

Expected term (in years)	6.05	6.05 - 7.52
Risk-free interest rate	2.0% - 2.4%	2.6% - 3.1%
Expected stock price volatility	37.7% - 37.9%	37.8% - 38.9%
Dividend yield	— %	— %

The following table is a summary of stock option activity for the nine months ended October 31, 2019:

	Number of Shares	Weighted-Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2019	26,535	$3.87
Granted	880	$14.65
Exercised	(706)	$2.14
Canceled	(509)	$7.34
Options outstanding at April 30, 2019	26,200	$4.21
Granted	168	$34.00
Exercised	(4,776)	$3.62
Canceled	(325)	$5.06
Options outstanding at July 31, 2019	21,267	$4.56
Granted	—	$—
Exercised	(286)	$2.90
Canceled	(280)	$7.40
Options outstanding at October 31, 2019	20,701	$4.55
Options vested and expected to vest at October 31, 2019	20,701	$4.55
Options exercisable at October 31, 2019	11,871	$2.30
Options exercisable include 982,200 options that were unvested as of October 31, 2019.
The aggregate intrinsic value of options vested and exercisable was $608.9 million and $181.1 million as of October 31, 2019 and January 31, 2019, respectively. The weighted-average remaining contractual term of options vested and exercisable was 6.4 years and 7.1 years as of October 31, 2019 and January 31, 2019, respectively.
No options were granted for the three months ended October 31, 2019. The weighted-average grant date fair values of all options granted was $5.81 per share during the three months ended October 31, 2018. The weighted-average grant date fair values of all options granted was $9.51 and $5.59 per share during the nine months ended October 31, 2019 and October 31, 2018, respectively. The total intrinsic value of all options exercised was $17.3 million and $13.4 million during the three months ended October 31, 2019 and October 31, 2018, respectively, and $107.0 million and $21.0 million during the nine months ended October 31, 2019 and October 31, 2018, respectively.
The aggregate intrinsic value of stock options outstanding as of October 31, 2019 and January 31, 2019 was $939.0 million and $286.1 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 7.3 years and 7.9 years as of October 31, 2019 and January 31, 2019, respectively.
Total unrecognized stock-based compensation expense related to unvested options was $39.1 million as of October 31, 2019. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.3 years. Total unrecognized stock-based compensation expense related to unvested options was $45.8 million as of January 31, 2019. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 3.4 years.
Early Exercise of Employee Options
The 2011 Stock Plan allows for the early exercise of stock options for certain individuals as determined by the Board of Directors. The consideration received for an early exercise of an option is a deposit of the exercise price and the related dollar amount is recorded as a liability for early exercise of unvested stock options in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination or for any reason, including death and disability, at the price paid by the purchaser for such shares. There were no issued shares of common stock related to early exercised stock options for the three months ended October 31, 2019. During the nine months ended October 31, 2019, the Company issued 1,037,356 shares of common stock related to early exercised stock options. As of October 31, 2019, the number of shares of common stock related to early exercised stock options subject to repurchase was 1,127,811 shares for $9.6 million. As of January 31, 2019, the number of shares of common stock related to early exercised stock options subject to repurchase was 545,941 shares for $1.2 million. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company includes unvested shares subject to repurchase in the number of shares outstanding on the statement of redeemable convertible preferred stock and stockholders’ equity (deficit).
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
Expense for RSUs that have a service-based condition only are being amortized on a straight-line basis. Expense for RSUs that have both a service-based and a performance-based condition are being amortized under the accelerated attribution method. Total unrecognized stock-based compensation expense related to unvested RSUs was $137.5 million as of October 31, 2019. This expense is expected to be amortized (subject to acceleration or straight-line basis) over a weighted-average vesting period of 2.3 years. Total unrecognized stock-based compensation expense related to unvested restricted stock units was $51.9 million as of January 31, 2019. This expense is expected to be amortized on an accelerated attribution method over a weighted-average vesting period of 2.2 years.
Performance-based Stock Units
Performance-based stock units (“PSUs”) granted under the 2019 Plan are subject to a performance-based vesting condition. PSUs generally vest over a four-year period based on the achievement of specified performance targets for the fiscal year ended January 31, 2020 and subject to continued service through the applicable vesting dates. The compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. Based on the extent to which the performance targets are achieved, shares ultimately awarded may range from 80% to 100% of the target award amount. If the performance targets are below 80%, no shares will be awarded.
Expense for PSUs are being amortized under the accelerated attribution method. Total unrecognized stock-based compensation expense related to unvested PSUs was $3.5 million as of October 31, 2019. This expense is expected to be amortized over a weighted-average vesting period of 1.9 years.

The following table is a summary of RSU and PSU activities for the nine months ended October 31, 2019:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2019	4,059	$12.66
Granted	853	$18.32
Vested	—	$—
Forfeited	(159)	$12.62
RSUs and PSUs outstanding at April 30, 2019	4,753	$13.33
Granted	1,014	$41.35
Vested	—	$—
Forfeited	(38)	$20.59
RSUs and PSUs outstanding at July 31, 2019	5,729	$18.61
Granted	1,224	$59.93
Vested	—	$—
Forfeited	(44)	$32.20
RSUs and PSUs outstanding at October 31, 2019	6,909	$25.84
RSUs and PSUs expected to vest at October 31, 2019	6,909	$25.84

Employee Stock Purchase Plan
In May 2019, the board of directors adopted, and the stockholders approved the CrowdStrike Holdings, Inc. 2019 Employee Stock Purchase Plan (“ESPP”), which became effective on June 10, 2019, which was the business day prior to the effectiveness of the Company’s registration statement on Form S-1 used in connection with the Company’s IPO. A total of 3,500,000 shares of Class A common stock were initially reserved for issuance under the ESPP. The Company’s compensation committee administers the ESPP. The number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each fiscal year beginning on February 1, 2020, equal to the lesser of: (i) one percent (1%) of outstanding shares of the Company’s capital stock as of the last day of the immediately preceding fiscal year or (ii) such other amount as its board of directors may determine.
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
Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued at October 31, 2019 totaled $10.2 million and are included within accrued compensation in the condensed consolidated balance sheets. The Company recorded stock-based compensation of $4.0 million and $6.3 million during the three and nine months ended October 31, 2019 in connection with the ESPP.

The fair value of the share purchase rights granted under the ESPP during the nine months ended October 31, 2019 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended October 31,
2019

Expected term (in years)	0.5 - 2.0
Risk-free interest rate	1.9 - 2.2%
Expected stock price volatility	33.0 - 35.7%
Dividend yield	— %
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Subscription cost of revenue	$1,666	$382	$3,164	$533
Professional services cost of revenue	784	53	1,531	156
Sales and marketing	7,355	2,137	15,511	3,941
Research and development	4,696	6,245	10,353	7,232
General and administrative	7,465	4,643	25,018	5,541
Total stock-based compensation expense	$21,966	$13,460	$55,577	$17,403

10. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2019		2018		2019		2018
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(in thousands, except percentages)				(in thousands, except percentages)
Channel Partners	$88,255	71%	$46,525	70%	$223,152	68%	$116,619	69%
Direct Customers	36,864	29%	19,854	30%	106,152	32%	52,750	31%
Total revenue	$125,119	100%	$66,379	100%	$329,304	100%	$169,369	100%
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

The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s cloud platform:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2019		2018		2019		2018
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(in thousands, except percentages)				(in thousands, except percentages)
United States	$92,602	74%	$50,366	76%	$245,055	74%	$130,659	77%
Europe, Middle East, and Africa	17,609	14%	8,367	13%	46,029	14%	19,384	11%
Asia Pacific	9,985	8%	4,600	7%	24,828	8%	12,262	7%
Other	4,923	4%	3,046	4%	13,392	4%	7,064	5%
Total revenue	$125,119	100%	$66,379	100%	$329,304	100%	$169,369	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the three and nine months ended October 31, 2019 and October 31, 2018.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three and nine months ended October 31, 2019, the Company recognized revenue of $103.3 million and $203.7 million, respectively, that were included in the corresponding contract liability balance at the beginning of the period.
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 - 60 days. Contract assets include amounts related to the contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced.
Changes in deferred revenue for the three and nine months ended October 31, 2019 were as follows (in thousands):

	Carrying Amount
	Three Months Ended October 31, 2019	Nine Months Ended October 31, 2019
Beginning Balance	$369,762	$290,067
Additions to deferred revenue	202,996	486,876
Recognition of deferred revenue	(125,119)	(329,304)
Ending Balance	$447,639	$447,639
Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancelable. Customers typically have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of October 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations was $577.2 million. The Company expects to recognize 71% of the remaining performance obligations in the 12 months following October 31, 2019, with the remainder to be recognized thereafter.
Costs to Obtain and Fulfill a Contract
The Company capitalizes sales commission and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts and would not have occurred absent the customer contract. These costs are recorded as deferred contract acquisition costs on the condensed consolidated balance sheet.

Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to channel partners, paid upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years while commissions paid for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of six months and included in sales and marketing expense in the condensed consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any impairment losses of deferred contract acquisition costs during the three and nine months ended October 31, 2019.
The following table summarizes the activity of deferred contract acquisition costs:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)
Beginning balance	$75,783	$24,641	$38,765	$22,334
Adjustment due to adoption of ASU 606	—	—	24,306	—
Capitalization of contract acquisition costs	27,450	13,233	55,238	27,531
Amortization of deferred contract acquisition costs	(9,049)	(7,321)	(24,125)	(19,312)
Ending balance	$94,184	$30,553	$94,184	$30,553

Deferred contract acquisition costs, current	$35,924	$22,022	$35,924	$22,022
Deferred contract acquisition costs, noncurrent	58,260	8,531	58,260	8,531
Total deferred contract acquisition costs	$94,184	$30,553	$94,184	$30,553

11. Commitments and Contingencies
Lease Commitments
The Company leases its office space under various non-cancelable operating lease agreements. Leases expire at various dates through fiscal year 2027. The aggregate future minimum payments under non-cancelable operating leases as of October 31, 2019 were as follows:

Operating Leases
(in thousands)
Fiscal 2020 (remaining three months)	$2,141
Fiscal 2021	9,121
Fiscal 2022	8,868
Fiscal 2023	8,488
Fiscal 2024	8,452
Thereafter	10,441
Total minimum lease payments	$47,511
Rent expense was $3.1 million and $1.8 million during the three months ended October 31, 2019 and October 31, 2018, respectively, and $7.1 million and $5.0 million during the nine months ended October 31, 2019 and October 31, 2018, respectively.

Purchase Obligations
The Company enters into long-term non-cancelable agreements with providers to purchase data center capacity, such as bandwidth and colocation space, for the Company’s cloud platform. As of October 31, 2019, the Company is committed to spend $188.5 million on such agreements through 2027. These obligations are included in purchase obligations below.
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase products and services such as technology, equipment, office renovations, corporate events, and consulting services. A summary of noncancelable purchase obligations as of October 31, 2019 with expected date of payment is as follows:

Total Commitments
(in thousands)
Fiscal 2020 (remaining three months)	$27,077
Fiscal 2021	83,148
Fiscal 2022	92,786
Fiscal 2023	10,930
Fiscal 2024	8,125
Thereafter	4,419
Total purchase commitments	$226,485
Letters of Credit
As of October 31, 2019 and January 31, 2019, the Company had an unused standby letter of credit for $0.6 million and $0.5 million, respectively, securing its headquarters facility in Sunnyvale, California. As of October 31, 2019 and January 31, 2019, the Company had an unused standby letter of credit for $1.0 million and $0.8 million, respectively, securing its facility in Austin, Texas.
Litigation
The Company is currently involved in proceedings before the Trademark Trial and Appeal Board at the U.S. Patent and Trademark Office (the “USPTO”) regarding its U.S. trademark registrations for “CrowdStrike Falcon” and its U.S. application to register its “Falcon OverWatch” trademark. On November 23, 2016, Fair Isaac Corporation (“FICO”) filed a Petition for Cancellation of the Company’s “CrowdStrike Falcon” trademark registrations and a Notice of Opposition against the Company’s “Falcon OverWatch” trademark application before the USPTO, Trademark Trial and Appeal Board (“TTAB”). On January 3, 2017, the Company filed answers to both the cancellation and opposition proceedings, and the proceedings thereafter were consolidated. On November 21, 2018, the Company filed a Petition for Partial Cancellation or Amendment of one of FICO’s “Falcon” trademark registrations, and on December 10, 2018, the parties filed a joint request to consolidate the proceedings and adjust the schedule. On January 16, 2019, FICO moved to dismiss the Company’s petition, and the TTAB thereafter suspended all proceedings pending its ruling on the motions. On July 2, 2019, the TTAB issued an order granting the request to consolidate the proceedings and granting the motion to dismiss with leave to file an amended petition by July 22, 2019. The Company filed its Amended Petition for Cancellation or Amendment on July 22, 2019. On August 12, 2019, FICO moved to dismiss the Company’s Amended Petition for Cancellation. On October 1, 2019, the TTAB issued an order confirming that all proceedings were suspended as of August 12, 2019, pending disposition of the motion to dismiss. The Company is vigorously defending the case, but given the early stage, although a loss may reasonably be possible, the Company is unable to predict the likelihood of success of Fair Isaac’s claims or estimate a loss or range of loss. As a result, no liability has been recorded as of October 31, 2019 or January 31, 2019.
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
The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of October 31, 2019 or January 31, 2019.
12. Geographic Information
The Company’s long-lived assets are composed of property and equipment, net, and are summarized by geographic area as follows:

	October 31, 2019	January 31, 2019
	(in thousands)
United States	$119,760	$70,699
International	9,744	3,036
Total property and equipment, net	$129,504	$73,735
Other than the United States, no other country represented 10% or more of our total property and equipment as of October 31, 2019 or January 31, 2019.
13. Related Party Transactions
Subscription and Professional Services Revenue from Related Parties
During the three and nine months ended October 31, 2019 and 2018, certain investors and companies with whom the Company’s Board of Directors are affiliated purchased subscriptions and professional services. The Company recorded revenue from subscriptions and professional services from related parties of $2.2 million and $1.6 million during the three months ended October 31, 2019 and October 31, 2018, respectively, and $6.8 million and $4.3 million during the nine months ended October 31, 2019 and October 31, 2018. Accounts receivable associated with these related parties was $8.0 million and $0.2 million as of October 31, 2019 and January 31, 2019, respectively.
Accounts Payable to Related Parties
The Company purchased goods and services totaling $0.9 million and $0.6 million, respectively, from certain investors and companies with whom its Board of Directors are affiliated during the three months ended October 31, 2019 and 2018, and $2.4 million and $1.4 million during the nine months ended October 31, 2019 and October 31, 2018. The accounts payable to such vendors was $0.2 million and less than $0.1 million as of October 31, 2019 and January 31, 2019, respectively.

14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
Common Stock

Net loss attributable to common stockholders	$—	$(42,323)	$—	$(108,817)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	—	45,287	—	44,344

Net loss per share attributable to common stockholders, basic and diluted	$—	$(0.93)	$—	$(2.45)

Class A Common Stock

Net loss attributable to common stockholders	$(3,602)	$—	$(9,402)	$—

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	20,703	—	10,616	—

Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$—	$(0.89)	$—

Class B Common Stock

Net loss attributable to common stockholders	$(31,903)	$—	$(103,969)	$—

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	183,393	—	117,393	—

Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$—	$(0.89)	$—
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

	October 31, 2019	October 31, 2018
	(in thousands)
Shares of common stock issuable upon conversion of redeemable convertible preferred stock	—	131,268
Shares of common stock issuable upon conversion of redeemable convertible preferred stock warrants	—	336
Shares of common stock subject to repurchase from outstanding stock options	1,128	712
Restricted stock awards subject to future vesting	6,909	28
Shares of common stock issuable from stock options	20,701	26,150
Potential common shares excluded from diluted net loss per share	28,738	158,494

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

Maintain Customer Retention and Increase Sales. Our ability to increase revenue depends in large part on our ability to retain our existing customers and increase the ARR of their subscriptions. We focus on increasing sales to our existing customers by expanding their deployments to more endpoints and selling additional cloud modules for increased functionality. In February 2017, we transitioned our platform from a single offering into highly-integrated offerings of multiple SKU cloud modules. We initially launched this strategy with our IT hygiene, next-generation antivirus, EDR, managed threat hunting, and intelligence modules, and added five additional modules between February 2017 and October 2019. The Falcon Platform currently has 11 cloud modules that span endpoint security, security operations, and threat intelligence
Invest in Growth. We believe that our market opportunity is large and requires us to continue to invest significantly in sales and marketing efforts to further grow our customer base, both domestically and internationally. Our open cloud architecture and single data model have allowed us to rapidly build and deploy new cloud modules, and we expect to continue investing in those efforts to further enhance our technology platform and product functionality. In addition to our ongoing investment in research and development, we may also pursue acquisitions of businesses, technologies, and assets that complement and expand the functionality of our Falcon platform, add to our technology or security expertise, or bolster our leadership position by gaining access to new customers or markets. Furthermore, we expect our general and administrative expenses to increase in dollar amount for the foreseeable future given the additional expenses for accounting, compliance, and investor relations as we become a public company.
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

The following table sets forth the number of our subscription customers as of the dates presented:

	As of October 31,
	2019	2018
	(in thousands)
Subscription customers	4,561	2,147
Year-over-year growth	112%	155%
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
The following table sets forth our ARR as of the dates presented:

	As of October 31,
	2019	2018
	(in thousands)
Annual recurring revenue	$501,721	$254,151
Year-over-year growth	97%	124%
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
Sales and Marketing. Sales and marketing expenses primarily consist of employee-related expenses such as salaries and bonuses. Sales and marketing expenses also include stock-based compensation, expenses related to our Fal.con customer conference and other marketing events and an allocated portion of facilities and administrative expenses, and cloud hosting and related services costs related to proof of value efforts. Prior to February 1, 2019, we amortized sales commissions on a straight-line basis to sales and marketing expense over the term of the subscription. On February 1, 2019, we adopted ASC 606, and began capitalizing and amortizing sales commissions and any other incremental payments made upon the initial acquisition of a subscription or upsells to existing customers to sales and marketing expense over the estimated customer life, and amortizing any such expenses paid for the renewal of a subscription to sales and marketing expense over the term of the renewal.
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
Other Income (Expense), Net. Other income (expense), net consists primarily of income earned on our cash equivalents and marketable securities, expense related to the fair value of warrants for our redeemable convertible preferred stock, interest expense on our bank facility, and foreign currency transaction gains and losses.
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

Results of Operations
The following tables set forth our condensed consolidated statements of operations for each period presented:

	Three Months Ended October 31,		Change $	Change %	Nine Months Ended October 31,		Change $	Change %
	2019	2018			2019	2018
	(in thousands)				(in thousands)
Revenue
Subscription	$114,221	$57,651	$56,570	98%	$297,787	$146,570	$151,217	103%
Professional services	10,898	8,728	2,170	25%	31,517	22,799	8,718	38%
Total revenue	125,119	66,379	58,740	88%	329,304	169,369	159,935	94%

Cost of revenue
Subscription (1) (2)	29,221	17,302	11,919	69%	77,858	47,077	30,781	65%
Professional services (1)	8,134	4,972	3,162	64%	20,353	13,166	7,187	55%
Total cost of revenue	37,355	22,274	15,081	68%	98,211	60,243	37,968	63%

Gross profit	87,764	44,105	43,659	99%	231,093	109,126	121,967	112%

Operating expenses
Sales and marketing (1) (2)	68,675	46,614	22,061	47%	190,792	123,344	67,448	55%
Research and development (1) (2)	35,992	25,968	10,024	39%	91,497	62,546	28,951	46%
General and administrative (1)	21,615	13,614	8,001	59%	63,737	28,868	34,869	121%
Total operating expenses	126,282	86,196	40,086	47%	346,026	214,758	131,268	61%

Loss from operations	(38,518)	(42,091)	3,573	(8)%	(114,933)	(105,632)	(9,301)	9%

Interest expense	(132)	—	(132)	100%	(297)	(428)	131	(31)%
Other income (expense), net	3,579	303	3,276	1,081%	3,523	(1,739)	5,262	303%

Loss before provision for income taxes	(35,071)	(41,788)	6,717	(16)%	(111,707)	(107,799)	(3,908)	4%

Provision for income taxes	(434)	(535)	101	(19)%	(1,664)	(1,018)	(646)	63%

Net loss	$(35,505)	$(42,323)	$6,818	(16)%	$(113,371)	$(108,817)	$(4,554)	4%
(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Subscription cost of revenue	$1,666	$382	$3,164	$533
Professional services cost of revenue	784	53	1,531	156
Sales and marketing	7,355	2,137	15,511	3,941
Research and development	4,696	6,245	10,353	7,232
General and administrative	7,465	4,643	25,018	5,541
Total stock-based compensation expense	$21,966	$13,460	$55,577	$17,403

(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Subscription cost of revenue	$61	$20	$262	$222
Sales and marketing	30	32	92	111
Research and development	10	10	31	102
Total amortization of purchased intangibles	$101	$62	$385	$435
The following table presents the components of our condensed consolidated statements of operations as a percentage of total revenue for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	%	%	%	%
Revenue
Subscription	91%	87%	90%	87%
Professional services	9%	13%	10%	13%
Total revenue	100%	100%	100%	100%

Cost of revenue
Subscription	23%	26%	24%	28%
Professional services	7%	7%	6%	8%
Total cost of revenue	30%	34%	30%	36%

Gross profit	70%	66%	70%	64%

Operating expenses
Sales and marketing	55%	70%	58%	73%
Research and development	29%	39%	28%	37%
General and administrative	17%	21%	19%	17%
Total operating expenses	101%	130%	105%	127%

Loss from operations	(31)%	(63)%	(35)%	(62)%
Interest expense	—%	—%	—%	—%
Other income (expense), net	3%	0%	1%	(1)%

Loss before provision for income taxes	(28)%	(63)%	(34)%	(64)%

Provision for income taxes	—%	(1)%	(1)%	(1)%

Net loss	(28)%	(64)%	(34)%	(64)%

Comparison of the Three Months Ended October 31, 2019 and 2018
Revenue
The following shows total revenue from subscriptions and professional services for the three months ended October 31, 2019 as compared to the three months ended October 31, 2018:

	Three Months Ended October 31,		Change $	Change %
	2019	2018
	(in thousands)
Subscription	$114,221	$57,651	$56,570	98%
Professional services	10,898	8,728	2,170	25%
Total revenue	$125,119	$66,379	$58,740	88%
Total revenue increased from $66.4 million for the three months ended October 31, 2018, to $125.1 million for the three months ended October 31, 2019. Subscription revenue accounted for 87% of our total revenue for the three months ended October 31, 2018, and 91% for the three months ended October 31, 2019. Professional services revenue accounted for 13% of our total revenue for the three months ended October 31, 2018, and 9% for the three months ended October 31, 2019.
The growth in subscription revenue from $57.7 million for the three months ended October 31, 2018 to $114.2 million for the three months ended October 31, 2019, a 98% increase, was primarily attributable to the addition of new subscription customers, as we increased our customer base by 112% from 2,147 subscription customers as of October 31, 2018 to 4,561 subscription customers as of October 31, 2019. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 39%, 34%, and 27% of total subscription revenue for the three months ended October 31, 2019, respectively. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 50%, 28%, and 22% of total subscription revenue for the three months ended October 31, 2018, respectively.
Professional services revenue grew from $8.7 million for the three months ended October 31, 2018, to $10.9 million for the three months ended October 31, 2019, a 25% increase, and was primarily attributable to an increase in the number of professional service hours performed.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the three months ended October 31, 2019 as compared to the three months ended October 31, 2018:

	Three Months Ended October 31,		Change $	Change %
	2019	2018
	(in thousands)
Subscription	$29,221	$17,302	$11,919	69%
Professional services	8,134	4,972	3,162	64%
Total cost of revenue	$37,355	$22,274	$15,081	68%
Total cost of revenue increased from $22.3 million for the three months ended October 31, 2018 to $37.4 million for the three months ended October 31, 2019. Subscription cost of revenue increased from $17.3 million for the three months ended October 31, 2018, to $29.2 million for the three months ended October 31, 2019, a 69% increase. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $4.5 million driven by a 117% increase in average headcount which included significant hiring of technical support employees, an increase in cloud hosting and related services of $2.9 million, an increase in stock-based compensation expense of $1.3 million, an increase in allocated overhead costs of $1.1 million, an increase in depreciation of data center equipment of $0.8 million, and an increase in amortization of capitalized internal use software of $0.4 million.
Professional services cost of revenue increased from $5.0 million for the three months ended October 31, 2018, to $8.1 million for the three months ended October 31, 2019, a 64% increase. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $1.5 million driven by an increase in average headcount of 54%, an increase in stock-based compensation expense of $0.7 million, and an increase in allocated overhead costs of $0.3 million.

The following shows gross profit and gross margin for subscriptions and professional services for the three months ended October 31, 2019 as compared to the three months ended October 31, 2018:

	Three Months Ended October 31,		Change $	Change %
	2019	2018
	(in thousands)
Subscription gross profit	$85,000	$40,349	$44,651	111%
Professional services gross profit	2,764	3,756	(992)	(26)%
Total gross profit	$87,764	$44,105	$43,659	99%

	Three Months Ended October 31,		Change %
	2019	2018
Subscription gross margin	74%	70%	4%
Professional services gross margin	25%	43%	(18)%
Total gross margin	70%	66%	4%
Subscription gross margin increased from 70% for the three months ended October 31, 2018, to 74% for the three months ended October 31, 2019. This increase was a result of moving more of our operations to colocation data centers from third-party cloud service providers and renegotiating the terms of a third-party cloud service provider contract. This increase in gross margin was also due to incentivizing our sales team to drive higher margin subscriptions and efforts to optimize our channel partner programs and the uptake of multiple cloud modules by our customer base. Our “collect once, reuse many” data strategy means that after the first module is paid for and covers the cost of data storage and most computational costs, each additional subscription module carries a higher margin. The decrease in professional services gross margin was due to a decrease in utilization during the three months ended October 31, 2019 compared to the three months ended October 31, 2018.
Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the three months ended October 31, 2019 as compared to the three months ended October 31, 2018:

	Three Months Ended October 31,		Change $	Change %
	2019	2018
	(in thousands)
Sales and marketing expenses	$68,675	$46,614	$22,061	47%
Sales and marketing expenses increased from $46.6 million for the three months ended October 31, 2018, to $68.7 million for the three months ended October 31, 2019, a 47% increase. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $8.5 million driven by an increase in sales and marketing average headcount of 61%, an increase in stock-based compensation of $5.2 million, an increase in marketing programs of $3.6 million, an increase in allocated overhead costs of $1.9 million, and an increase in travel-related costs of $1.3 million. As a result of adopting ASC 606 effective February 1, 2019, our commissions expense for the three months ended October 31, 2019 was $6.7 million lower than it would have been under ASC 605.
Research and Development
The following shows research and development expenses for the three months ended October 31, 2019 as compared to the three months ended October 31, 2018:

	Three Months Ended October 31,		Change $	Change %
	2019	2018
	(in thousands)
Research and development expenses	$35,992	$25,968	$10,024	39%

Research and development expenses increased from $26.0 million for the three months ended October 31, 2018, to $36.0 million for the three months ended October 31, 2019, a 39% increase. This increase was primarily due to an increase in employee-related expenses of $6.3 million driven by an increase in research and development average headcount of 53%. In addition, there was an increase cloud hosting and related costs of $1.9 million, an increase in allocated overhead costs of $1.3 million, and an increase in company event expenses of $1.2 million, which were offset by a decrease in stock-based compensation of $1.5 million.
General and Administrative
The following shows general and administrative expenses for the three months ended October 31, 2019 as compared to the three months ended October 31, 2018:

	Three Months Ended October 31,		Change $	Change %
	2019	2018
	(in thousands)
General and administrative expenses	$21,615	$13,614	$8,001	59%
General and administrative expenses increased from $13.6 million for the three months ended October 31, 2018, to $21.6 million for the three months ended October 31, 2019, a 59% increase. The increase in general and administrative expenses was primarily due an increase in stock-based compensation expense of $3.1 million. In addition, there was an increase in employee-related expenses of $2.1 million driven by an increase in general and administrative average headcount of 70%, an increase in corporate insurance expense of $1.4 million, and an increase in overhead costs of $0.5 million.
Interest Expense and Other Income, Net
The following shows Interest expense and Other income, net, for the three months ended October 31, 2019 as compared to the three months ended October 31, 2018:

	Three Months Ended October 31,		Change $	Change %
	2019	2018
	(in thousands)
Interest expense	$(132)	$—	$(132)	100%
Other income, net	$3,579	$303	$3,276	1,081%
Other income, net, was $0.3 million for the three months ended October 31, 2018 compared to $3.6 million for the three months ended October 31, 2019. This $3.3 million increase was driven primarily by an increase in interest income of $2.5 million and a decrease in expense related to the fair value of the redeemable convertible preferred stock warrants of $0.9 million.
Provision for Income Taxes
The following shows the provision for income taxes for the three months ended October 31, 2019 as compared to the three months ended October 31, 2018:

	Three Months Ended October 31,		Change $	Change %
	2019	2018
	(in thousands)
Provision for income taxes	$(434)	$(535)	$101	(19)%
The decrease in the provision for income taxes of $0.1 million during the three months ended October 31, 2019 compared to the three months ended October 31, 2018 was primarily due to a reduction in international withholding tax and increased deductions for stock-based compensation on foreign stock awards.

Comparison of the Nine Months Ended October 31, 2019 and 2018
Revenue
The following shows total revenue from subscriptions and professional services for the nine months ended October 31, 2019 as compared to the nine months ended October 31, 2018:

	Nine Months Ended October 31,		Change $	Change %
	2019	2018
	(in thousands)
Subscription	$297,787	$146,570	$151,217	103%
Professional services	31,517	22,799	8,718	38%
Total revenue	$329,304	$169,369	$159,935	94%
Total revenue increased from $169.4 million for the nine months ended October 31, 2018, to $329.3 million for the nine months ended October 31, 2019. Subscription revenue accounted for 87% of our total revenue for the nine months ended October 31, 2018, and 90% for the nine months ended October 31, 2019. Professional services revenue accounted for 13% of our total revenue for the nine months ended October 31, 2018, and 10% for the nine months ended October 31, 2019.
The growth in subscription revenue from $146.6 million for the nine months ended October 31, 2018 to $297.8 million for the nine months ended October 31, 2019, a 103% increase, was primarily attributable to the addition of new subscription customers, as we increased our customer base by 112% from 2,147 subscription customers as of October 31, 2018 to 4,561 subscription customers as of October 31, 2019. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 40%, 32%, and 28% of total subscription revenue for the nine months ended October 31, 2019, respectively. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 56%, 24%, and 20% of total subscription revenue for the nine months ended October 31, 2018, respectively.
Professional services revenue grew from $22.8 million for the nine months ended October 31, 2018, to $31.5 million for the nine months ended October 31, 2019, a 38% increase, and was primarily attributable to an increase in the number of professional service hours performed.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the nine months ended October 31, 2019 as compared to the nine months ended October 31, 2018:

	Nine Months Ended October 31,		Change $	Change %
	2019	2018
	(in thousands)
Subscription	$77,858	$47,077	$30,781	65%
Professional services	20,353	13,166	7,187	55%
Total cost of revenue	$98,211	$60,243	$37,968	63%
Total cost of revenue increased from $60.2 million for the nine months ended October 31, 2018 to $98.2 million for the nine months ended October 31, 2019. Subscription cost of revenue increased from $47.1 million for the nine months ended October 31, 2018, to $77.9 million for the nine months ended October 31, 2019, a 65% increase. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $11.9 million driven by a 130% increase in average headcount which included significant hiring of technical support employees, an increase in cloud hosting and related services of $7.7 million, an increase in allocated overhead costs of $2.6 million, an increase in stock-based compensation expense of $2.6 million, an increase in depreciation of data center equipment of $2.5 million, and an increase in amortization of capitalized internal use software of $1.1 million.
Professional services cost of revenue increased from $13.2 million for the nine months ended October 31, 2018, to $20.4 million for the nine months ended October 31, 2019, a 55% increase. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $4.2 million driven by an increase in average headcount of 60%, an increase in stock-based compensation of $1.4 million, an increase in cloud hosting and related services of $0.4 million, and an increase in allocated overhead costs of $0.6 million.

The following shows gross profit and gross margin for subscriptions and professional services for the nine months ended October 31, 2019 as compared to the nine months ended October 31, 2018:

	Nine Months Ended October 31,		Change $	Change %
	2019	2018
	(in thousands)
Subscription gross profit	$219,929	$99,493	$120,436	121%
Professional services gross profit	11,164	9,633	1,531	16%
Total gross profit	$231,093	$109,126	$121,967	112%

	Nine Months Ended October 31,		Change %
	2019	2018
Subscription gross margin	74%	68%	6%
Professional services gross margin	35%	42%	(7)%
Total gross margin	70%	64%	6%
Subscription gross margin increased from 68% for the nine months ended October 31, 2018, to 74% for the nine months ended October 31, 2019. This increase was a result of moving more of our operations to colocation data centers from third-party cloud service providers and renegotiating the terms of a third-party cloud service provider contract. This increase in gross margin was also due to incentivizing our sales team to drive higher margin subscriptions and efforts to optimize our channel partner programs and the uptake of multiple cloud modules by our customer base. Our “collect once, reuse many” data strategy means that after the first module is paid for and covers the cost of data storage and most computational costs, each additional subscription module carries a higher margin. The decrease in professional services gross margin was due to a decrease in utilization during the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018.
Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the nine months ended October 31, 2019 as compared to the nine months ended October 31, 2018:

	Nine Months Ended October 31,		Change $	Change %
	2019	2018
	(in thousands)
Sales and marketing expenses	$190,792	$123,344	$67,448	55%
Sales and marketing expenses increased from $123.3 million for the nine months ended October 31, 2018, to $190.8 million for the nine months ended October 31, 2019, a 55% increase. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $26.9 million driven by an increase in average sales and marketing headcount of 59%, an increase in marketing programs of $12.4 million, an increase in stock-based compensation of $11.6 million, an increase in allocated overhead costs of $5.0 million, an increase in travel-related costs of $4.8 million, and an increase in expenses for company events of $2.8 million. As a result of adopting ASC 606 effective February 1, 2019, our commissions expense for the nine months ended October 31, 2019 was $15.6 million lower than it would have been under ASC 605.
Research and Development
The following shows research and development expenses for the nine months ended October 31, 2019 as compared to the nine months ended October 31, 2018:

	Nine Months Ended October 31,		Change $	Change %
	2019	2018
	(in thousands)
Research and development expenses	$91,497	$62,546	$28,951	46%

Research and development expenses increased from $62.5 million for the nine months ended October 31, 2018, to $91.5 million for the nine months ended October 31, 2019, a 46% increase. This increase was primarily due to an increase in employee-related expenses of $15.8 million driven by an increase in average research and development headcount of 47%. In addition, there was an increase in cloud hosting and related costs of $4.2 million, an increase in stock-based compensation of $3.2 million, an increase in allocated overhead costs of $2.8 million, and an increase in company event expenses of $1.6 million.
General and Administrative
The following shows general and administrative expenses for the nine months ended October 31, 2019 as compared to the nine months ended October 31, 2018:

	Nine Months Ended October 31,		Change $	Change %
	2019	2018
	(in thousands)
General and administrative expenses	$63,737	$28,868	$34,869	121%
General and administrative expenses increased from $28.9 million for the nine months ended October 31, 2018, to $63.7 million for the nine months ended October 31, 2019, a 121% increase. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $19.9 million. In addition, there was an increase in employee-related expenses of $6.2 million driven by an increase in general and administrative average headcount of 65%, an increase in insurance expense of $2.2 million, an increase in accounting fees of $1.5 million, and an increase in allocated overhead costs of $1.0 million.
Interest Expense and Other Income (Expense), Net
The following shows Interest expense and Other income (expense), net, for the nine months ended October 31, 2019 as compared to the nine months ended October 31, 2018:

	Nine Months Ended October 31,		Change $	Change %
	2019	2018
	(in thousands)
Interest expense	$(297)	$(428)	$131	(31)%
Other income (expense), net	$3,523	$(1,739)	$5,262	303%
Other income (expense), net, was an expense of $1.7 million for the nine months ended October 31, 2018 compared to income of $3.5 million for the nine months ended October 31, 2019. This $5.3 million change was driven primarily by an increase in interest income of $6.7 million and income from a legal settlement of $1.3 million, partially offset by an increase in expense related to the fair value of the redeemable convertible preferred stock warrants of $3.1 million.
Provision for Income Taxes
The following shows the provision for income taxes for the nine months ended October 31, 2019 as compared to the nine months ended October 31, 2018:

	Nine Months Ended October 31,		Change $	Change %
	2019	2018
	(in thousands)
Provision for income taxes	$(1,664)	$(1,018)	$(646)	63%
The increase in the provision for income taxes of $0.6 million was driven primarily by an increase in international income tax expense due to increased activity in several countries during the nine months ended October 31, 2019 compared to the nine months ended October 31, 2018.

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
The following table presents a reconciliation of our non-GAAP subscription gross profit to our GAAP subscription gross profit and of our non-GAAP subscription gross margin to our GAAP subscription gross margin as of the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Subscription revenue	$114,221	$57,651	$297,787	$146,570

Subscription gross profit	$85,000	$40,349	$219,929	$99,493
Add: Stock-based compensation expense	1,666	382	3,164	533
Add: Amortization of acquired intangible assets	61	20	262	222
Non-GAAP subscription gross profit	$86,727	$40,751	$223,355	$100,248

Subscription gross margin	74%	70%	74%	68%

Non-GAAP subscription gross margin	76%	71%	75%	68%
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

The following table presents a reconciliation of our non-GAAP loss from operations to our GAAP loss from operations and our non-GAAP operating margin to our GAAP operating margin as of the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Total revenue	$125,119	$66,379	$329,304	$169,369

Loss from operations	$(38,518)	$(42,091)	$(114,933)	$(105,632)
Add: Stock-based compensation expense	21,966	13,460	55,577	17,403
Add: Amortization of acquired intangible assets	101	62	385	435
Non-GAAP loss from operations	$(16,451)	$(28,569)	$(58,971)	$(87,794)

Operating margin	(31)%	(63)%	(35)%	(62)%

Non-GAAP operating margin	(13)%	(43)%	(18)%	(52)%
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
The following table presents a reconciliation of free cash flow and free cash flow margin to net cash used in operating activities:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
	(in thousands)		(in thousands)

Total revenue	$125,119	$66,379	$329,304	$169,369

Net cash provided by (used in) operating activities	38,635	(3,639)	33,836	(38,776)
Less: Purchases of property and equipment	(29,689)	(7,596)	(66,848)	(21,664)
Less: Capitalized internal-use software	(1,898)	(1,841)	(5,208)	(5,042)
Free cash flow	$7,048	$(13,076)	$(38,220)	$(65,482)

Net cash used in investing activities	$(27,262)	$(36,486)	$(57,516)	$(131,359)
Net cash (used in) provided by financing activities	$(968)	$8,094	$678,834	$190,714

Net cash provided by (used in) operating activities as a percentage of revenue	31%	(5)%	10%	(23)%
Less: Purchases of property and equipment as a percentage of revenue	(24)%	(11)%	(20)%	(13)%
Less: Capitalized internal-use software as a percentage of revenue	(2)%	(3)%	(2)%	(3)%
Free cash flow margin	6%	(20)%	(12)%	(39)%

Liquidity and Capital Resources
In June 2019, upon completion of our IPO, we received net proceeds of $659.2 million, after deducting underwriters’ discounts and commissions and estimated offering expenses of $44.8 million.
Prior to our IPO, we financed our operations principally through private placements of our equity securities, payments received from customers using our Falcon platform and professional services, and borrowings under our credit facility. As of October 31, 2019, we had cash equivalents, consisting of money market funds, corporate debt securities, and US Treasuries, of $743.6 million, and marketable securities, consisting of corporate debt securities and U.S. treasury securities, of $90.1 million. Our cash and cash equivalents primarily consist of highly liquid investments. Since our inception, we have generated operating losses, as reflected in our accumulated deficit of $609.1 million as of October 31, 2019. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to continue to make in sales and marketing and research and development, and due to additional general and administrative costs we expect to incur as a public company. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2019, we had deferred revenue of $447.6 million, of which $335.8 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2019	2018
	(in thousands)

Net cash provided by (used in) operating activities	$33,836	$(38,776)
Net cash used in investing activities	(57,516)	(131,359)
Net cash provided by financing activities	678,834	190,714
Operating Activities
Net cash provided by operating activities during the nine months ended October 31, 2019 was $33.8 million, which resulted from a net loss of $113.4 million, adjusted for non-cash charges of $101.5 million and net cash inflow of $45.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $55.6 million in stock-based compensation expense, $24.1 million of amortization of deferred contract acquisition costs, $16.0 million of depreciation and amortization, and $6.0 million due to the change in the fair value of our redeemable convertible preferred stock warrant liability. The net cash inflow from changes in operating assets and liabilities was primarily due to a $157.2 million increase in deferred revenue and a $17.6 million increase in accrued payroll and benefits, partially offset by a $55.2 million increase in deferred contract acquisition costs, a $53.6 million increase in accounts receivable, and a $19.9 million increase in prepaid expenses and other assets.
Net cash used in operating activities during the nine months ended October 31, 2018 was $38.8 million, which resulted from a net loss of $108.8 million, adjusted for non-cash charges of $50.6 million and net cash inflow of $19.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $19.3 million of amortization of deferred contract acquisition costs, $17.4 million in stock-based compensation expense, $10.2 million of depreciation and amortization, and $2.9 million due to the change in the fair value of our redeemable convertible preferred stock warrant liability. The net cash inflow from changes in operating assets and liabilities was primarily due to a $72.2 million increase in deferred revenue, partially offset by a $27.5 million increase in deferred contract acquisition costs, an increase in accounts receivable of $17.9 million, and a $6.3 million decrease in accounts payable.

Investing Activities
Net cash used in investing activities during the nine months ended October 31, 2019 of $57.5 million was primarily due to purchases of marketable securities of $187.7 million and purchases of property and equipment of $66.8 million, partially offset by maturities of marketable securities of $197.8 million.
Net cash used in investing activities during the nine months ended October 31, 2018 of $131.4 million was primarily due to purchases of marketable securities of $135.3 million, purchases of property and equipment of $21.7 million, and capitalized internal-use software of $5.0 million, partially offset by maturities of marketable securities of $30.6 million.
Financing Activities
Net cash provided by financing activities of $678.8 million during the nine months ended October 31, 2019 was primarily due to our IPO. On June 14, 2019, we closed our IPO in which we sold 20,700,000 shares of Class A common stock. The shares were sold at a public offering price of $34.00 per share for net proceeds of $665.1 million, after deducting underwriters’ discounts and commissions. In addition, there was proceeds from the exercise of stock options of $19.6 million during the nine months ended October 31, 2019.
Net cash provided by financing activities of $190.7 million during the nine months ended October 31, 2018 was primarily due to net proceeds from the issuance of our Series E redeemable convertible preferred stock of $206.9 million partially offset by net repayments of bank loans of $16.2 million.
Debt Obligations
In April 2019, we entered into a Credit Agreement with Silicon Valley Bank and other lenders, to provide a revolving line of credit of up to $150.0 million, including a letter of credit sub-facility in the aggregate amount of $10.0 million, and a swingline sub-facility in the aggregate amount of $10.0 million. We also have the option to request an incremental facility of up to an additional $75.0 million from one or more of the lenders under the Credit Agreement. The amount we may borrow under the Credit Agreement may not exceed the lesser of $150.0 million or our ordinary course recurring subscription revenue for the most recent month, as determined under the Credit Agreement, multiplied by a number that is (i) 6, for the first year after entry into the Credit Agreement; (ii) 5, for the second year after entry into the Credit Agreement; and (iii) 4, thereafter. Under the terms of the Credit Agreement, revolving loans may be either Eurodollar Loans or ABR Loans. Outstanding Eurodollar Loans incur interest at the Eurodollar Rate, which is defined in the Credit Agreement as LIBOR (or any successor thereto), plus a margin between 2.50% and 3.00%, depending on usage. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect for such day plus 0.50%, and (c) the Eurodollar Rate plus 1.00%, in each case plus a margin between 1.50% and 2.00%, depending on usage. We are charged a commitment fee of 0.2% to 0.3% per year for committed but unused amounts. The Credit Agreement will terminate on April 19, 2022.
The Credit Agreement is collateralized by substantially all of our current and future property, rights, and assets, including, but not limited to, cash, goods, equipment, contractual rights, financial assets, and intangible assets of the Company and our subsidiaries. The Credit Agreement contains covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The Credit Agreement also contains financial covenants requiring us to maintain the year-over-year growth rate of its ordinary course recurring subscription revenue above specified rates and to maintain minimum liquidity at specified levels. We were in compliance with all covenants as of October 31, 2019. The Credit Agreement contains events of default that include, among others, non-payment of principal, interest, or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, and material judgments.
No amounts were outstanding under the Credit Agreement as of October 31, 2019.

Strategic Investments
In July 2019, we agreed to commit up to $10.0 million to a newly formed entity, CrowdStrike Falcon Fund LLC (“Falcon Fund”), in exchange for 50% of the sharing percentage of any distribution by Falcon Fund. Additionally, entities associated with Accel, a holder of more than 5% of our capital stock, also agreed to commit up to $10.0 million to Falcon Fund and collectively own the remaining 50% of the sharing percentage of Falcon Fund. Falcon Fund is in the business of purchasing, selling, investing and trading in minority equity and convertible debt securities of privately-held companies that develop applications that have potential for substantial contribution to CrowdStrike and its platform. Falcon Fund has a duration of ten years which may be extended for three additional years. At dissolution, Falcon Fund will be liquidated and the remaining assets will be distributed to the investors based on their sharing percentage. As of October 31, 2019, we had not yet made a contribution to Falcon Fund.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of October 31, 2019 and the fiscal years in which these obligations are due:

	Total	2020	2021	2022	2023	2024	Thereafter
	(in thousands)
Operating leases (1)	$47,511	$2,141	$9,121	$8,868	$8,488	$8,452	$10,441
Data center commitments (2)	188,455	19,879	67,159	84,568	8,218	5,888	2,743
Other purchase obligations (3)	38,030	7,198	15,989	8,218	2,712	2,237	1,676
Total	$273,996	$29,218	$92,269	$101,654	$19,418	$16,577	$14,860
___________________________________________
(1)Relates to our facilities worldwide.
(2)Relates to non-cancelable commitments to data center vendors.
(3)Relates to non-cancelable purchase commitments with various parties to purchase products and services entered into in the normal course of business.
Indemnification
Our subscription agreements contain standard indemnification obligations. Pursuant to these agreements, we will indemnify, defend, and hold the other party harmless with respect to a claim, suit, or proceeding brought against the other party by a third party alleging that our intellectual property infringes upon the intellectual property of the third party, or results from a breach of our representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. Typically, these indemnification provisions do not provide for a maximum potential amount of future payments we could be required to make. However, in the past we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheet as of October 31, 2019 or January 31, 2019.
We also indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited. However, our director and officer insurance policy limits our exposure and enables us to recover a portion of any future amounts paid. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheet as of October 31, 2019 or January 31, 2019.

Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice the entire amount at contract signing prior to commencement of subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. As of October 31, 2019, we had backlog of approximately $129.5 million. Of this amount, approximately $27.5 million is not reasonably expected to be billed in the next twelve months. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
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
Our significant accounting policies are more fully described in Note 2 of our condensed consolidated financial statements. Our critical accounting policies and our more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus dated June 11, 2019 filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, and there have been no significant changes to these policies for the nine months ended October 31, 2019, except in regard to our adoption of ASU 606, Revenue from Contracts with Customers which is discussed below.
Revenue Recognition
We adopted Accounting Standards Codification (“ASC”) Topic 606, Revenue From Contracts With Customers (“ASC 606”) on February 1, 2019, using the modified retrospective transition method. Under this method, results for reporting periods beginning on February 1, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under Topic 605.
We recorded a cumulative effect adjustment to opening accumulated deficit of $23.4 million, net of tax, as of the date of adoption. The change resulted from a $23.7 million reduction in commissions expense offset by a $0.3 million reduction in revenue.

The adoption of Topic 606 had no impact on net cash provided by or used in operating, investing, or financing activities in our consolidated statements of cash flows for the three or nine months ended October 31, 2019. As a result of adopting ASC 606 effective February 1, 2019, our commissions expense for the three months ended October 31, 2019 and the nine months ended October 31, 2019 was $6.7 million and $15.6 million lower than it would have been under ASC 605, respectively.
Under ASC 606, we report our revenues in two categories: (i) subscriptions and (ii) professional services.
Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We determine revenue recognition through the following steps:
•Identification of the contract, or contracts, with a customer
We consider the terms and conditions of contracts with customers and our customary business practices in identifying contracts under ASC 606. We determine we have a contract with a customer when the contract is approved, each party’s rights regarding the services to be transferred can be identified, payment terms for the services can be identified, it has been determined that the customer has the ability and intent to pay, and the contract has commercial substance. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
•Identification of the performance obligations in the contract
Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, meaning that the customer can benefit from the service either on its own or together with other resources that are readily available from us or from third parties, and are distinct in the context of the contract, meaning that the transfer of the services is separately identifiable from other promises in the contract. Our performance obligations in our contracts with customers consist of (i) subscription and support services and (ii) professional services.
•Determination of the transaction price
The transaction price is determined based on the consideration to which we are expected to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of our contracts contains a significant financing component.
•Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative SSP.
•Recognition of revenue when, or as, we satisfy a performance obligation
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised service to the customer. Revenue is recognized when control of the services is transferred to the customer, in an amount that reflects the consideration expected to be received in exchange for those services. We generate all our revenue from contracts with customers.
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in corporate debt securities and money market funds, including overnight investments. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. As of October 31, 2019, we had cash and cash equivalents of $743.6 million and marketable securities of $90.1 million. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. However, due to the short-term nature of our investment portfolio, the effect of a hypothetical 10% change in interest rates would not have had a material effect on the fair market value of our portfolio as of October 31, 2019 or January 31, 2019. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Risk
To date, all of our sales contracts have been denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Australian Dollar, and Euro. The functional currency of our foreign subsidiaries is that country’s local currency. Monetary assets and liabilities of the foreign subsidiaries are re-measured into U.S. dollars at the exchange rates in effect at the reporting date, non-monetary assets and liabilities are re-measured at historical rates, and revenue and expenses are re-measured at average exchange rates in effect during each reporting period. Foreign currency transaction gains and losses are recorded to Other income (expense), net. The effect of a hypothetical 10% change in foreign currency exchange rates would not have had a material effect on our condensed consolidated financial statements for the three or nine months ended October 31, 2019. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2019. Based on the evaluation of our disclosure controls and procedures as of October 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are currently involved in proceedings before the Trademark Trial and Appeal Board, or TTAB, at the U.S. Patent and Trademark Office, or USPTO, regarding our U.S. trademark registrations for “CrowdStrike Falcon” and our U.S. application to register our “Falcon OverWatch” trademark. On November 23, 2016, Fair Isaac Corporation, or FICO, filed a Petition for Cancellation of our “CrowdStrike Falcon” trademark registrations and a Notice of Opposition against our “Falcon OverWatch” trademark application before the TTAB. On January 3, 2017, we filed answers to both the cancellation and opposition proceedings, and the proceedings thereafter were consolidated. On November 21, 2018, we filed a Petition for Partial Cancellation or Amendment of one of FICO’s “Falcon” trademark registrations, and on December 10, 2018, the parties filed a joint request to consolidate the proceedings and adjust the schedule. On January 16, 2019, FICO moved to dismiss our petition, and the TTAB thereafter suspended all proceedings pending its ruling on the motions. On July 2, 2019, the TTAB issued an order granting the request to consolidate the proceedings, and granting the motion to dismiss with leave to file an amended petition by July 22, 2019. We filed an Amended Petition for Cancellation or Amendment on July 22, 2019. On August 12, 2019, FICO moved to dismiss our Amended Petition for Cancellation. On October 1, 2019, the TTAB issued an order confirming that all proceedings were suspended as of August 12, 2019, pending disposition of the motion to dismiss. We are vigorously defending the case, but given the early stage, we are unable to predict the likelihood of success of Fair Isaac’s claims. If we do not ultimately prevail in these proceedings and in any subsequent appeal or civil action, we could ultimately be required to change the names of our solutions, which may entail significant expense and adversely affect our brand recognition.
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
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
Risks Related to Our Business and Industry
We have experienced rapid growth in recent periods, and if we do not manage our future growth, our business and results of operations will be adversely affected.
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from 324 employees as of January 31, 2016, to 550 employees as of January 31, 2017, to 910 employees as of January 31, 2018, to 1,455 employees as of January 31, 2019 and to 2,078 employees as of October 31, 2019. Although we have experienced rapid growth historically, we may not sustain our current growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in evolving industries, including market acceptance of our Falcon platform, adding new customers, intense competition, and our ability to manage our costs and operating expenses. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
•effectively attract, integrate, and retain a large number of new employees, particularly members of our sales and marketing and research and development teams;
•further improve our Falcon platform, including our cloud modules, and IT infrastructure, including expanding and optimizing our data centers, to support our business needs;

•enhance our information and communication systems to ensure that our employees and offices around the world are well coordinated and can effectively communicate with each other and our growing base of channel partners and customers; and
•improve our financial, management, and compliance systems and controls.
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced net losses of $91.3 million, $135.5 million, $140.1 million for fiscal 2017, fiscal 2018, and fiscal 2019, respectively. As of October 31, 2019, we had an accumulated deficit of $609.1 million. While we have experienced significant growth in revenue in recent periods, we cannot predict when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our total revenue or improvements in our results of operations. In addition to the anticipated costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
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
The market for security and IT operations solutions is intensely competitive, fragmented, and characterized by rapid changes in technology, customer requirements, industry standards, increasingly sophisticated attackers, and by frequent introductions of new or improved products to combat security threats. We expect to continue to face intense competition from current competitors, as well as from new entrants into the market. If we are unable to anticipate or react to these challenges, our competitive position could weaken, and we could experience a decline in revenue or reduced revenue growth, and loss of market share that would adversely affect our business, financial condition, and results of operations. Our ability to compete effectively depends upon numerous factors, many of which are beyond our control, including, but not limited to:
•product capabilities, including performance and reliability, of our Falcon platform, including our cloud modules, services, and features compared to those of our competitors;
•our ability, and the ability of our competitors, to improve existing products, services, and features, or to develop new ones to address evolving customer needs;
•our ability to attract, retain, and motivate talented employees;
•our ability to establish and maintain relationships with channel partners;
•the strength of our sales and marketing efforts; and

•acquisitions or consolidation within our industry, which may result in more formidable competitors.
Our competitors include the following by general category:
•legacy antivirus product providers, such as McAfee, Inc., Broadcom Inc. (Symantec), and Microsoft Corporation, who offer a broad range of approaches and solutions including traditional antivirus and signature-based protection;
•alternative endpoint security providers, such as Blackberry Cylance and VMWare, Inc. (Carbon Black), who offer point products based on malware-only or application whitelisting techniques; and
•network security vendors, such as Palo Alto Networks, Inc. and FireEye, Inc., who are supplementing their core perimeter-based offerings with endpoint security solutions.
Many of these competitors have greater financial, technical, marketing, sales, and other resources, greater name recognition, longer operating histories, and a larger base of customers than we do. They may be able to devote greater resources to the development, promotion, and sale of services than we can, and they may offer lower pricing than we do. Further, they may have greater resources for research and development of new technologies, the provision of customer support, and the pursuit of acquisitions, or they may have other financial, technical, or other resource advantages. Our larger competitors have substantially broader and more diverse product and services offerings as well as routes to market, which allows them to leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our platform, including our cloud modules. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering or acquisitions by our competitors or continuing market consolidation. Some of our competitors have recently made acquisitions of businesses or have established cooperative relationships that may allow them to offer more directly competitive and comprehensive solutions than were previously offered and adapt more quickly to new technologies and customer needs. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses and loss of market share. Further, many competitors that specialize in providing protection from a single type of security threat may be able to deliver these targeted security products to the market quicker than we can or convince organizations that these limited products meet their needs. Even if there is significant demand for cloud-based security solutions like ours, if our competitors include functionality that is, or is perceived to be, equivalent to or better than ours in legacy products that are already generally accepted as necessary components of an organization’s IT security architecture, we may have difficulty increasing the market penetration of our platform. Furthermore, even if the functionality offered by other security and IT operations providers is different and more limited than the functionality of our platform, organizations may elect to accept such limited functionality in lieu of adding products from additional vendors like us. If we are unable to compete successfully, or if competing successfully requires us to take aggressive pricing or other actions, our business, financial condition, and results of operations would be adversely affected.
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
The following factors, many of which are beyond our control, can affect the delivery, availability, and the performance of our Falcon platform:
•the development and maintenance of the infrastructure of the internet;
•the performance and availability of third-party providers of cloud infrastructure services, such as AWS, with the necessary speed, data capacity and security for providing reliable internet access and services;
•decisions by the owners and operators of the data centers where our cloud infrastructure is deployed to terminate our contracts, discontinue services to us, shut down operations or facilities, increase prices, change service levels, limit bandwidth, declare bankruptcy or prioritize the traffic of other parties;
•physical or electronic break-ins, acts of war or terrorism, human error or interference (including by disgruntled employees, former employees or contractors) and other catastrophic events;
•cyberattacks, including denial of service attacks, targeted at us, our data centers, or the infrastructure of the internet;
•failure by us to maintain and update our cloud infrastructure to meet our data capacity requirements;
•errors, defects or performance problems in our software, including third-party software incorporated in our software;
•improper deployment or configuration of our solutions;
•the failure of our redundancy systems, in the event of a service disruption at one of our data centers, to provide failover to other data centers in our data center network; and
•the failure of our disaster recovery and business continuity arrangements.
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
Our results of operations may vary significantly from period to period, which could adversely affect our business, financial condition and results of operations. Our results of operations have varied significantly from period to period, and we expect that our results of operations will continue to vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:
•our ability to attract new and retain existing customers;
•the budgeting cycles, seasonal buying patterns, and purchasing practices of customers;
•the timing and length of our sales cycles;
•changes in customer or channel partner requirements or market needs;
•changes in the growth rate of the cloud-based SaaS-delivered endpoint security solutions market;
•the timing and success of new product and service introductions by us or our competitors or any other competitive developments, including consolidation among our customers or competitors;

•the level of awareness of cybersecurity threats, particularly advanced cyberattacks, and the market adoption of our Falcon platform;
•our ability to successfully expand our business domestically and internationally;
•decisions by organizations to purchase security solutions from larger, more established security vendors or from their primary IT equipment vendors;
•changes in our pricing policies or those of our competitors;
•any disruption in our relationship with channel partners;
•insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions;
•significant security breaches of, technical difficulties with or interruptions to, the use of our Falcon platform;
•extraordinary expenses such as litigation or other dispute-related settlement payments or outcomes;
•general economic conditions, both domestic and in our foreign markets;
•future accounting pronouncements or changes in our accounting policies or practices;
•negative media coverage or publicity;
•political events;
•the amount and timing of operating costs and capital expenditures related to the expansion of our business; and
•increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates.
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
In addition, independent industry or financial analysts and research firms often test our solutions and provide reviews of our Falcon platform, as well as the products of our competitors, and perception of our Falcon platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products, our brand may be adversely affected. Our solutions may fail to detect or prevent threats in any particular test for a number of reasons that may or may not be related to the efficacy of our solutions in real world environments. To the extent potential customers, industry analysts or testing firms believe that the occurrence of a failure to detect or prevent any particular threat is a flaw or indicates that our solutions or services do not provide significant value, we may lose customers, and our reputation, financial condition and business would be harmed. Additionally, the performance of our channel partners and technology alliance partners may affect our brand and reputation if customers do not have a positive experience with these partners. In addition, we have in the past worked, and continue to work, with high profile customers as well as assist in analyzing and remediating high profile cyberattacks. Our work with such customers has exposed us to publicity and media coverage. Negative publicity about us, including about the efficacy and reliability of our Falcon platform, our products offerings, our professional services, and the customers we work with, even if inaccurate, could adversely affect our reputation and brand.
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
Our future growth depends, in part, on increasing sales to government organizations. Demand from government organizations is often unpredictable, subject to budgetary uncertainty and typically involves long sales cycles. We have made significant investment to address the government sector, but we cannot assure you that these investments will be successful, or that we will be able to maintain or grow our revenue from the government sector. Although we anticipate that they may increase in the future, sales to U.S. federal, state, and local governmental agencies have not accounted for, and may never account for, a significant portion of our revenue. U.S. federal, state and local government sales are subject to a number of challenges and risks that may adversely impact our business. Sales to such government entities include the following risks:
•selling to governmental agencies can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;
•government certification requirements applicable to our products may change and, in doing so, restrict our ability to sell into the U.S. federal government sector until we have attained the revised certification. For example, although we are currently certified under the Federal Risk and Authorization Management Program, or FedRAMP, such certification is costly to maintain and if we lost our certification in the future it would restrict our ability to sell to government customers;
•government demand and payment for our Falcon platform may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our Falcon platform;
•governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our Falcon platform, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit were to uncover improper or illegal activities; and
•governments may require certain products to be manufactured, hosted, or accessed solely in their country or in other relatively high-cost manufacturing locations, and we may not manufacture all products in locations that meet these requirements, affecting our ability to sell these products to governmental agencies.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing privacy and data protection laws and regulations, employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Noncompliance by us, our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties with applicable regulations or requirements could subject us to:
•investigations, enforcement actions and sanctions;

•mandatory changes to our Falcon platform;
•disgorgement of profits, fines and damages;
•civil and criminal penalties or injunctions;
•claims for damages by our customers or channel partners;
•termination of contracts;
•loss of intellectual property rights; and
•loss of intellectual property rights; and
•temporary or permanent debarment from sales to government organizations.
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

The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that these licenses could be construed in ways that could impose unanticipated conditions or restrictions on our ability to commercialize products and subscriptions incorporating such software. Moreover, we cannot assure you that our processes for controlling our use of open source software in our products and subscriptions will be effective. From time to time, we may face claims from third parties asserting ownership of, or demanding release of, the open source software or derivative works that we developed using such software (which could include our proprietary source code), or otherwise seeking to enforce the terms of the applicable open source license. These claims could result in litigation. Litigation could be costly for us to defend, have a negative effect on our results of operations and financial condition or require us to devote additional research and development resources to change our solutions. Responding to any infringement or noncompliance claim by an open source vendor, regardless of its validity, discovering certain open source software code in our Falcon platform, or a finding that we have breached the terms of an open source software license, could harm our business, results of operations and financial condition, by, among other things:
•resulting in time-consuming and costly litigation;
•diverting management’s time and attention from developing our business;
•requiring us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;
•causing delays in the deployment of our Falcon platform or service offerings to our customers;
•requiring us to stop offering certain services or features of our Falcon platform;
•requiring us to redesign certain components of our Falcon platform using alternative non-infringing or non-open source technology, which could require significant effort and expense;
•requiring us to disclose our software source code and the detailed program commands for our software; and
•requiring us to satisfy indemnification obligations to our customers.
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
Additional risks we may face in connection with acquisitions include:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•coordination of research and development and sales and marketing functions;

•integration of product and service offerings;
•retention of key employees from the acquired company;
•changes in relationships with strategic partners as a result of product acquisitions or strategic positioning resulting from the acquisition;
•cultural challenges associated with integrating employees from the acquired company into our organization;
•integration of the acquired company’s accounting, management information, human resources and other administrative systems;
•the need to implement or improve controls, procedures, and policies at a business that prior to the acquisition may have lacked sufficiently effective controls, procedures and policies;
•financial reporting, revenue recognition or other financial or control deficiencies of the acquired company that we don’t adequately address and that cause our reported results to be incorrect;
•liability for activities of the acquired company before the acquisition, including intellectual property infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities;
•unanticipated write-offs or charges; and
•litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders or other third parties.
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
We derived approximately 13%, 16%, 23%, and 26% of our total revenue from our international customers for fiscal 2017, fiscal 2018, fiscal 2019, and the nine months ended October 31, 2019, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
•greater difficulty in negotiating contracts with standard terms, enforcing contracts and managing collections, and longer collection periods;
•higher costs of doing business internationally, including costs incurred in establishing and maintaining office space and equipment for our international operations;

•management communication and integration problems resulting from cultural and geographic dispersion;
•risks associated with trade restrictions and foreign legal requirements, including any importation, certification, and localization of our Falcon platform that may be required in foreign countries;
•greater risk of unexpected changes in regulatory practices, tariffs, and tax laws and treaties;
•compliance with anti-bribery laws, including, without limitation, compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. Travel Act and the UK Bribery Act 2010, violations of which could lead to significant fines, penalties, and collateral consequences for our company;
•heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact financial results and result in restatements of, or irregularities in, financial statements;
•the uncertainty of protection for intellectual property rights in some countries;
•general economic and political conditions in these foreign markets;
•foreign exchange controls or tax regulations that might prevent us from repatriating cash earned outside the United States;
•political and economic instability in some countries;
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate;
•unexpected costs for the localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;
•requirements to comply with foreign privacy, data protection, and information security laws and regulations and the risks and costs of noncompliance;
•greater difficulty in identifying, attracting and retaining local qualified personnel, and the costs and expenses associated with such activities;
•greater difficulty identifying qualified channel partners and maintaining successful relationships with such partners;
•differing employment practices and labor relations issues; and
•difficulties in managing and staffing international offices and increased travel, infrastructure, and legal compliance costs associated with multiple international locations.
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
Accounting principles generally accepted in the United States, or U.S. GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could affect the reporting of transactions completed before the announcement of a change. In particular, in May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As an ‘‘emerging growth company,’’ we are allowed under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We elected to take advantage of this extended transition period under the JOBS Act, which resulted in ASC 606 becoming effective for us beginning on February 1, 2019. We have adopted using the modified retrospective transition method. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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
We cannot predict the prices at which our Class A common stock will trade. The market price of our Class A common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. In addition, the limited public float of our Class A common stock tends to increase the volatility of the trading price of our Class A common stock. These fluctuations could cause you to lose all or part of your investment in our Class A common stock. Factors that could cause fluctuations in the market price of our Class A common stock include the following:

•actual or anticipated changes or fluctuations in our results of operations;
•the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;
•announcements by us or our competitors of new products or new or terminated significant contracts, commercial relationships or capital commitments;
•industry or financial analyst or investor reaction to our press releases, other public announcements and filings with the SEC;
•rumors and market speculation involving us or other companies in our industry;
•price and volume fluctuations in the overall stock market from time to time;
•changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;
•the expiration of market stand-off or contractual lock-up agreements and sales of shares of our Class A common stock by us or our stockholders;
•failure of industry or financial analysts to maintain coverage of us, changes in financial estimates by any analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•litigation involving us, our industry or both, or investigations by regulators into our operations or those of our competitors;
•developments or disputes concerning our intellectual property rights or our solutions, or third-party proprietary rights;
•announced or completed acquisitions of businesses or technologies by us or our competitors;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•any major changes in our management or our board of directors, particularly with respect to Mr. Kurtz;
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
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
Sales of a substantial number of shares of our Class A common stock in the public market, including shares of Class A stock that have been converted from shares of Class B common stock, and particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock and may make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate. As of November 29, 2019, we had 40,871,355 shares of Class A common stock outstanding and 164,673,516 shares of Class B common stock outstanding.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors that are not nominated by the current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions include:
•our dual class common stock structure, which provides our holders of Class B common stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding Class A and Class B common stock;
•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•the ability of our board of directors to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of our board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders, which prohibition will take effect on the first date on which the number of outstanding shares of our Class B common stock represents less than 10% of the aggregate number of outstanding shares of our Class A common stock and our Class B common stock, taken together as a single class;
•the requirement that a special meeting of stockholders may be called only by the chairperson of our board of directors, chief executive officer or by the board of directors acting pursuant to a resolution adopted by a majority of our board of directors, which could delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•certain amendments to our amended and restated certificate of incorporation require the approval of two-thirds of the then-outstanding voting power of our capital stock; and

•advance notice procedures with which stockholders must comply to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.
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
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for:
•any derivative action or proceeding brought on our behalf;
•any action asserting a breach of fiduciary duty;
•any action asserting a claim against us arising under the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws;
•any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws; and
•any action asserting a claim against us that is governed by the internal-affairs doctrine.
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
None.
Use of Proceeds from Public Offering of Common Stock
On June 14, 2019, we closed our initial public offering, in which we sold 20,700,000 shares of our Class A common stock at a price to the public of $34.00 per share, including shares sold in connection with the full exercise of the underwriters’ option to purchase additional shares. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-231461), which was declared effective by the SEC on June 11, 2019. The managing underwriter of our IPO was Goldman Sachs & Co. LLC. Following the sale of the shares in connection with the closing of the IPO, the offering terminated. The aggregate offering price of the offering was $703.8 million, before deducting underwriters’ discounts and commissions of $38.7 million and before deducting an estimated $5.9 million of offering expenses payable by us. None of such expenses were paid by us to our directors, officers, or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. We estimate that we received net proceeds of $659.2 million from our initial public offering. There has been no material change in the planned use of proceeds from our IPO as described in the final prospectus used in connection with our initial public offering. Pending the uses described, we intend to invest the net proceeds in short-term interest-bearing investment-grade securities, certificates of deposit or government securities, pursuant to the investment policy approved by our board of directors.

Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Fourth Amendment to Office Lease between SPF Mathilda, LLC and CrowdStrike, Inc., dated August 16, 2019					X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document
_______________________________________
*The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, California, on the day of December 6, 2019

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere Chief Financial Officer (Principal Financial and Accounting Officer)