Form 10-K
period 2020-01-31
CrowdStrike Holdings, Inc.
filed 2020-03-23
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
150 Mathilda Place, Suite 300, Sunnyvale, California 94086
(Address of principal executive offices)
Registrant’s telephone number, including area code: (888) 512-8906
Securities registered pursuant to Section 12(b) of the Act:

Title of each class of securities	Trading symbol(s)	Name of each national exchange and principal U.S. market for the securities
Class A common stock, par value $0.0005 per share	CRWD	The Nasdaq Stock Market LLC
(Nasdaq Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None.
___________________________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended. Yes      ☐  No     ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No  ☑

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on July 31, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Select Market on such date was approximately $6.15 billion.
As of February 29, 2020, the number of shares of the registrant’s Class A common stock outstanding was 114,945,286, and the number of shares of the registrant’s Class B common stock outstanding was 98,267,729.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.
1

CROWDSTRIKE HOLDINGS, INC.

		Page No.
	Part I
Item 1.	Business	3
Item 1A.	Risk Factors	17
Item 1B.	Unresolved Staff Comments	46
Item 2.	Properties	46
Item 3.	Legal Proceedings	47
Item 4.	Mine Safety Disclosures	47
	Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Issuer Purchases of Equity Securities	47
Item 6.	Selected Financial Data	49
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	78
Item 8.	Financial Statements and Supplementary Data	79
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	122
Item 9A.	Controls and Procedures	122
Item 9B.	Other Information	122
	Part III
Item 10.	Directors, Executive Officers and Corporate Governance	123
Item 11.	Executive Compensation	123
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	123
Item 13.	Certain Relationships and Related Transactions and Director Independence	123
Item 14.	Principal Accountant Fees and Services	123
	Part IV
Item 15.	Exhibits, Financial Statement Schedules	123
Item 16.	Form 10-K Summary	123
	Signatures	126
	Power of Attorney	127

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
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
◦the attraction and retention of qualified employees and key personnel.
These statements are based on our current plans, estimates and projections in light of information currently available to us. These forward-looking statements may be affected by risks, uncertainties and other factors discussed elsewhere in this Annual Report on Form 10-K, including under “Risk Factors.” Furthermore, new risks and uncertainties emerge from time to time, and it is impossible for us to predict all risks and uncertainties or how they may affect us. If any of these risks or uncertainties occurs, our business, revenue and financial results could be harmed, and the trading price of our Class A common stock could decline. Forward-looking statements made in this Annual Report on Form 10-K speak only as of the date on which such statements are made, and we undertake no obligation to update them in light of new information or future events, except as required by law.

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

PART I
Item 1. Business
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
We believe we are defining a new category called the Security Cloud, with the power to transform the security industry much the same way the cloud has transformed the CRM, HR, and service management industries. With our Falcon platform, we created the first multi-tenant, cloud native, intelligent security solution capable of protecting workloads across on-premise, virtualized, and cloud-based environments running on a variety of endpoints such as laptops, desktops, servers, virtual machines, and IoT devices. We deliver comprehensive breach protection even against today’s most sophisticated attacks on the endpoint, where the most valuable corporate data resides. Our Falcon platform is composed of two tightly integrated proprietary technologies: our easily deployed intelligent lightweight agent and our cloud-based, dynamic graph database called Threat Graph. Our solution benefits from crowdsourcing and economies of scale, which we believe enables our AI algorithms to be uniquely effective. We call this cloud-scale AI. Our single lightweight agent is installed on each endpoint and provides local detection and prevention capabilities while also intelligently collecting and streaming high fidelity data to our platform for real-time decision-making. Our Threat Graph processes, correlates, and analyzes this data in the cloud using a combination of AI and behavioral pattern-matching techniques. By analyzing and correlating information across our massive, crowdsourced dataset, we are able to deploy our AI algorithms at cloud-scale and build a more intelligent, effective solution to detect threats and stop breaches that on-premise or single instance cloud products cannot match. Today, we offer 11 cloud modules on our Falcon platform via a SaaS subscription-based model that spans multiple large security markets, including endpoint security, security and IT operations (including vulnerability management), and threat intelligence.
Organizations everywhere are becoming more distributed as they adopt the cloud, increase workforce mobility, and grow their number of connected devices. They are adding more workloads to a myriad of different endpoints beyond the traditional security perimeter, exposing an increasingly broad attack surface to adversaries. In addition, the sophistication of cyberattacks has increased, often coming from nation-states, well-funded criminal organizations, and hackers using advanced, easily obtained methods of attack. On a number of occasions, adversaries have launched devastating, destructive attacks that have caused significant business disruption and billions of dollars in cumulative losses. The architectural limitations of legacy security products, coupled with a dynamic and intensifying threat landscape, are creating the need for a fundamentally new approach to security.
Our unique approach starts with our single intelligent lightweight agent that enables frictionless deployment of our platform at scale. Our customers can rapidly adopt our technology across any type of workload running on a variety of endpoints. Our lightweight agent offloads computationally intensive tasks to the cloud, while retaining local detection and prevention capabilities that are necessary on the endpoint. The agent is nonintrusive to the end user and continues to protect the endpoint and track activity even when offline. The agent recommences transmitting data to our Falcon platform when the connection to the cloud has been reestablished. By utilizing a single agent, customers are able to leverage all the capabilities of our platform without burdening the endpoint with multiple agents.
Our lightweight agent intelligently streams high fidelity endpoint data to the cloud where Threat Graph provides a simple, flexible, and scalable way to model highly interconnected data sets. Threat Graph processes, correlates, and analyzes over three trillion endpoint-related events per week in real time and maintains an index of these events for future use. Threat Graph continuously looks for malicious activity by applying graph analytics and AI algorithms to the data streamed from the endpoints. Our multi-tenant architecture allows us to collect a broad array of high fidelity data about both potential attacks and benign behavioral patterns across our entire customer base, continuously enhancing our AI algorithms. This significantly increases the efficacy of our solution to stop breaches while reducing false positives.

We founded our company on the principle that the future of security would be driven by AI and that a cloud-native architecture would enable the collection of high fidelity data and scalability necessary for an effective solution. We call this cloud-scale AI. From the beginning, our strategy was focused on collecting data at scale, centrally storing such data in a singular model, and training our algorithms on these vast amounts of high fidelity data, which we believe is a fundamental differentiator from our competitors. Our cloud-scale AI means that the more data that is fed into our Falcon platform, the more intelligent Threat Graph becomes and the more our customers benefit, creating a powerful network effect that increases the overall value we provide. AI is revolutionizing many technology fields, including security solutions. To be truly effective, algorithms that enable AI depend on the quality and volume of data that trains them and the selection of the right differentiating features from that data. Our proprietary algorithms in Threat Graph identify events that may or may not be directly related, but together could indicate a threat that could otherwise remain undetected. Our cloud-scale algorithms make over 134 million indicator of attack decisions per minute. We are uniquely effective because we have more high fidelity data to train our AI models and more security expertise to guide our feature selection—all resulting in industry-leading efficacy and low false positives. Our rich set of continuously collected high fidelity endpoint data feeding our algorithms also enables us to use an active learning approach, where the models are continuously updated to fill in gaps identified in initial models and their performance is validated with this data prior to production use.
By leveraging a multi-tenant, cloud native solution, the data we analyze to stop breaches is both larger and more meaningful than the data from on-premise or single instance private cloud products. If Threat Graph discovers something in one customer environment, all customers benefit automatically and in real time. Taken together, our platform enables intelligent, dynamic automation at scale to detect threats and stop breaches.
We designed our Falcon platform with an open, interoperable, and highly extensible architecture. Because of our single data model, we only need to collect high fidelity endpoint data once from our agent, which we can use repeatedly for multiple use cases. Therefore, we can rapidly innovate, build, and deploy highly integrated modules to access additional market opportunities. We launched CrowdStrike Store, the first open cloud-based application platform for endpoint security and the industry’s first unified security cloud ecosystem of trusted third-party applications. We also built a rich set of APIs that allows us to ingest third-party data into our Falcon platform and allows our customers to expand the functionality of their existing security systems by writing their own programs and accessing the data on our platform.
Our Falcon platform includes our OverWatch threat hunting cloud module that combines the human intelligence of our elite security experts with the power of Threat Graph. Because our world class team can see potential attacks across our entire customer base, their expertise is enhanced by their constant visibility into the threat landscape. We are able to keep this team extremely small and scalable by leveraging automation and our Threat Graph. OverWatch is a force multiplier that extends the capabilities and improves the productivity of our customers’ security teams.
We offer our customers compelling business value that includes ease of adoption, rapid time-to-value, superior efficacy rates in detecting threats and preventing breaches, and reduced total cost of ownership by consolidating legacy, siloed security products in a single solution. We also allow thinly-stretched security organizations to automate previously manual tasks, freeing them to focus on their most important objectives. With the Falcon platform, organizations can transform how they combat threats, from slow, manual, and reactionary to fast, automated, and predictive, providing visibility across the entire threat lifecycle.
We primarily sell our platform and cloud modules through our direct sales team that leverages our network of channel partners to maximize effectiveness and scale. We amplify our sales presence by leveraging our technology alliance partners that can deliver, embed, or build applications with data and analytics from our Falcon platform. We are also enhancing our go-to-market strategy using a low-touch, trial-to-pay approach. In December 2017, we began to employ a trial-to-pay model in which we offer 15-day free trial access to Falcon Prevent, our next-generation antivirus module, to prospective customers directly from our website. In May 2018, we announced that Falcon Prevent was available for trial and purchase from the AWS Marketplace. We believe this approach enables a higher velocity of new customer acquisition and expansion, and extends our reach to customers of all sizes.
We have a low friction land-and-expand sales strategy. When customers deploy our Falcon platform, they can start with any number of cloud modules and we can activate additional cloud modules in real time on the same agent already deployed on the endpoint. Once customers experience the benefits of our Falcon platform, they often expand their adoption over time by adding more endpoints or purchasing additional modules. As of January 31, 2020, one-third of our customer base had adopted five or more modules. Our dollar-based net retention rate, which measures expansion in existing customers’ subscriptions over a 12 month period, was 124% as of January 31, 2020, demonstrating the power of our land-and-expand strategy.

Some of the world’s largest enterprises, government organizations, and high profile brands trust us to protect their business. As of January 31, 2020, we had 5,431 subscription customers worldwide, including 49 of the Fortune 100, 40 of the top 100 global companies, and 11 of the top 20 major banks. We began as a large enterprise solution, but the flexibility and scalability of our Falcon platform and enhanced go-to-market approach enable us to protect customers of any size—from hundreds of thousands of endpoints to as few as one. We have been recognized by numerous independent third-party analysts, including Gartner(2)(3), Forrester, and IDC.
We have experienced significant growth, with total revenue increasing from $118.8 million for fiscal 2018 to $249.8 million for fiscal 2019, representing year-over-year growth of 110% and from $249.8 million for fiscal 2019 to $481.4 million for fiscal 2020, representing year-over-year growth of 93%. Subscription revenue grew from $92.6 million for fiscal 2018 to $219.4 million for fiscal 2019, a 137% increase, and from $219.4 million for fiscal 2019 to $436.3 million for fiscal 2020, a 99% increase. Our annual recurring revenue, or ARR, has grown from $141.3 million as of January 31, 2018, to $312.7 million as of January 31, 2019, a 121% increase, and from $312.7 million as of January 31, 2019 to $600.5 million as of January 31, 2020, a 92% increase. Our net loss increased from $135.5 million for fiscal 2018 to $140.1 million for fiscal 2019, to $141.8 million for fiscal 2020. We expect to continue to incur net losses for the foreseeable future as we continue to invest in our business, and our sales capabilities in particular, to address our large market opportunity.
Industry Background
There are a number of key trends that are driving the need for a new approach to security.
Cybersecurity Threats are Greater than Ever
Today’s cybersecurity threat landscape is more dangerous than ever. Breaches are complex and often executed over multiple steps known in the industry as the threat lifecycle. The typical threat lifecycle starts with an initial exploit to enter a system, historically using malware, but increasingly using malware-free or fileless methods, to penetrate endpoints and establish a beachhead inside the corporate perimeter. Once inside, adversaries move laterally across the corporate environment where they collect credentials and escalate privileges enabling the typical adversary to download a larger, more destructive malware program or connect with an external control source. At this stage in the threat lifecycle, the adversary is able to encrypt, destroy, or silently exfiltrate sensitive data.
Increasingly, adversaries are well-trained, possess significant technological and human resources, and are highly deliberate and targeted in their attacks. Adversaries today range from militaries and intelligence services of well-funded nation-states to sophisticated criminal organizations who are motivated by financial gains to hackers leveraging readily available advanced techniques. These groups and individuals are responsible for many breaches that involve theft or holding hostage financial data, intellectual property, and trade secrets. These attacks are pervasive, targeting a broad range of industries including technology, transportation, healthcare, financial services, governments and political organizations, utility, retail, and public infrastructure. On a number of occasions, adversaries have launched devastating, destructive attacks that have caused significant business disruption and billions of dollars in cumulative losses. For example, cyber risk modeling firm Cyence Inc. estimated that the overall global economic costs incurred from the 2017 WannaCry attack were between $4 billion and $8 billion.
Proliferation of Workloads Expanding the Attack Surface
The rise of cloud computing, workforce mobility, and growth in connected devices has created a rapid expansion of workloads across endpoints and industries. According to a 2019 Cisco white paper, the number of connected devices is expected to be 28.5 billion by 2022, up from 18 billion in 2017. As a result, devices, applications, and data are highly distributed and diverse, challenging organizations to monitor and protect all of their workloads running on various endpoints. The adoption of many of these technologies and the resulting disappearance of the corporate perimeter have expanded the attack surface and left many organizations increasingly vulnerable to breach. Today, workloads running on endpoints, such as laptops and servers, are the primary targets in a security attack since they are vulnerable and frequently are repositories of valuable and sensitive data, including intellectual property, authentication credentials, personally identifiable information, financial information, and other digital assets. As new workloads are provisioned on emerging mobile and IoT devices, oftentimes residing outside of the corporate perimeter, increasingly more sensitive and mission critical data will be generated and stored on these endpoints as well. Attacks such as Shamoon, WannaCry and NotPetya have shown that destroying or locking data on a large portion of an enterprise’s endpoints can cause widespread business disruption.

On-Premise Security Architectures are Constrained
On-premise products are siloed, lack integration, and have limited ability to collect, process, and analyze vast amounts of data—attributes that are required to be effective in today’s increasingly dynamic threat landscape. Legacy vendors often deploy more agents to the endpoint as they layer on a patchwork of additional point product capabilities. This approach burdens endpoints by consuming additional storage space, memory, and processor capacity, degrading end user experience without providing effective security. In addition, integrating and maintaining numerous products, data repositories, and infrastructures across highly distributed enterprise environments is a costly and resource-intensive process for already thinly-staffed security teams.
Other Existing Security Products have Limitations
Legacy Signature-based Products.    Signature-based products are designed to detect attacks that are already catalogued in a repository of previously identified threats but are not capable of preventing unknown threats or stopping associated breaches. These signatures, known as Indicators of Compromise, or IOCs, represent a reactive method of tracking cyberattacks. By the time IOCs are located, all they provide is evidence of compromise or breach that may have already resulted in substantial losses to the victim. If an attack vector is even slightly modified, a signature-based approach will no longer detect the attack and will fail to stop the breach. Many significant breaches seen in the last two decades have involved the failure of a legacy signature-based antivirus product to detect a previously unknown or modified version of a previously known attack.
Malware-focused Machine Learning Products.    Traditionally, organizations have focused on protecting their networks and endpoints against malware-based attacks. These attacks involve malware built for the specific purpose of performing malicious activities, stealing data, or destroying systems. A malware-centric defensive approach will leave the organization vulnerable to attacks that do not leverage malware. According to data from our customer base indexed by Threat Graph, 51% of detections for the calendar year ended 2019 were not malware-based, but instead leveraged legitimate tools built into modern operating systems enabling attackers to accomplish their objectives without writing files to the endpoint, making them more difficult for a traditional antivirus product to detect.
Application Whitelisting Products.    Application whitelisting products resort to an “always allow” or “always block” policy on an endpoint in order to allow or prevent processes from executing. Whitelisting relies in part on manually creating and maintaining a complex list of rules, burdening end users and IT organizations. In order to avoid these management challenges, IT organizations often create special exceptions to the whitelist that attackers leverage to compromise endpoints. Furthermore, fileless attacks can exploit legitimate whitelisted applications, compromising the integrity of the whitelisting product.
Network-centric Security Products.    Traditional network security vendors have focused their products on perimeter-based protection. However, these approaches have decreased in relevance and effectiveness as employees and workplace devices have expanded beyond the firewall and the use of encrypted traffic has increased creating blind spots and vulnerabilities that attackers are able to exploit. As the number of endpoints proliferates, this layer of defense cannot adequately protect information-rich endpoints and workloads that are outside the corporate perimeter.
Bolt-on Cloud Products.    Many on-premise vendors have introduced cloud offerings by putting their on-premise products in the cloud. Such single-tenant products were not designed to run in the cloud and therefore continue to be siloed, lack integration, and possess limited scalability to identify threats across their customer base in real time. In addition, such products are complex to deploy, difficult to scale, brittle to maintain, costly to own, and can be ineffective in stopping breaches. Any product that was originally designed for on-premise deployments and migrated to the cloud cannot by definition be a cloud native solution.
Creation of the Security Cloud
Over the last 15 years, cloud computing has revolutionized many industries in enterprise software and created significant shifts in market share away from incumbents with on-premise or single instance cloud offerings. The cloud has enabled organizations to cost-efficiently scale their compute and storage resources, accelerate innovation, eliminate ongoing maintenance and administrative costs, and consolidate previously disparate and siloed products. During this period, new data technologies also emerged leveraging the cloud to enable more data collection, improve data analysis, and share key insights to drive better business outcomes and make more informed decisions.

The purpose-built, cloud native leaders that began from scratch with multi-tenant architectures, single data models, and SaaS business models have defined entirely new categories such as CRM Cloud, HR Cloud, and Service Management Cloud. We believe we are doing the same for security.
An effective solution to address the modern cybersecurity threat landscape should combine multiple methods into an integrated, data-driven, and automated cloud-based platform in order to provide comprehensive breach protection across the entire threat lifecycle. Such a platform requires collecting, processing, analyzing, and correlating vast amounts of high fidelity endpoint events in the cloud. This platform needs to operate at web-scale, process events in real time, and benefit from the network effects of crowdsourced data to understand attacks that happen across millions of endpoints. We believe only a cloud native approach can address today’s threat landscape.
We believe we are defining a new category called the Security Cloud.
Our Solution
With our Falcon platform, we created the first multi-tenant, cloud native, open, intelligent security solution capable of protecting workloads across on-premise, virtualized, and cloud-based environments running on a variety of endpoints such as laptops, desktops, servers, virtual machines, and IoT devices. Our solution consists of our single intelligent lightweight agent and our powerful and dynamic cloud-based database Threat Graph. These two tightly integrated proprietary technologies continually collect, process, analyze and correlate vast amounts of high fidelity data across the entire threat lifecycle using a combination of AI and behavioral pattern-matching techniques to stop breaches. We implement this approach by crowdsourcing data across our entire customer base and taking advantage of economies of scale, which we believe enables our AI algorithms to be uniquely effective. Our cloud-based AI is also automatically shared with every customer in our community in real time. We combine multiple methods of detection, prevention, and response to known and unknown threats as well as malware and malware-free techniques across the threat lifecycle.
Our Falcon platform integrates 11 cloud modules via a SaaS subscription-based model that spans multiple large security markets, including endpoint security, security and IT operations (including vulnerability management), and threat intelligence to deliver comprehensive breach protection even against today’s most sophisticated attacks. Our single data model and open cloud architecture enable us and third-party partners to rapidly innovate, build, and deploy new cloud modules to provide our customers with additional functionality across a myriad of use cases.
We designed our platform to be rapidly deployable, easy to use, and extensible, with the ability to consolidate point security products that have historically led to data siloes and agent sprawl, into one comprehensive and integrated solution. Our platform allows our customers’ thinly-staffed security organizations to spend less time and fewer resources provisioning hardware, configuring supporting software systems, and performing ongoing maintenance work, freeing them to focus on their most important objectives. We aim to transform how organizations combat threats from slow, manual, and reactionary to fast, automated, and predictive.
Our cloud modules currently span the following categories:
•Endpoint Security:    Our next-generation antivirus, EDR, device control, and firewall management modules combine machine learning and advanced behavioral techniques to defend against malware and malware-free attacks, allow for continuous and comprehensive visibility and analysis of endpoint activity, and provide administrators with visibility and granular control across USB peripheral devices and host firewall policies.
•Security and IT Operations:    We offer modules addressing IT hygiene, scan-less vulnerability management, a turnkey response and remediation solution, as well as a threat hunting solution that is powered by a team of elite security experts leveraging Threat Graph.
•Threat Intelligence:    Our threat research, malware search engine, and malware analysis modules provide automated assistance to review detected threats, conduct malware research and detonate suspicious files securely.

We launched the CrowdStrike Store, which is the first open cloud-based application Platform as a Service, or PaaS, for cybersecurity. The CrowdStrike Store introduces a unified Security Cloud ecosystem of trusted partners and applications to our customers. The CrowdStrike Store allows customers to rapidly and easily discover, try, and purchase applications from both trusted partners and CrowdStrike without needing to deploy and manage additional agents and infrastructures or go through lengthy sales, integration, or implementation processes. The CrowdStrike Store allows partners to bring new security applications to the market and efficiently target our customer base. Leveraging our Falcon platform, partners can develop applications that address our customers’ needs without having to develop and support their own agents, invest in underlying infrastructure, or hire additional sales personnel. We believe the CrowdStrike Store will cultivate a rich, innovative, and trusted ecosystem between our partners and customers, increasing the overall value of our Falcon platform.
Key Benefits of Our Solution
•The Power of the Crowd.    Our crowdsourced data enables all of our customers to benefit from contributing to Threat Graph. As more high fidelity data is fed into our Falcon platform, there is more data to train our AI models with, increasing the overall efficacy of our Falcon platform. This benefits our customers and supports our efforts to gain more customers, creating a powerful network effect. Threat Graph can then learn and identify warning signs once and rapidly deliver protection to every customer in our community. Further, our AI algorithms are more effective because they are trained on such a broad and representative set of data that captures information about potential attacks throughout the entire threat lifecycle across our customer base.
•High Efficacy with Low False Positives.    Our Falcon platform collects, processes, correlates, and analyzes high fidelity data on both real-world attacks and benign behavioral patterns to continually train and enhance our algorithms resulting in industry-leading threat detection and low false positive rates.
•Consolidation of Siloed Products.    Integrating and maintaining numerous products, data and infrastructures across highly distributed enterprise environments leaves blind spots that hackers can exploit and is a costly and resource-intensive process. Our integrated platform unifies cloud modules addressing next-generation antivirus, EDR, device control, host firewall management, vulnerability management, IT hygiene, threat hunting, and automated threat intelligence. Our platform enables our customers to reduce or streamline their siloed and layered security products, simplifying operations while providing a comprehensive solution.
•Consolidation of Agents.    We provide robust and diverse functionality through a single intelligent lightweight agent. Legacy vendors’ agents were designed to be single purpose, thus they often deploy multiple agents to the endpoint as they layer additional point product capabilities on top of their initial offering. This legacy approach burdens endpoints by consuming additional storage space, memory, and processor capacity, degrading the end user experience. All of our cloud modules are powered by a single intelligent agent, allowing customers to consolidate and remove numerous agents from their infrastructure and restore endpoint performance. Because we collect data once from our agent and use it across multiple use cases, the Falcon platform can offer a wide range of functionality without burdening the endpoint.
•Rapid Time to Value.    On-premise security solutions take time to install, configure, deploy, and maintain. We streamline the deployment process by providing cloud-delivered security with protection policies that work from day one, eliminating lengthy implementation periods and professional services engagements. Moreover, once a customer deploys our lightweight agent on their endpoints, we can activate additional cloud modules in real time.
•Constant Protection Anywhere.    Our cloud-based model allows us to secure any type of workload across a variety of customer endpoints such as laptops, desktops, servers, virtual machines, and IoT devices. In addition, once our agent is deployed on an endpoint it continues to protect the endpoint and track activity even when offline.
•Elite Security Team as a Force Multiplier.    Our OverWatch threat hunting cloud module combines world class human intelligence from our elite security experts with the power of Threat Graph. OverWatch is a force multiplier that extends the capabilities and improves the productivity of our customers’ security teams. Because our world class team can see attacks across our entire customer base, their expertise is enhanced by their constant visibility into the threat landscape.
•Bridging the Security Skills Gap through Automation.    Our solution automates certain previously manual tasks, freeing up personnel to focus on their most important objectives. Our Falcon Complete module provides a turnkey solution that combines endpoint security with remediation and response capabilities.

•Lowering Total Cost of Ownership.    Our cloud-based platform eliminates our customers’ need for initial or ongoing purchases of hardware and does not require their personnel to configure, implement or integrate disparate point products. Additionally, our comprehensive platform reduces overall personnel costs associated with ongoing maintenance, as well as the need for software patches and upgrades for separate products.
In addition to developing the first multi-tenant, cloud native security platform protecting workloads running on any endpoint, we have been recognized by multiple third-party industry analysts:
•CrowdStrike has an overall rating of 4.9 out of 5, the highest rating of all among vendors named a November 2019 Gartner Customer’s Choice for the endpoint protection platforms market, based on 188 reviews, as of 31 October 2019.(1)
•CrowdStrike Positioned as a Leader in the 2019 Gartner Magic Quadrant for Endpoint Protection Platforms and Furthest for Completeness of Vision in Entire Magic Quadrant.(2)
•CrowdStrike Receives Highest Score for “Lean Forward” Organizations (Type A Use Cases) in Gartner’s 2019 Critical Capabilities for Endpoint Protection Platforms Report.(3)
•CrowdStrike Named a Leader in the 2019 Forrester Waves for Endpoint Security Suites.(4)
•Forrester Names CrowdStrike a Leader in the 2019 Wave for Cybersecurity Incident Response Services.(5)
Growth Strategy
Key elements of our growth strategy include:
•Grow Our Customer Base by Replacing Legacy and Other Endpoint Security Products.    Given the limitations of existing legacy and other endpoint security products, many organizations are replacing their existing legacy and other endpoint security products with our Falcon platform. We grew our subscription customer base by 2,915 customers from 2,516 at January 31, 2019, to 5,431 at January 31, 2020, representing a 116% increase. We will continue to invest in customer acquisition programs, including our channel partnerships and new programs, like our free trial program of Falcon Prevent that is easily downloaded from our website and AWS Marketplace.
•Further Penetrate Existing Customers.    Our growth will depend in part on our ability to continue to expand our relationships with our customers by deploying on additional endpoints in their environment and cross selling more cloud modules. When customers deploy our lightweight agent, they can easily add additional cloud modules. We also offer in-application trial usage of additional modules to cross-sell to existing customers. While some new customers initially deploy our Falcon platform broadly across the organization, others elect to deploy only in selected business units and later deploy on additional endpoints and subscribe to additional modules. Over time, we seek to deploy our solution enterprise wide for all customers. The power of our land-and-expand strategy is evidenced by our 124% dollar-based net retention rate as of January 31, 2020.
•Leverage our Falcon Platform to Enter New Markets.    Because we leverage a single data model and open cloud architecture, we are uniquely positioned to continue innovating and rapidly deploying new cloud modules on our platform. For example, since 2016, we have launched eight new cloud modules on our platform. One of these new cloud modules is Falcon Discover, which includes use cases outside of security, such as application license management, AWS spend analysis, and asset inventory. Because our lightweight agent collects diverse endpoint data once for repeated use, we can expand our addressable market by rapidly adding new cloud modules that leverage this data. We intend to continue to develop new cloud modules for broader endpoint use cases.

______________________________
(1)Gartner Peer Insights ‘Voice of the Customer’: Endpoint Protection Platforms (Peer Contributors, Published 10 December 2019).
(2)Gartner Magic Quadrant for Endpoint Protection Platforms (Peter Firstbrook, Dionisio Zumerle, et al., Published 20 August 2019).
(3)Gartner Critical Capabilities for Endpoint Protection Platforms (Peter Firstbrook, Dionisio Zumerle, et al., Published 17 October 2019).
(4)The Forrester Wave™: Endpoint Security Suites, Q3 2019 [forrester.com]
(5)The Forrester Wave™: Cybersecurity Incident Response Services, Q1 2019 [forrester.com]

•Broaden Reach into New Customer Segments.    While we initially targeted large sophisticated enterprises, we have expanded our go-to-market efforts to include customers of all sizes with a dedicated inside sales team focused on smaller organizations. We also released Falcon Complete in 2018, our turnkey solution that combines the most popular cloud modules of our Falcon platform with our remediation and response capabilities, to create a solution for customers with limited or no internal security expertise. As a result, we can sell our Falcon platform to the largest enterprises or smallest businesses with any level of security sophistication and budget. We continue to look for new ways to broaden our reach into new customer segments.
•Extend our Falcon Platform and Ecosystem.    We designed our architecture to be open, interoperable, and highly extensible. We launched the CrowdStrike Store, the first open cloud-based application PaaS for cybersecurity, which provides an ecosystem of trusted partners and applications for our customers. In the future we plan to continue investing in the CrowdStrike Store to empower our partners by making it easier to build applications and to enable our customers to more easily discover, try, and purchase additional cloud modules from both trusted partners and us.
•Broaden Reach into the U.S. Federal Government Vertical.    We are investing in the acquisition of customers in the U.S. federal government vertical. Our platform is authorized by several federal agencies via the Federal Risk and Authorization Management Program (“FedRAMP”). To further meet the compliance demands of the federal government, customers can elect to deploy the Falcon platform in the AWS GovCloud. We have also successfully been embedded into several strategic government-wide cybersecurity programs and contracts, such as the Department of Homeland Security’s Continuous Diagnostics and Mitigation Approved Products List, which serves to provide federal agencies with innovative security tools.
•Expand Our International Footprint.    We are expanding our international operations and intend to invest globally to broaden our international footprint. We grew our international revenue from $57.8 million for fiscal 2019, to $124.9 million for fiscal 2020, representing an increase of 116%. We intend to grow our international customer base by increasing our investments in our overseas operations, including adding headcount in Europe, the Middle East, Asia-Pacific, and Japan and establishing overseas data centers.
Falcon Platform
Our Falcon platform is composed of two tightly integrated proprietary technologies: our lightweight agent and Threat Graph. The Falcon platform offers a unified set of cloud-delivered technologies that power a wide range of products including next-generation antivirus, EDR, device control, host firewall management, managed threat hunting, IT hygiene, vulnerability management, and threat intelligence. We can rapidly and cost effectively develop and deliver additional cloud modules on our Falcon platform, and are expanding options for our new customers to test modules on a trial basis and in-application trials for existing customers. Our expanding set of open APIs allows customers and partners to build their own capabilities on top of the Falcon platform. With our Falcon platform, we can crowdsource data and deliver a variety of cloud modules to detect and stop breaches.
Our Cloud Modules
Our cloud modules integrate seamlessly with the Falcon platform to provide functionality in the endpoint security, security and IT operations (including vulnerability management), and threat intelligence markets. Today, our cloud modules include:
Endpoint Security
Falcon Prevent—Next-Generation Antivirus. Falcon Prevent provides next-generation antivirus capabilities to customers, delivering comprehensive protection to defend customers against both malware and fileless attacks. Falcon Prevent incorporates identification of known malware, machine learning for unknown malware, exploit blocking and advanced behavioral techniques to allow organizations to replace their existing legacy antivirus products.
Falcon Insight—Endpoint Detection and Response. Falcon Insight provides EDR capabilities to customers, allowing for continuous and comprehensive visibility to notify our customers what is happening on their endpoints in real time. Falcon Insight records and automatically analyzes activity on the endpoint to provide deep visibility, fast and powerful search capabilities, and comprehensive context and data needed to enable proactive threat hunting and forensic analysis.
Falcon Device Control. Falcon Device Control provides administrators with a high degree of visibility and granular control of USB peripheral devices.

Falcon Firewall Management. Falcon Firewall Management provides centralized management of the firewall capabilities native to the host operating system, allowing customers to create, enforce, and maintain host firewall policies.
Security and IT Operations
Falcon OverWatch—Threat Hunting. Falcon OverWatch is a threat hunting solution that consists of an elite team of dedicated security experts who work with the power of Threat Graph to proactively identify threats for our customers. The global Falcon OverWatch team seamlessly augments customers’ in-house security resources to identify and investigate suspicious and malicious activities.
Falcon Discover—IT Hygiene.    Falcon Discover identifies rogue systems and applications in our customers’ networks, and monitors the use of privileged user accounts anywhere in a customer’s environments. The module also enables use cases outside of security, such as application license management, AWS spend analysis, and asset inventory.
Falcon Complete—Turnkey Security Solution. Falcon Complete provides comprehensive monitoring, management, response, and remediation solution to our customers. It is backed by an underwritten limited warranty policy for breaches. Falcon Complete is designed to bring enterprise level security to companies that may lack enterprise level resources.
Falcon Spotlight—Vulnerability Management.    Falcon Spotlight identifies vulnerabilities in real time that exist across our customer endpoints. The module does not depend on scanning systems for vulnerabilities, a process that can often take days or weeks for an enterprise, and instead leverages data already collected by our agent to provide instant and accurate real-time visibility into an enterprise’s vulnerability exposure.
Threat Intelligence
Falcon X—Threat Intelligence.    Falcon X integrates threat intelligence into endpoint protection. It provides automated analysis of detected threats to provide insight into the capabilities, motivation and attribution of attacks. It also extends protection against detected threats and their variants into other security solutions deployed within the organization for defense-in-depth coverage by delivering actionable intelligence and custom IOCs. In addition to the standard Falcon X offering, we also offer premium options that include global threat research and reporting from our team of intelligence analysts.
Falcon Search Engine—Malware Search.    Falcon Search Engine enables customers to search in real time across approximately 800 terabytes of malware collected in our Falcon platform and indexed by our proprietary binary data indexing technology. Results are enriched with threat intelligence, enabling rapid analysis and giving security analysts and threat researchers the advantage they need to stay ahead of the adversary.
Falcon Sandbox—Malware Analysis.    Falcon Sandbox allows our customers to analyze unknown files for malicious behavior by detonating them safely in virtual machines. Sandbox provides visibility into malware behavior, automating in-depth file and memory analysis for faster threat protection and response.
Technology
We have designed an innovative architecture from the ground up to overcome the limitations of existing security products and deliver cloud-based solutions. The key design principles of our Falcon platform include:
Cloud Native Architecture.    We built the Falcon platform entirely in and for the cloud, enabling collection and analysis of a massive, crowdsourced dataset from all of our customers to stop breaches. Our platform is designed to be redundant, resilient, and high performing. Delivering security from the cloud enables agility, ease of use, and protection for workloads on a variety of endpoints wherever they are located. As customer adoption grows, the network effect of each additional endpoint added to the Falcon platform will amplify the breadth and depth of our dataset and intelligence.

Falcon Agent.    We designed an intelligent lightweight agent that is installed on each endpoint. These agents incorporate identification and prevention of known malware, machine learning for unknown malware, exploit blocking and advanced behavioral techniques, to protect workloads across all endpoints while capturing and recording high fidelity endpoint data. Our agents continue to protect workloads running on endpoints even when offline. The agent recommences transmitting data to our Falcon platform when the connection to the cloud has been re-established. Our lightweight agent occupies less than 35 megabytes of storage space on the endpoint and is built to support Windows, Mac and Linux operating systems. The agent is hardened against attacks and uses a combination of kernel and user-mode modules to collect high fidelity endpoint events as they take place on a system. It correlates these events with a local situational model on the endpoint, analyzes via agent-based machine learning models and is capable of taking a variety of preventative and responsive actions on the endpoint, either automatically or via human control. Events are streamed by the agent to the cloud in real time in order to be further analyzed in the Threat Graph, where additional correlation and AI algorithms can be applied. The agent is also capable of being remotely reconfigured in real time based on analytics in our cloud platform in order to collect and analyze different events or take other actions.
Threat Graph.    Threat Graph is a proprietary, powerful, and dynamic graph database. Threat Graph continually looks for malicious activity by combining AI with behavioral pattern-matching techniques to look beyond file features and track the behaviors of every software program executed on an endpoint in a customer’s network environment. By applying powerful graph analytics and AI algorithms to cybersecurity, we enrich the data collected with our proprietary and third-party threat intelligence, such as adversary capabilities, motivations, attributions, and threat indicators. Threat Graph processes, correlates, and analyzes over three trillion endpoint-related events across our global customer community per week in real time, making 134 million indicator of attack decisions per minute, and indexing petabytes of historical data for exploration and search. The graph data model allows the AI algorithms to identify relationships between events that are not directly related but which could indicate an attack that would otherwise remain undetected. We believe that our AI algorithms are advantaged by the rich dataset that we have to train them. Threat Graph provides customers with complete real time and historical visibility and insight into events occurring on their endpoints for hunting and searching.
Threat Graph also provides query and hunting capability over the full set of high fidelity events collected in the graph. This correlated data, natively represented in a graph structure, enables new products and cloud modules to be created rapidly since the platform provides the visibility, collection, correlation and actions over data as reusable building blocks. This collect-once, use repeatedly approach is the reason why we have been able to deliver new cloud modules covering IT hygiene and vulnerability management quickly and enables us to continue expanding the Falcon platform rapidly in the future.
High Fidelity Data and Smart Filtering.    Absent an intelligent agent, a typical endpoint generates approximately 100 gigabytes of unfiltered system event data per day. After this data is compressed, or data shaped, a typical enterprise organization with 100,000 endpoints would generate over one petabyte of endpoint events daily. The presence of a local graph model in our agent enables it to track the state of the machine in real time, perform rapid machine learning and behavioral analysis, and provide efficient event streaming to the cloud. We call this “smart filtering.” This allows us to keep overhead on the endpoint to a minimum, dramatically reduce the bandwidth required for agent-cloud communication, efficiently process large volumes of data, and separate the signal from the noise. The Falcon agent collects and analyzes unfiltered data with local machine learning and behavioral algorithms on the endpoint but only streams high fidelity endpoint events to the cloud to only send what is necessary for detection, prevention and investigation of attacks. This smart filtering architecture allows us to reduce network load for customers to approximately five megabytes per endpoint per day. The Falcon platform collects an array of high fidelity endpoint events, such as code execution, network, file system and user activity. This information can be used for a variety of use cases beyond security, such as IT operations and vulnerability management.
Management Interface.    The Falcon platform management interface gives customers an intuitive and informative view of their complete environment, with timely alerts and detailed search capabilities. We provide real-time endpoint visibility to allow customers to review details and respond to threats instantly and effectively, from anywhere, and maintain an index of these events for future use. We also provide access to Falcon X, streamlining and simplifying the forensics analysis process.
APIs and Integrations.    Our Falcon platform and architecture is built around a rich set of APIs that efficiently and effectively complement and expand a customer’s existing security infrastructure, such as security information event management, or SIEMs, and intrusion prevention systems and intrusion detection systems. The platform includes streaming, query and batch APIs allowing customers and partners to integrate a variety of solutions seamlessly. It also includes rich management and control APIs. The platform allows third parties to develop additional cloud modules and features, furthering the power of the Falcon platform. By connecting existing security systems to the Falcon platform, we allow our customers to further leverage their security investments. For example, our strategic partner, Zscaler, used our APIs to develop a joint solution that allows our common customers to leverage Threat Graph and automated policy enforcement to improve security across networks and endpoints.

Data Center Operations
We have data center co-location facilities throughout the United States and in Germany, and we also utilize AWS data centers located in the United States for our storage needs and to help deliver our solution. Our technology infrastructure, combined with select use of AWS resources, provides us with a distributed and scalable architecture on a global scale.
Professional Services
In addition to our Falcon platform and cloud modules, we also offer incident response services and proactive services to organizations that have experienced a breach or are assessing their security posture.
•Incident Response Services.    Our incident response services typically begin by deploying our lightweight agent to a customer’s endpoints to provide comprehensive visibility and determine if an attacker is currently in the environment, what assets have been compromised, and how much damage has been done. We also provide customized remediation planning by providing a strategy to eject attackers out of the network, lock down credentials from further use, and ensure adversaries stay out. In addition to providing valuable breach remediation to our customers, our incident response services also act as a strong lead generation engine for our Falcon platform and cloud modules. After experiencing the benefits of our platform firsthand, many of our incident response customers become subscription customers. Among organizations who first became a customer after February 1, 2017, for each $1.00 spent by those customers on their initial engagement for our incident response or proactive services, as of January 31, 2020, we derived an average of $3.73 in ARR from those subscription contracts.
•Proactive Services.    Our proactive security services include cybersecurity maturity assessment, penetration testing, and other customized offerings that leverage our Falcon platform and cloud modules. These services are designed to evaluate our customers’ security profile so they can identify areas of vulnerability, secure their network and improve their response if their defenses are breached.
Customers
Some of the world’s largest enterprises, government organizations, and high profile brands trust us to protect their business. As of January 31, 2020, we had 5,431 subscription customers worldwide, including 49 of the Fortune 100, 40 of the top 100 global companies, and 11 of the top 20 major banks. Historically, we and our channel partners have primarily sold to large organizations, but have increasingly focused on selling to small and medium-sized businesses, particularly through our trial-to-pay model. We engage our customers through our global customer and technical advisory boards in which we solicit feedback from our customers on a regular basis allowing us to understand their evolving needs. We have used this feedback to develop new cloud modules, such as Falcon Insight, and we intend to continue to develop new cloud modules based on our customer’s feedback. Our business is not dependent on any particular end customer.
Sales and Marketing
Our sales and marketing organizations work together closely to drive market awareness, build a strong sales pipeline and cultivate customer relationships to drive revenue growth.
Sales
We primarily sell subscriptions to our Falcon platform and cloud modules through our direct sales team, which is comprised of field sales and inside sales professionals who are segmented by a customer’s number of endpoints. Our sales team also leverages our network of channel partners. We also use our sales team to identify current customers who may be interested in free trials of additional cloud modules, which serves as a powerful driver of our land and expand model. By segmenting our sales teams, we can deploy a low-touch sales model that efficiently identifies prospective customers.

Marketing
Our marketing organization is focused on building our brand reputation, increasing the awareness and reputation of our platform, and driving customer demand. As part of these efforts, we deliver targeted content to demonstrate thought leadership in the security industry, including speaking engagements with the security industry’s foremost organizations to provide expert advice, issuing regular reports on the state of the industry, educating the public about the cybersecurity threats, and identifying and naming adversary groups. We also engage in paid media, web marketing, industry and trade conferences, including our annual Fal.Con conference, analyst engagements, producing whitepapers, demand generation via digital and web, and targeted displacement campaigns. We employ a wide range of digital programs, including search engine marketing, online and social media initiatives, and content syndication to increase traffic to our website and encourage new customers to sign up for a 15-day free trial of the Falcon platform. Additionally, we engage in joint marketing activities with our channel and technology alliance partners. In December 2017, we began to employ a trial-to-pay model in which we offer 15-day free trial access to Falcon Prevent to prospective customers directly from our website. In May 2018, we announced that Falcon Prevent was available for trial and purchase from the AWS Marketplace.
Partnership Ecosystem
We work with a number of technology alliance partners to design go-to-market strategies that combine our platform with products or services provided by our technology alliance partners. These partner integrations deliver more secure solutions and an improved end user experience to their customers. Our technology alliance partnerships focus on security analytics, network and infrastructure security, threat platforms and orchestration, and automation. We launched the CrowdStrike Store, the first open cloud-based application PaaS for cybersecurity and the industry’s first unified security cloud ecosystem of trusted third-party applications. In addition, we recently announced the launch of Falcon for Amazon Web Services (AWS). Available in the AWS Marketplace, Falcon for AWS allows customers to easily purchase and take advantage of the metered billing (pay-as-you-go) pricing option to scale their consumption as their business needs change.
Research and Development
Our research and development organization is responsible for the design, architecture, operation and quality of our cloud native Falcon platform. In addition to improving on our features, functionality and scalability, this organization works closely with our cloud operations team to ensure that our platform is available, reliable, and stable.
Our success is a result of our continuous drive for innovation. Our internal team of security experts, researchers, intelligence analysts, and threat hunters continuously analyzes the evolving global threat landscape to develop products that defend against today’s most sophisticated and stealthy attacks and reports on emerging security issues. We invest substantial resources in research and development to enhance our Falcon platform, and develop new cloud modules, features and functionality. We believe timely development of new, and enhancement of our, products, services, and features is essential to maintaining our competitive position. We work closely with our customers and channel partners to gain valuable insight into their security management practices to assist us in designing new cloud modules and features that extend the capability of our platform. Our technical staff monitors and tests our software on a regular basis, and we also make our Falcon platform available for third-party validation. We also maintain a regular release process to update and enhance our existing solutions. In addition, we engage security consulting firms to perform periodic vulnerability analysis of our solutions.
Our research and development leadership team is located in Seattle, Washington and Sunnyvale, California, and we also maintain research and development center in Irvine, California. We plan to continue to dedicate significant resources to research and development.

Competition
The market for our services is intensely competitive and characterized by rapid changes in technology, customer requirements, and industry standards and by frequent new product and service offerings and improvements. We compete with an array of established and emerging security solution vendors. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnerships, or acquisitions by our competitors or continuing market consolidation. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense. Our competitors include the following by general category:
•legacy antivirus product providers, such as McAfee, LLC., Broadcom Inc.’s Symantec Enterprise division, and Microsoft Corporation, who offer a broad range of approaches and solutions with traditional antivirus and signature-based protection;
•alternative endpoint security providers, such as BlackBerry Cylance and VMware Carbon Black, who offer point products based on malware-only or application whitelisting techniques; and
•network security vendors, such as Palo Alto Networks, Inc. and FireEye, Inc., who are supplementing their core perimeter-based offerings with endpoint security solutions.
We compete on the basis of a number of factors, including but not limited to our:
•ability to identify security threats and prevent security breaches;
•ability to integrate with other participants in the security ecosystem;
•time to value, price, and total cost of ownership;
•brand awareness, reputation, and trust in the provider’s services;
•strength of sales, marketing, and channel partner relationships; and
•customer support, incident response, and proactive services.
Although certain of our competitors enjoy greater resources, recognition, deeper customer relationships, larger existing customer bases, or more mature intellectual property portfolios, we believe that we compete favorably with respect to these factors and that we are well positioned as a leading provider of endpoint security solutions.
Intellectual Property
We believe that our intellectual property rights are valuable and important to our business. We rely on trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions are larger contributors to our success in the marketplace.

As of January 31, 2020, we had 26 issued patents in the United States, 15 issued patents in a number of international jurisdictions, 41 patent applications (including three provisional applications and five continuation/divisional applications) pending in the United States and 46 patent applications pending internationally. Our issued patents expire between 2032 and 2037, and seven of our pending patent applications have been allowed. These patents and patent applications seek to protect our proprietary inventions relevant to our business. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights. We believe that competitors will try to develop products that are similar to ours and that may infringe our intellectual property rights. Our competitors or other third-parties may also claim that our security platform and other solutions infringe their intellectual property rights. In particular, some companies in our industry have extensive patent portfolios. From time to time, third parties have in the past and may in the future assert claims of infringement, misappropriation and other violations of intellectual property rights against us or our customers, with whom our agreements may obligate us to indemnify against these claims. Successful claims of infringement by a third party could prevent us from offering certain products or features, require us to develop alternate, non-infringing technology, which could require significant time and during which we could be unable to continue to offer our affected products or solutions, require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay substantial damages, royalties, or other fees. For additional information, see the section titled “Risk Factors—Risks Related to Our Business—The success of our business depends in part on our ability to protect and enforce our intellectual property rights.”
Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice the entire amount at contract signing prior to commencement of subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our consolidated financial statements, and are considered by us to be backlog. As of January 31, 2020 and January 31, 2019, we had backlog of approximately $192.8 million and $55.6 million, respectively. Of the backlog of $192.8 million as of January 31, 2020, approximately $56.6 million is not reasonably expected to be billed in fiscal 2021. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
Seasonality
Given the annual budget approval process of many of our customers, we see seasonal patterns in our business. We expect these seasonal variations to become more pronounced in future periods, with net new ARR generation being greater in the second half of the year, particularly in the fourth quarter, as compared to the first half of the year. In addition, we also experience seasonality in our operating margin, with a lower margin in the first half of our fiscal year due to a step up in costs for payroll taxes, new hires, and annual sales and marketing events. This also impacts the timing of operating cash flow and free cash flow.
Employees
As of January 31, 2020, we had 2,309 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We may be required to comply with the terms of these collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Corporate Information
CrowdStrike, Inc. was incorporated in the state of Delaware in August 2011. We then incorporated CrowdStrike Holdings, Inc. in the state of Delaware in November 2011, which acquired all shares of CrowdStrike, Inc. held by Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., or Warburg Pincus, such that CrowdStrike, Inc. became our wholly-owned subsidiary. Our principal executive offices are located at 150 Mathilda Place, Suite 300, Sunnyvale, California 94086, and our telephone number is (888) 512-8906. Our website address is www.crowdstrike.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.
Item 1A. Risk Factors
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our Class A common stock could decline, and you could lose all or part of your investment.
Risks Related to Our Business and Industry
We have experienced rapid growth in recent periods, and if we do not manage our future growth, our business and results of operations will be adversely affected.
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from 324 employees as of January 31, 2016 to 2,309 employees as of January 31, 2020. Although we have experienced rapid growth historically, we may not sustain our current growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in evolving industries, including market acceptance of our Falcon platform, adding new customers, intense competition, and our ability to manage our costs and operating expenses. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced net losses of $135.5 million, $140.1 million, and $141.8 million for fiscal 2018, fiscal 2019, and fiscal 2020, respectively. As of January 31, 2020, we had an accumulated deficit of $637.5 million. While we have experienced significant growth in revenue in recent periods, we cannot assure you when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our total revenue or improvements in our results of operations. In addition to the anticipated costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
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
To expand our customer base, we need to convince potential customers to allocate a portion of their discretionary budgets to purchase our Falcon platform. Our sales efforts often involve educating our prospective customers about the uses and benefits of our Falcon platform. Enterprises and governments that use legacy security products, such as signature-based or malware-based products, firewalls, intrusion prevention systems, and antivirus, for their IT security may be hesitant to purchase our Falcon platform if they believe that these products are more cost effective, provide substantially the same functionality as our Falcon platform or provide a level of IT security that is sufficient to meet their needs. We may have difficulty convincing prospective customers of the value of adopting our solution. Even if we are successful in convincing prospective customers that a cloud native platform like ours is critical to protect against cyberattacks, they may not decide to purchase our Falcon platform for a variety of reasons some of which are out of our control. For example, any deterioration in general economic conditions, including a downturn due to the outbreak of diseases such as the novel coronavirus, or COVID-19, may cause our customers to cut their overall security and IT operations spending, and such cuts may fall disproportionately on cloud-based security solutions like ours. Economic weakness, customer financial difficulties, and constrained spending on security and IT operations may result in decreased revenue, reduced sales, lengthened sales cycles, increased churn, lower demand for our products, and adversely affect our results of operations and financial conditions. Additionally, if the incidence of cyberattacks were to decline or be perceived to decline, or if organizations adopt endpoints that use operating systems we do not adequately support, our ability to attract new customers and expand sales of our solutions to existing customers could be adversely affected. If organizations do not continue to adopt our Falcon platform, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations, and financial condition would be harmed.
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

Moreover, as our cloud native security platform is adopted by an increasing number of enterprises and governments, it is possible that the individuals and organizations behind advanced cyberattacks will begin to focus on finding ways to defeat our security platform. If this happens, our systems and subscription customers could be specifically targeted by attackers and could result in vulnerabilities in our platform or undermine the market acceptance of our Falcon platform and could adversely affect our reputation as a provider of security solutions. Because we host customer data on our cloud platform, which in some cases may contain personally-identifiable information or potentially confidential information, a security compromise, or an accidental or intentional misconfiguration or malfunction of our platform could result in personally-identifiable information and other customer data being accessible such as to attackers or to other customers. Further, if a high profile security breach occurs with respect to another next-generation or cloud-based security system, our customers and potential customers may lose trust in cloud solutions generally, and cloud-based security solutions such as ours in particular.
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
As a provider of security solutions, we have in the past been, and may in the future be, specifically targeted by bad actors for attacks intended to circumvent our security capabilities or to exploit our Falcon platform as an entry point into customers’ endpoints, networks, or systems. In particular, because we have been involved in the identification of organized cybercriminals and nation-state actors, we have been the subject of intense efforts by sophisticated cyber adversaries who seek to compromise our systems. We are also susceptible to inadvertent compromises of our systems and data, including those arising from process, coding, or human errors. A successful attack or other incident that compromises our or our customers’ data or results in an interruption of service could have a significant negative effect on our operations, reputation, financial resources, and the value of our intellectual property. We cannot assure you that any of our efforts to manage this risk, including adoption of a comprehensive incident response plan and process for detecting, mitigating, and investigating security incidents that we regularly test through table-top exercises, testing of our security protocols through additional techniques, such as penetration testing, debriefing after security incidents, to improve our security and responses, and regular briefing of our directors and officers on our cybersecurity risks, preparedness, and management, will be effective in protecting us from such attacks.
It is virtually impossible for us to entirely eliminate the risk of such compromises, interruptions in service, or other security incidents affecting our internal systems or data, or that of our third-party service providers and vendors. Organizations are subject to a wide variety of attacks on their supply chain, networks, systems, and endpoints, and techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently. Furthermore, employee error or malicious activity could compromise our systems. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an intrusion into our networks, which could result in unauthorized access to customer data, intellectual property including access to our source code, and information about vulnerabilities in our product, which in turn, could reduce the effectiveness of our solutions, or lead to cyberattacks or other intrusions of our customers’ networks, litigation, governmental audits and investigations and significant legal fees, and or all of which could damage our relationships with our existing customers and could have a negative effect on our ability to attract and retain new customers. We have expended, and anticipate continuing to expend, significant amounts and resources in an effort to prevent security breaches and other security incidents impacting our systems and data. Since our business is focused on providing reliable security services to our customers, we believe that an actual or perceived security incident affecting, our internal systems or data or data of our customers would be especially detrimental to our reputation, customer confidence in our solution, and our business.

In addition, while we maintain insurance policies that may cover certain liabilities in connection with a cybersecurity incident, we cannot be certain that our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.
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
In addition, we experience seasonal fluctuations in our financial results as we typically receive a higher percentage of our annual orders from new customers, as well as renewal orders from existing customers, in the second half of the fiscal year as compared to the first half of the year due to the annual budget approval process of many of our customers. In addition, we also experience seasonality in our operating margin, with a lower margin in the first half of our fiscal year. Any of the above factors, individually or in the aggregate, may result in significant fluctuations in our financial and other results of operations from period to period. As a result of this variability, our historical results of operations should not be relied upon as an indication of future performance. Moreover, this variability and unpredictability could result in our failure to meet our operating plan or the expectations of investors or analysts for any period. If we fail to meet such expectations for these or other reasons, our stock price could fall substantially, and we could face costly lawsuits, including securities class action suits.
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

In addition, independent industry or financial analysts and research firms often test our solutions and provide reviews of our Falcon platform, as well as the products of our competitors, and perception of our Falcon platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products, our brand may be adversely affected. Our solutions may fail to detect or prevent threats in any particular test for a number of reasons that may or may not be related to the efficacy of our solutions in real world environments. To the extent potential customers, industry analysts or testing firms believe that the occurrence of a failure to detect or prevent any particular threat is a flaw or indicates that our solutions or services do not provide significant value, we may lose customers, and our reputation, financial condition and business would be harmed. Additionally, the performance of our channel partners and technology alliance partners may affect our brand and reputation if customers do not have a positive experience with these partners. In addition, we have in the past worked, and continue to work, with high profile customers as well as assist in analyzing and remediating high profile cyberattacks. Our work with such customers has exposed us to publicity and media coverage. Negative publicity about us, including about our management, the efficacy and reliability of our Falcon platform, our products offerings, our professional services, and the customers we work with, even if inaccurate, could adversely affect our reputation and brand.
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

We may not be effective in policing unauthorized use of our intellectual property, and even if we do detect violations, litigation or technical changes to our products may be necessary to enforce our intellectual property rights. Protecting against the unauthorized use of our intellectual property rights, technology and other proprietary rights is expensive and difficult, particularly outside of the United States. Any enforcement efforts we undertake, including litigation, could be time-consuming and expensive and could divert management’s attention, which could harm our business and results of operations. Further, attempts to enforce our rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. The inability to adequately protect and enforce our intellectual property and other proprietary rights could seriously harm our business, results of operations and financial condition. Even if we are able to secure our intellectual property rights, we cannot assure you that such rights will provide us with competitive advantages or distinguish our services from those of our competitors or that our competitors will not independently develop similar technology, duplicate any of our technology, or design around our patents.
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
We currently incorporate, and will in the future incorporate, technology that we license from third parties, including software, into our solutions. We cannot be certain that our licensors do not or will not infringe on the intellectual property rights of third parties or that our licensors have or will have sufficient rights to the licensed intellectual property in all jurisdictions in which we may sell our Falcon platform. Some of our agreements with our licensors may be terminated by them for convenience, or otherwise provide for a limited term. If we are unable to continue to license technology because of intellectual property infringement claims brought by third parties against our licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop and sell solutions and services containing or dependent on that technology would be limited, and our business could be harmed. Additionally, if we are unable to license technology from third parties, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner or at all, and may require us to use alternative technology of lower quality or performance standards. This could limit or delay our ability to offer new or competitive solutions and increase our costs. As a result, our margins, market share, and results of operations could be significantly harmed.
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
The implementation of the GDPR has led other jurisdictions to either amend, or propose legislation to amend their existing data privacy and cybersecurity laws to resemble all or a portion of the requirements of the GDPR (e.g., for purposes of having an adequate level of data protection to facilitate data transfers from the EU) or enact new laws to do the same. Accordingly, the challenges we face in the EU will likely also apply to other jurisdictions outside the EU that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity. For example, on June 28, 2018, California adopted the California Consumer Privacy Act of 2018, or CCPA, which went into effect on January 1, 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it contains a number of provisions similar to certain provisions of the GDPR. Although the law has gone into effect, final Attorney General guidance remains forthcoming, and we are unable to predict how CCPA enforcement may be applied to our customers or us.
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
Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose customers or negatively impact our ability to contract with customers, including those in the public sector.
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
•termination of contracts;
•loss of intellectual property rights;
•loss of our license to do business in the jurisdictions in which we operate; and
•temporary or permanent debarment from sales to government organizations.
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

These laws and regulations impose added costs on our business, and failure by us, our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties to comply with these or other applicable regulations and requirements could lead to claims for damages, penalties, termination of contracts, loss of exclusive rights in our intellectual property and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with customers, including those in the public sector, and could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, penalties, and other sanctions, any of which could harm our business, reputation, and results of operations.
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
Once our Falcon platform is deployed within our customers’ networks, our customers depend on our customer support services to resolve any issues relating to the implementation and maintenance of our Falcon platform. If we do not provide effective ongoing support, customer renewals and our ability to sell additional modules as part of our Falcon platform to existing customers could be adversely affected and our reputation with potential customers could be damaged. Many larger organizations have more complex networks and require higher levels of support than smaller customers and we offer premium services for these customers. Failure to maintain high-quality customer support could have a material adverse effect on our business, results of operations, and financial condition.

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
During the course of performing certain solution-related services and our professional services, our teams may have significant access to our customers’ networks. We cannot be sure that an employee may not take advantage of such access which may make our customers vulnerable to malicious activity by such employee. Any such misuse of our Falcon platform could result in negative press coverage and negatively affect our reputation, which could result in harm to our business, reputation, and results of operations.

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
Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations, may result in a restatement of our financial statements for prior periods, cause us to fail to meet our reporting obligations, and could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in the periodic reports we are required to file with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our Class A common stock. As a result of becoming a public company, our management is required, pursuant to Section 404 of the Sarbanes-Oxley Act, to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting commencing with our second Annual Report on Form 10-K. In order to improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition, and results of operations.
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
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services or technologies. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner in the future is not guaranteed. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we complete could be viewed negatively by our end-customers or investors. In addition, if we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition and the market price of our Class A common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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
•additional legal, regulatory or compliance requirements;
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
We derived approximately 17%, 23%, and 26% of our total revenue from our international customers for fiscal 2018, fiscal 2019, and fiscal 2020, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
Additionally, all of our sales contracts are currently denominated in U.S. dollars. However, a strengthening of the U.S. dollar could increase the cost of our solutions to our international customers, which could adversely affect our business and results of operations. In addition, an increasing portion of our operating expenses is incurred outside the United States, is denominated in foreign currencies, such as the British Pound, Indian Rupee, Euro, Australian Dollar, and Canadian Dollar, and is subject to fluctuations due to changes in foreign currency exchange rates. If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected.
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
CrowdStrike is a highly-visible public company whose management, products, business, results of operations, statements and actions are scrutinized by critics whose influence could negatively impact the perception of our brand and the market value of our common stock.
CrowdStrike is a highly-visible public company whose management, products, business, results of operations, statements and actions are publicized. Such attention sometimes includes criticism of us by a range of third-parties. Our continued success depends on our ability to focus on executing on our mission and business plan while maintaining the trust of our current and potential customers, employees, stockholders and business partners. Any criticism, whether or not accurate, could influence the perception of our brand or our management by our customers, suppliers or investors, which could adversely impact our business prospects, operating results and the market value of our common stock.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of January 31, 2020, we had aggregate U.S. federal and California net operating loss carryforwards of $657.3 million and $94.8 million, respectively, which may be available to offset future taxable income for income tax purposes. If not utilized, the federal and California net operating loss carryforwards will begin to expire in 2031. As of January 31, 2020, we had net operating loss carryforwards for other states of $352.8 million that will begin to expire in 2023. As of January 31, 2020, we had federal and California research and development credit carryforwards of $17.2 million and $4.3 million, respectively. The federal research and development credit carryforwards will begin to expire in 2031, and the California carryforwards are carried forward indefinitely. Realization of these net operating loss and research and development credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results of operations.

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition; allowance for doubtful accounts; valuation of common stock and redeemable convertible preferred stock warrants; carrying value and useful lives of long-lived assets; loss contingencies; and the provision for income taxes and related deferred taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
Our business is subject to the risks of earthquakes, fire, floods, outbreak of diseases and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.
Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, a fire, a flood, or significant power outage and other catastrophic events, including the occurrence of a contagious disease or illness, such as COVID-19, could have a material adverse impact on our business, results of operations, and financial condition. The outbreak of a contagious disease like COVID-19 has, among other things, prompted responses such as government-imposed travel restrictions, the grounding of flights, and the shutdown of workplaces. It is not possible for us to predict the duration or magnitude of the adverse results of the outbreak and its effects on our business or results of operations at this time. Natural disasters and other catastrophic events such as COVID-19, could affect our personnel, recovery of our assets, data centers, supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In addition, climate change could result in an increase in the frequency or severity of natural disasters. In the event that our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, computer malware, viruses and computer hacking, fraudulent use attempts, and phishing attacks have become more prevalent in our industry, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses we may incur. Acts of terrorism and other geo-political unrest could also cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers that impacts sales at the end of a fiscal quarter could have a significant adverse impact on our financial results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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
•effects of public health crises, pandemics and epidemics, such as COVID-19;
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
Sales of a substantial number of shares of our Class A common stock in the public market, including shares of Class A stock that have been converted from shares of Class B common stock, and particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock. As of February 29, 2020, we had 114,945,286 shares of Class A common stock outstanding and 98,267,729 shares of Class B common stock outstanding.
All of the shares of Class A common stock sold in our initial public offering are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended, or the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.
In addition, certain holders of our Class B common stock are entitled to rights with respect to registration of these shares under the Securities Act pursuant to our amended and restated registration rights agreement, or RRA. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock.
As of January 31, 2020, an aggregate of approximately 5.5 million shares of our Class B common stock that are beneficially owned by George Kurtz, our President and Chief Executive Officer and a member of our board of directors, and Burt Podbere, our Chief Financial Officer, are pledged to secure obligations of Mr. Kurtz and Mr. Podbere under certain loan agreements. In the case of nonpayment at maturity or another event of default (including but not limited to the borrower’s inability to satisfy a margin call, which may be instituted by the lender following certain declines in our stock price), the lender or any transferee (in the event that the lender had assigned or otherwise transferred its rights under the pledge to a non-affiliate) may exercise its rights under the applicable loan agreement to foreclose on and sell shares pledged to cover the amount due under the loan. Any transfers or sales of such pledged shares may cause the price of our Class A common stock to decline.
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
The trading market for our Class A common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. As a new public company, the analysts who publish information about our Class A common stock have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our stock price, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our Class A common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.

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
As of January 31, 2020, our executive officers, directors, three of our current stockholders and their respective affiliates held, in aggregate, 82% of the voting power of our outstanding capital stock. Furthermore, three of our current stockholders and their affiliates held, in aggregate, 63% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders, including those who purchased shares in our initial public offering, oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale or other liquidity event and might ultimately affect the market price of our common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our corporate headquarters occupies approximately 68,791 square feet in Sunnyvale, California under a lease that expires in 2025. We also lease offices in California, Maryland, Missouri, Minnesota, Texas, Virginia, and Washington, as well as locations internationally, including in Australia, Germany, India, Romania, and the United Kingdom.
We believe that our existing facilities are sufficient for our current needs. In the future, we may need to add new facilities and expand our existing facilities as we add employees, grow our infrastructure and evolve our business, and we believe that suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.

Item 3. Legal Proceedings

We are currently involved in proceedings before the Trademark Trial and Appeal Board (“TTAB”), at the U.S. Patent and Trademark Office, (the “USPTO”), regarding our U.S. trademark registrations for “CrowdStrike Falcon” and our U.S. application to register our “Falcon OverWatch” trademark. On November 23, 2016, Fair Isaac Corporation, or FICO, filed a Petition for Cancellation of our “CrowdStrike Falcon” trademark registrations and a Notice of Opposition against our “Falcon OverWatch” trademark application before the USPTO, TTAB. On January 3, 2017, we filed answers to both the cancellation and opposition proceedings, and the proceedings thereafter were consolidated. On November 21, 2018, we filed a Petition for Partial Cancellation or Amendment of one of FICO’s “Falcon” trademark registrations, and on December 10, 2018, the parties filed a joint request to consolidate the proceedings and adjust the schedule. On January 16, 2019, FICO moved to dismiss our petition. On July 2, 2019, the TTAB consolidated the proceedings and granted FICO’s motion to dismiss with leave to amend. On July 22, 2019, we filed an Amended Petition for Cancellation or Amendment and on August 12, 2019, FICO moved to dismiss our Amended Petition for Cancellation. On January 31, 2020, the TTAB denied the motion to dismiss as to two grounds for partial cancellation and as to the request for amendment, and granted the motion as to a third ground for partial cancellation of one of FICO’s “Falcon” registrations and the claim for abandonment of both of FICO’s “Falcon” trademark registrations, with the right to reassert both claims for relief. The TTAB also set a new schedule for the consolidated proceedings, with trial periods set to begin on December 6, 2020. On March 18, 2020, we filed a motion for leave to file a Second Amended Petition to include a claim for abandonment for two of FICO’s “Falcon” trademark registrations. We are vigorously defending the case, but given the early stage, although a loss may reasonably be possible, we are unable to predict the likelihood of success of FICO’s claims or estimate a loss or a range of loss. As a result, no liability has been recorded as of January 31, 2020 or January 31, 2019.
In addition, from time to time, we are a party to various litigation matters and subject to claims that arise in the ordinary course of business. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. For any claims for which we believe a liability is both probable and reasonably estimable, we record a liability in the period for which it makes this determination. There is no pending or threatened legal proceeding to which we are a party that, in our opinion, is likely to have a material adverse effect on our consolidated financial statements; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources, and other factors. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations.
Item 4. Mine Safety Disclosures
Not applicable.
Part II
Item 5. Markets Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock is listed and traded on the Nasdaq Global Select Market under the symbol “CRWD” since June 12, 2019. Prior to that date, there was no public market for our common stock.
Holders of Record
As of January 31, 2020, we had 271 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not expect to pay any dividends on our capital stock in the foreseeable future. Additionally, our ability to pay dividends is limited by restrictions on our ability to pay dividends or make distributions under the terms of our credit facility. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2020.
Recent Sales of Unregistered Equity Securities and Use of Proceeds
(a) Sale of Unregistered Equity Securities
None.
(b) Use of Proceeds from Public Offering of Common Stock
On June 11, 2019, the SEC declared our registration statement on Form S-1 (File No. 333-231461) for our IPO effective. There have been no material changes in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 13, 2019.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of CrowdStrike Holdings, Inc. under the Securities Act or the Exchange Act.
We have presented below the cumulative total return to our stockholders between June 12, 2019 (the date our common stock commenced trading on the Nasdaq) through January 31, 2020 in comparison to the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index and Standard & Poor Information Technology Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Company/ Index	June 12, 2019	June 30, 2019	July 31, 2019	August 31, 2019	September 30, 2019	October 31, 2019	November 30, 2019	December 31, 2019	January 31, 2020
CrowdStrike Holdings, Inc.	$100.00	$117.74	$153.57	$140.14	$100.53	$86.05	$100.00	$85.98	$105.33
S&P 500	$100.00	$107.05	$108.59	$106.87	$108.87	$111.22	$115.26	$118.74	$118.69
S&P Information Technology	$100.00	$109.13	$112.77	$111.10	$112.78	$117.16	$123.47	$129.02	$134.13

Item 6. Selected Financial Data
The selected consolidated statements of operations data presented below for fiscal 2020, fiscal 2019 and fiscal 2018 and the consolidated balance sheet data as of January 31, 2020 and 2019 are derived from our audited consolidated financial statements that are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operations data for fiscal 2017 and the consolidated balance sheet data as of January 31, 2018, and 2017 have been derived from our audited consolidated financial statements not included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. Effective February 1, 2019, the Company adopted
Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”) as discussed in Note 2, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements. Prior periods were not retrospectively adjusted, and accordingly, the consolidated statement of operations data for the years ended January 31, 2019, 2018 and 2017 and the consolidated balance sheet data as of January 31, 2019, 2018 and 2017 were prepared using the prior revenue recognition standard referred to as ASC 605. The selected consolidated financial data and other data set forth below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended January 31,
	2020	2019	2018	2017
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue
Subscription	$436,323	$219,401	$92,568	$37,895
Professional services	45,090	30,423	26,184	14,850
Total revenue	481,413	249,824	118,752	52,745
Cost of revenue
Subscription (1)(2)	112,474	69,208	39,857	24,378
Professional services (1)	29,153	18,030	14,629	9,628
Total cost of revenue	141,627	87,238	54,486	34,006
Gross profit	339,786	162,586	64,266	18,739
Operating expenses
Sales and marketing(1)(2)	266,595	172,682	104,277	53,748
Research and development(1)(2)	130,188	84,551	58,887	39,145
General and administrative(1)	89,068	42,217	32,542	16,402
Total operating expenses	485,851	299,450	195,706	109,295
Loss from operations	(146,065)	(136,864)	(131,440)	(90,556)
Interest expense	(442)	(428)	(1,648)	(615)
Other income (expense), net	6,725	(1,418)	(1,473)	(82)
Loss before provision for income taxes	(139,782)	(138,710)	(134,561)	(91,253)
Provision for income taxes	(1,997)	(1,367)	(929)	(87)
Net loss	$(141,779)	$(140,077)	$(135,490)	$(91,340)
Accretion of redeemable convertible preferred stock	—	—	(5,853)	(17,012)
Net loss attributable to Class A and Class B common stockholders, basic and diluted	$(141,779)	$(140,077)	$(141,343)	(108,352)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted(3)	$(0.96)	$(3.12)	$(3.38)	$(2.73)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted(3)	148,062	44,863	41,876	39,706
______________________________
(1)Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2020	2019	2018	2017
	(in thousands)
Subscription cost of revenue	$5,226	$689	$89	$50
Professional services cost of revenue	2,486	205	252	41
Sales and marketing	23,919	5,175	1,386	638
Research and development	15,403	7,815	3,429	561
General and administrative	32,906	6,621	7,187	704
Total stock-based compensation expense	$79,940	$20,505	$12,343	$1,994

(2)Includes amortization of acquired intangible assets as follows:

	Year Ended January 31,
	2020	2019	2018	2017
	(in thousands)
Subscription cost of revenue	$323	$327	$287	$97
Sales and marketing	123	143	20	—
Research and development	41	113	321	—
Total amortization of purchased intangibles	$487	$583	$628	$97
(3)See Note 2 and Note 14 to our consolidated financial statements elsewhere in this Annual Report on Form 10-K for an explanation of the method used to calculate our basic and diluted net loss per share attributable to our common stockholders and the weighted-average number of shares used in the computation of the per share amounts.

	As of January 31,
	2020	2019	2018	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$912,064	$191,655	$65,772	$33,450
Working capital (deficit)(1)	$678,540	$49,968	$(12,279)	$(19,013)
Total assets	$1,404,906	$433,219	$217,703	$91,371
Deferred revenue, current and noncurrent	$571,168	$290,067	$158,950	$76,551
Redeemable convertible preferred stock	$—	$557,912	$351,016	$214,728
Accumulated deficit	$(637,487)	$(519,126)	$(378,948)	$(243,458)
Total stockholders’ equity (deficit)	$742,607	$(487,793)	$(369,474)	$(243,453)
______________________________
(1)Working capital (deficit) is defined as current assets less current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this prospectus, particularly in the sections titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors.” Our fiscal year end is January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31. Our fiscal years ended January 31, 2020, January 31, 2019, and January 31, 2018, are referred to herein as fiscal 2020, fiscal 2019, and fiscal 2018, respectively.
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
We believe we are defining a new category called the Security Cloud, with the power to transform the security industry much the same way the cloud has transformed the CRM, HR, and service management industries. With our Falcon platform, we created the first multi-tenant, cloud native, intelligent security solution capable of protecting workloads across on-premise, virtualized, and cloud-based environments running on a variety of endpoints such as desktops, laptops, servers, virtual machines, and IoT devices. Our Falcon platform is composed of two tightly integrated proprietary technologies: our easily deployed intelligent lightweight agent and our cloud-based, dynamic graph database called Threat Graph. Our solution benefits from crowdsourcing and economies of scale, which we believe enables our AI algorithms to be uniquely effective. We call this cloud-scale AI. We initially provided intelligence and incident response services while we developed our Falcon platform. In June 2013, we first began providing EDR capabilities as a single solution. In February 2017, as we executed on our Falcon platform expansion strategy, we began offering these and additional capabilities as separate cloud modules. This strategic move facilitated new customer adoption and allowed us to further expand within our customer base. Today, we offer 11 cloud modules on our Falcon platform via a SaaS subscription-based model that spans multiple large security markets, including endpoint security, security and IT operations (including vulnerability management), and threat intelligence.
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
The World Health Organization has declared the recent COVID-19 outbreak a public health emergency. The extent of the impact of the COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak; impact on our customers and our sales cycles; impact on our customer, employee, and industry events; and effect on our vendors, all of which are uncertain and cannot be predicted at this time. We are conducting business as usual with modifications to employee travel, employee work locations, and cancellation of certain marketing events, among other modifications. Other companies are taking precautionary and preemptive actions to address COVID-19 and may take further actions that alter their normal business operations. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. At this point, the extent to which the COVID-19 may impact our financial condition or results of operations is uncertain. Furthermore, due to our subscription based business model, the effect of the COVID-19 may not be fully reflected in our results of operations until future periods, if at all.

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
We began as a solution for large enterprises, but the flexibility and scalability of our Falcon platform has enabled us to seamlessly offer our solution to customers of any size—from those with hundreds of thousands of endpoints to as few as three. We have expanded our sales focus to include any organization without the need to modify our Falcon platform for small and medium sized businesses.
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
New Customer Acquisition. Our future growth depends in large part on our ability to acquire new customers. If our efforts to attract new customers are not successful, our revenue and rate of revenue growth may decline. We believe that our go-to-market strategy and the flexibility and scalability of our Falcon platform allow us to rapidly expand our customer base. Our incident response and proactive services also help drive new customer acquisitions, as many of these professional services customers subsequently purchase subscriptions to our Falcon platform. Many organizations have not yet adopted cloud-based security solutions, and since our Falcon platform has offerings for organizations of all sizes, worldwide, and across industries, we believe this presents a significant opportunity for growth.
Maintain Customer Retention and Increase Sales. Our ability to increase revenue depends in large part on our ability to retain our existing customers and increase the ARR of their subscriptions. We focus on increasing sales to our existing customers by expanding their deployments to more endpoints and selling additional cloud modules for increased functionality. In February 2017, we transitioned our platform from a single offering into highly-integrated offerings of multiple SKU cloud modules. We initially launched this strategy with our IT hygiene, next-generation antivirus, EDR, managed threat hunting, and intelligence modules, and added five additional modules between February 2017 and October 2019. The Falcon Platform currently has 11 cloud modules that span endpoint security, security operations, and threat intelligence.

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
The following table sets forth the number of our subscription customers as of the dates presented:

	As of January 31,
	2020	2019	2018
	(in thousands)
Subscription customers	5,431	2,516	1,242
Year-over-year growth	116%	103%	176%
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
The following table sets forth our ARR as of the dates presented:

	As of January 31,
	2020	2019	2018
	(dollars in thousands)
Annual recurring revenue	$600,456	$312,656	$141,314
Year-over-year growth	92%	121%	140%
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

	As of January 31,
	2020	2019	2018
Dollar-based net retention rate	124%	147%	119%

Our dollar-based net retention rate has varied from quarter to quarter due to a number of factors and we expect that trend to continue. For example in the fourth quarter of fiscal 2019, we had an outsized expansion deal that contributed 11 percentage points to our net retention in that quarter. While we once again expanded within this account in the fourth quarter of fiscal 2020, the impact was smaller than the prior year. In addition, we have seen strong success with our strategy to land bigger deals with more modules, and we are also seeing an acceleration in our acquisition of new customers. While we view these two trends as positive developments, they have a natural trade off on our ability to expand business with existing customers in the near term.

Components of Our Results of Operations
Revenue
Subscription Revenue. Subscription revenue primarily consists of subscription fees for our Falcon platform and additional cloud modules that are supported by our cloud-based platform. Subscription revenue is driven primarily by the number of subscription customers, the number of endpoints per customer, and the number of cloud modules included in the subscription. We recognize subscription revenue ratably over the term of the agreement, which is generally one to three years. Because our subscription customers are generally billed upfront, we have recorded significant deferred revenue. Consequently, a substantial portion of the revenue that we report in each period is attributable to the recognition of deferred revenue relating to subscriptions that we entered into during previous periods. We typically invoice our customers annually in advance or multi-year in advance.
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

Professional Services Cost of Revenue. Professional services cost of revenue consists primarily of employee-related costs, such as salaries and bonuses, stock-based compensation expense, technology, property and equipment depreciation, and an allocated portion of facilities and administrative costs.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development and general administrative expenses. For each of these categories of expense, employee-related expenses are the most significant component, which include salaries, employee bonuses, sales commissions, and employer payroll tax. Operating expenses also include an allocated portion of overhead costs for facilities and IT.
Sales and Marketing. Sales and marketing expenses primarily consist of employee-related expenses such as salaries, commissions, and bonuses. Sales and marketing expenses also include stock-based compensation; expenses related to our Fal.Con customer conference and other marketing events; an allocated portion of facilities and administrative expenses; and cloud hosting and related services costs related to proof of value efforts. Prior to February 1, 2019, we amortized sales commissions on a straight-line basis to sales and marketing expense over the term of the subscription. On February 1, 2019, we adopted ASC 606, and began capitalizing and amortizing sales commissions and any other incremental payments made upon the initial acquisition of a subscription or upsells to existing customers to sales and marketing expense over the estimated customer life, and amortizing any such expenses paid for the renewal of a subscription to sales and marketing expense over the term of the renewal.
We expect sales and marketing expenses to increase in dollar amount as we continue to make significant investments in our sales and marketing organization to drive additional revenue, further penetrate the market, and expand our global customer base. However, we anticipate sales and marketing costs to decrease as a percentage of revenue over time.
Research and Development. Research and development expenses primarily consist of employee-related expenses such as salaries and bonuses; stock-based compensation, consulting expenses related to the design; development, testing, and enhancements of our subscription services; and an allocated portion of facilities and administrative expenses. Our cloud platform is software-driven, and our research and development teams employ software engineers in the design, and the related development, testing, certification, and support of these solutions.
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

General and Administrative. General and administrative expenses consist of employee-related expenses such as salaries and bonuses; stock-based compensation; and related expenses for our executive, finance, human resources; and legal organizations. In addition, general and administrative expenses include outside legal, accounting, and other professional fees; and an allocated portion of facilities and administrative expenses.
We expect to incur additional expenses as a result of operating as a public company. As a result, we expect our general and administrative expenses to increase in dollar amount. However, we anticipate general and administrative expenses to decrease as a percentage of our total revenue over time.

Other Income (Expense), Net. Other income (expense), net, consists primarily of income earned on our cash equivalents and marketable securities; expense related to the fair value of warrants for our redeemable convertible preferred stock; interest expense on our bank facility; and foreign currency transaction gains and losses.
Provision for Income Taxes. The provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business, as well as state income taxes in the United States. We have not recorded any U.S. federal income tax expense. We maintain a full valuation allowance on our U.S. federal and state and U.K. deferred tax assets as we have concluded that it is more likely than not that those deferred assets will not be utilized.
Results of Operations
The following tables set forth our consolidated statements of operations in dollar amounts and as a percentage of total revenue for each period presented:

	Year Ended January 31,
	2020	2019	2018
	( in thousands)
Revenue
Subscription	$436,323	$219,401	$92,568
Professional services	45,090	30,423	26,184
Total revenue	481,413	249,824	118,752
Cost of revenue
Subscription(1)(2)	112,474	69,208	39,857
Professional services(1)	29,153	18,030	14,629
Total cost of revenue	141,627	87,238	54,486
Gross profit	339,786	162,586	64,266
Operating expenses
Sales and marketing(1)(2)	266,595	172,682	104,277
Research and development(1)(2)	130,188	84,551	58,887
General and administrative(1)	89,068	42,217	32,542
Total operating expenses	485,851	299,450	195,706
Loss from operations	(146,065)	(136,864)	(131,440)
Interest expense	(442)	(428)	(1,648)
Other income (expense), net	6,725	(1,418)	(1,473)
Loss before provision for income taxes	(139,782)	(138,710)	(134,561)
Provision for income taxes	(1,997)	(1,367)	(929)
Net loss	$(141,779)	$(140,077)	$(135,490)
______________________________
(1)Includes stock-based compensation expense as follows:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Subscription cost of revenue	$5,226	$689	$89
Professional services cost of revenue	2,486	205	252
Sales and marketing	23,919	5,175	1,386
Research and development	15,403	7,815	3,429
General and administrative	32,906	6,621	7,187
Total stock-based compensation expense	$79,940	$20,505	$12,343

(2)Includes amortization of acquired intangible assets as follows:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Subscription cost of revenue	$323	$327	$287
Sales and marketing	123	143	20
Research and development	41	113	321
Total amortization of purchased intangibles	$487	$583	$628

	Year Ended January 31,
	2020	2019	2018
	%	%	%
Revenue
Subscription	91%	88%	78%
Professional services	9%	12%	22%
Total revenue	100%	100%	100%
Cost of revenue
Subscription	23%	28%	34%
Professional services	6%	7%	12%
Total cost of revenue	29%	35%	46%
Gross profit	71%	65%	54%
Operating expenses
Sales and marketing	55%	69%	88%
Research and development	27%	34%	50%
General and administrative	19%	17%	27%
Total operating expenses	101%	120%	165%
Loss from operations	(30)%	(55)%	(111)%
Interest expense	—%	—%	(1)%
Other income (expense), net	1%	(1)%	(1)%
Loss before provision for income taxes	(29)%	(56)%	(113)%
Provision for income taxes	—%	(1)%	(1)%
Net loss	(29)%	(56)%	(114)%

Comparison of Fiscal 2020 and Fiscal 2019
Revenue
The following is a breakdown of total revenue from subscriptions and professional services for fiscal 2020, as compared to fiscal 2019:

	Year Ended January 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Subscription	$436,323	$219,401	$216,922	99%
Professional services	45,090	30,423	14,667	48%
Total revenue	$481,413	$249,824	$231,589	93%
Total revenue increased by $231.6 million, or 93%, in fiscal 2020, compared to fiscal 2019. Subscription revenue accounted for 91% of our total revenue in fiscal 2020, and 88% in fiscal 2019. Professional services revenue accounted for 9% of our total revenue in fiscal 2020 and 12% in fiscal 2019.
Subscription revenue increased by $216.9 million, or 99%, in fiscal 2020, compared to fiscal 2019. This increase was primarily attributable to the addition of new subscription customers, as we increased our customer base by 116%, from 2,516 subscription customers in fiscal 2019 to 5,431 subscription customers in fiscal 2020. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 40%, 33%, and 27% of total subscription revenue in fiscal 2020, respectively. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 59%, 23%, and 18% of total subscription revenue in fiscal 2019, respectively.
Professional services revenue increased by $14.7 million, or 48%, in fiscal 2020, compared to fiscal 2019, and was primarily attributable to an increase in the number of professional service hours performed.
The following is a breakdown of cost of revenue related to subscriptions and professional services for fiscal 2020, as compared to fiscal 2019:

	Year Ended January 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Subscription	$112,474	$69,208	$43,266	63%
Professional services	29,153	18,030	11,123	62%
Total cost of revenue	$141,627	$87,238	$54,389	62%
Total cost of revenue increased by $54.4 million, or 62%, in fiscal 2020, compared to fiscal 2019. Subscription cost of revenue increased by $43.3 million, or 63%, in fiscal 2020, compared to fiscal 2019. The increase in subscription cost of revenue was primarily due to an increase in employee-related payroll expenses of $17.1 million driven by a 114% increase in average headcount which included significant hiring of customer support employees, an increase in cloud hosting and related services of $10.1 million, an increase in stock-based compensation expense of $4.5 million, an increase in depreciation of data center equipment of $3.8 million, an increase in allocated overhead costs of $3.7 million, an increase in employee health insurance expense of $1.1 million, and an increase in the amortization of capitalized internal use software of $1.0 million.
Professional services cost of revenue increased by $11.1 million, or 62%, in fiscal 2020, compared to fiscal 2019. The increase in professional services cost of revenue was primarily due to an increase in employee-related payroll expenses of $6.5 million driven by an increase in average headcount of 53%, an increase in stock-based compensation of $2.3 million, an increase in allocated overhead costs of $0.9 million, and an increase in cloud hosting and related services of $0.4 million.

The following is a breakdown of gross profit and gross margin for subscriptions and professional services for fiscal 2020, as compared to fiscal 2019.

	Year Ended January 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Subscription gross profit	$323,849	$150,193	$173,656	116%
Professional services gross profit	15,937	12,393	3,544	29%
Total gross profit	$339,786	$162,586	$177,200	109%

	Year Ended January 31,		Change
	2020	2019
Subscription gross margin	74%	68%	6%
Professional services gross margin	35%	41%	(6)%
Total gross margin	71%	65%	6%
Subscription gross margin increased by 6%, in fiscal 2020, compared to fiscal 2019. This increase was a result of moving more of our operations to co-location data centers from third-party cloud service providers and renegotiating the terms of a third-party cloud service provider contract. This increase in gross margin was also due to incentivizing our sales team to drive higher margin subscriptions and efforts to optimize our channel partner programs and the uptake of multiple cloud modules by our customer base. Our “collect once, reuse many” data strategy means that after the first module is paid for and covers the cost of data storage and most computational costs, each additional subscription module carries a higher margin. The decrease in professional services gross margin was due to a decrease in utilization in fiscal 2020 compared to fiscal 2019.
Operating Expenses
Sales and Marketing
The following is a breakdown of sales and marketing expenses for fiscal 2020, as compared to fiscal 2019:

	Year Ended January 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Sales and marketing expenses	$266,595	$172,682	$93,913	54%
Sales and marketing expenses increased by $93.9 million, or 54%, in fiscal 2020, compared to fiscal 2019. The increase in sales and marketing expenses was primarily due to an increase in employee-related payroll expenses of $36.5 million driven by an increase in average sales and marketing headcount of 54%, an increase in stock-based compensation of $18.7 million, an increase in marketing programs of $17.3 million, an increase in allocated overhead costs of $6.8 million, an increase in travel-related costs of $5.4 million, and an increase in employee health insurance expense of $2.2 million. As a result of adopting ASC 606 effective February 1, 2019, our commissions expense in fiscal 2020 was $21.7 million lower than it would have been under ASC 605.
Research and Development
The following is a breakdown of research and development expenses for fiscal 2020, as compared to fiscal 2019:

	Year Ended January 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Research and development expenses	$130,188	$84,551	$45,637	54%

Research and development expenses increased by $45.6 million, or 54%, in fiscal 2020, compared to fiscal 2019. This increase was primarily due to an increase in employee-related payroll expenses of $24.5 million, driven by an increase in average research and development headcount of 45%. In addition, there was an increase of $7.6 million in stock-based compensation expense, an increase in cloud hosting and related costs of $6.3 million, an increase in allocated overhead costs of $3.7 million, an increase in employee health insurance expense of $1.3 million, and an increase in travel-related costs of $1.0 million.
General and Administrative
The following is a breakdown of general and administrative expenses for fiscal 2020, as compared to fiscal 2019:

	Year Ended January 31,		Change
	2020	2019	$	%
	(dollars in thousands)
General and administrative expenses	$89,068	$42,217	$46,851	111%
General and administrative expenses increased by $46.9 million, or 111%, in fiscal 2020, compared to fiscal 2019. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $26.9 million and an increase in employee-related payroll expenses of $9.9 million, driven by an increase in average general and administrative headcount of 66%. In addition, there was a $3.6 million increase in corporate insurance expense and a $1.6 million increase in allocated overhead costs.
Interest and Other Income (expense), Net
The following is a breakdown of interest and other expense, net, for fiscal 2020, as compared to fiscal 2019:

	Year Ended January 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Interest expense	$(442)	$(428)	$(14)	3%
Other income (expense), net	$6,725	$(1,418)	$8,143	(574)%
Interest expense was essentially unchanged in fiscal 2020 compared to fiscal 2019 and is primarily due to the amortization of debt issuance costs on our $150.0 million loan facility which has not been drawn down.
Other income (expense), net, was an income of $6.7 million in fiscal 2020 compared to an expense of $1.4 million in fiscal 2019. This increase in other income of $8.1 million was driven primarily by an increase in interest income of $9.0 million due to increased cash balances in fiscal 2020 as a result of our IPO and income from a legal settlement of $1.3 million, partially offset by an increase in the fair value of the redeemable convertible preferred stock warrants of $2.4 million. These warrants were converted to warrants to purchase common stock in connection with our IPO.
Provision for Income Taxes
The following is a breakdown of the provision for income taxes for fiscal 2019, as compared to fiscal 2020:

	Year Ended January 31,		Change
	2020	2019	$	%
	(dollars in thousands)
Provision for income taxes	$(1,997)	$(1,367)	$(630)	46%
We had a provision for income taxes of $2.0 million in fiscal 2020 and a provision for income taxes of $1.4 million in fiscal 2019 resulting in an increase in income tax expense of $0.6 million. The increase was driven primarily by an increase in our international income tax expense of $1.0 million due to increased activity in several countries during fiscal 2020, partially offset by an income tax benefit of $0.4 million related to the unrealized gain on our available-for-sale securities. We maintain a full valuation allowance against our deferred tax assets for US federal and state and U.K. income tax purposes.

Comparison of Fiscal 2019 and 2018
Revenue
The following is a breakdown of total revenue from subscriptions and professional services for fiscal 2019 and fiscal 2018:

	Year Ended January 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Subscription	$219,401	$92,568	$126,833	137%
Professional services	30,423	26,184	4,239	16%
Total revenue	$249,824	$118,752	$131,072	110%
Total revenue increased by $131.1 million, or 110%, in fiscal 2019, compared to fiscal 2018. Subscription revenue accounted for 88% of our total revenue for fiscal 2019 and 78% for fiscal 2018. Professional services revenue accounted for 12% of our total revenue for fiscal 2019 and 22% for fiscal 2018.
Subscription revenue increased by $126.8 million, or 137%, in fiscal 2019, compared to fiscal 2018. This increase was primarily attributable to the addition of new customers, as we increased our subscription customer base by 103% from 1,242 customers as of January 31, 2018 to 2,516 customers as of January 31, 2019. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, subscription revenue from the sale of additional endpoints to existing customers, and subscription revenue from the sale of additional modules to existing customers accounted for 59%, 23% and 18% of total subscription revenue for fiscal 2019, respectively.
Professional services revenue grew by $4.2 million, or 16%, in fiscal 2019, compared to fiscal 2018, and was primarily attributable to an increase in the number of professional service hours performed.
Cost of Revenue, Gross Profit, and Gross Margin
The following is a breakdown of cost of revenue related to subscriptions and professional services for fiscal 2019 and fiscal 2018:

	Year Ended January 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Subscription	$69,208	$39,857	$29,351	74%
Professional services	18,030	14,629	3,401	23%
Total cost of revenue	$87,238	$54,486	$32,752	60%
Total cost of revenue increased by $32.8 million, or 60%, in fiscal 2019, compared to fiscal 2018. Subscription cost of revenue increased by $29.4 million, or 74%, in fiscal 2019, compared to fiscal 2018. The increase in subscription cost of revenue was primarily due to an increase of $11.0 million in cloud hosting and related services, an increase in employee-related expenses of $7.9 million, which includes an increase of $0.6 million in stock-based compensation expense, driven by an increase in average headcount of 151%, an increase in depreciation of data center equipment of $3.7 million, an increase in amortization of internal-use software of $2.0 million, an increase in allocated overhead costs of $1.7 million, and an increase in software license fees of $1.3 million.
Professional services cost of revenue increased by $3.4 million, or 23%, in fiscal 2019, compared to fiscal 2018. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $1.9 million driven by an increase in average headcount of 37%, a $0.6 million increase in travel- related costs, an increase of $0.5 million in allocated overhead costs, and a $0.4 million increase in consulting costs.

The following is a breakdown of gross profit and gross margin for subscriptions and professional services for fiscal 2019 compared to fiscal 2018:

	Year Ended January 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Subscription	$150,193	$52,711	$97,482	185%
Professional services	12,393	11,555	838	7%
Total gross profit	$162,586	$64,266	$98,320	153%

	Year Ended January 31,		Change
	2019	2018
Subscription gross margin	68%	57%	11%
Professional services gross margin	41%	44%	(3)%
Total gross margin	65%	54%	11%
Subscription gross margin increased by 11%, in fiscal 2019, compared to fiscal 2018. This increase was a result of moving more of our operations to colocation data centers from third-party cloud service providers and renegotiating the terms of a third-party cloud service provider contract. This increase in gross margin was also due to incentivizing our sales team to drive higher margin subscriptions and efforts to optimize our channel partner programs. Professional services gross margin decreased by 3%, in fiscal 2019, compared to fiscal 2018, primarily due to the lower utilization of professional services personnel. The timing of professional services engagements is highly variable and can result in fluctuations in gross margin on professional services.
Operating Expenses
Sales and Marketing
The following is a breakdown of sales and marketing expenses for fiscal 2019 and fiscal 2018:

	Year Ended January 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Sales and marketing expenses	$172,682	$104,277	$68,405	66%
Sales and marketing expenses increased by $68.4 million, or 66%, in fiscal 2019, compared to fiscal 2018. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $48.6 million, which includes an increase in stock-based compensation expense of $3.8 million, driven by an increase in average sales and marketing headcount of 73%, an increase in marketing program costs of $7.4 million, an increase in allocated overhead costs of $7.1 million, an increase in travel-related costs of $3.4 million, and an increase in cloud hosting and related services of $0.9 million.
Research and Development
The following is a breakdown of research and development expenses for fiscal 2019 and fiscal 2018:

	Year Ended January 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Research and development expenses	$84,551	$58,887	$25,664	44%

Research and development expenses increased by $25.7 million, or 44%, in fiscal 2019, compared to fiscal 2018. This increase was primarily due to an increase in employee-related expenses of $19.5 million, which includes an increase of $4.4 million in stock-based compensation expense, driven by an increase in average research and development headcount of 36% . In addition, there was an increase of $3.3 million in allocated overhead costs, an increase in cloud hosting and related services of $3.1 million, and an increase in travel-related costs of $0.6 million, partially offset by a decrease in contract labor and consulting expenses of $1.9 million.
General and Administrative
The following is a breakdown of general and administrative expenses for fiscal 2019 and fiscal 2018:

	Year Ended January 31,		Change
	2019	2018	$	%
	(dollars in thousands)
General and administrative expenses	$42,217	$32,542	$9,675	30%
General and administrative expenses increased by $9.7 million, or 30%, in fiscal 2019, compared to fiscal 2018. The increase in general and administrative expenses was primarily due to an increase in employee-related expenses of $3.9 million, driven by an increase in average general and administrative headcount of 59%. In addition, there was a $3.2 million increase in legal and accounting fees, and a $0.8 million increase in software licensing fees.
Interest and Other Expense, Net
The following is a breakdown of interest and other expense, net, for fiscal 2019 and fiscal 2018:

	Year Ended January 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Interest expense	$(428)	$(1,648)	$1,220	(74)%
Other expense, net	$(1,418)	$(1,473)	$55	(4)%
The decrease in interest expense of $1.2 million was driven primarily by a decrease in the amounts borrowed during fiscal 2019 compared to fiscal 2018. Other expense, net, decreased by $0.1 million, which was driven primarily by an increase in the fair value of the redeemable convertible preferred stock warrants of $3.3 million, offset by an increase in interest income of $2.4 million and a decrease in the amortization of debt issuance costs of $1.0 million.
Provision for Income Taxes
The following is a breakdown of the provision for income taxes for the years ended fiscal 2019 and fiscal 2018:

	Year Ended January 31,		Change
	2019	2018	$	%
	(dollars in thousands)
Provision for income taxes	$(1,367)	$(929)	$(438)	47%
The increase in the provision for income taxes was driven primarily by an increase in international income tax expense due to our expansion into several countries during fiscal 2019.

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
We believe that these non-GAAP financial measures as presented in the tables below, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook.
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
The following table presents a reconciliation of our non-GAAP subscription gross profit to our GAAP subscription gross profit and of our non-GAAP subscription gross margin to our GAAP subscription gross margin as of the periods presented:

	Year Ended January 31,
	2020	2019	2018
	(dollars in thousands)
GAAP subscription revenue	$436,323	$219,401	$92,568
GAAP subscription gross profit	$323,849	$150,193	$52,711
Add: Stock-based compensation expense	5,226	689	89
Add: Amortization of acquired intangible assets	323	327	287
Non-GAAP subscription gross profit	$329,398	$151,209	$53,087
GAAP subscription gross margin	74%	68%	57%
Non-GAAP subscription gross margin	75%	69%	57%
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

The following table presents a reconciliation of our non-GAAP loss from operations to our GAAP loss from operations and our non-GAAP operating margin to our GAAP operating margin as of the periods presented:

	Year Ended January 31,
	2020	2019	2018
	(dollars in thousands)
GAAP total revenue	$481,413	$249,824	$118,752
GAAP loss from operations	$(146,065)	$(136,864)	$(131,440)
Add: Stock-based compensation expense	79,940	20,505	12,343
Add: Amortization of acquired intangible assets	487	583	628
Add: Acquisition-related expenses	—	—	167
Non-GAAP loss from operations	$(65,638)	$(115,776)	$(118,302)
GAAP operating margin	(30)%	(55)%	(111)%
Non-GAAP operating margin	(14)%	(46)%	(100)%
Free Cash Flow and Free Cash Flow Margin
Free cash flow is a non-GAAP financial measure that we define as net cash provided by (used in) operating activities less purchases of property and equipment and capitalized internal use software.
Free cash flow margin is calculated as free cash flow divided by total revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide useful information to management and investors about the amount of cash consumed by our operating activities that is therefore not available to be used for other strategic initiatives. One limitation of free cash flow and free cash flow margin is that they do not reflect our future contractual commitments. Additionally, free cash flow does not represent the total increase or decrease in our cash balance for a given period.
The following table presents a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities:

	Year Ended January 31,
	2020	2019	2018
	(dollars in thousands)
GAAP total revenue	$481,413	$249,824	$118,752
GAAP net cash provided by (used in) operating activities	99,943	(22,968)	(58,766)
Less: Purchases of property and equipment	(80,198)	(35,851)	(22,906)
Less: Capitalized internal-use software	(7,289)	(6,794)	(6,542)
Free cash flow	$12,456	$(65,613)	$(88,214)
GAAP net cash used in investing activities	$(629,631)	$(142,030)	$(28,330)
GAAP net cash provided by financing activities	$706,144	$190,389	$126,831
GAAP net cash provided by (used in) operating activities as a percentage of revenue	21%	(9)%	(49)%
Less: Purchases of property and equipment as a percentage of revenue	(17)%	(14)%	(19)%
Less: Capitalized internal-use software as a percentage of revenue	(2)%	(3)%	(6)%
Free cash flow margin	3%	(26)%	(74)%

Quarterly Results of Operations
The following table sets forth our unaudited quarterly statements of operations data for each of the quarters indicated. The unaudited quarterly statements of operations data set forth below have been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, that are necessary for the fair statement of such data. Our historical results are not necessarily indicative of the results that may be expected in the future, and the results for any quarter are not necessarily indicative of results to be expected for a full year or any other period. The following quarterly financial data should be read in conjunction with our consolidated financial statements and the related notes included else wherein this prospectus.

	Three Months Ended
	April 30, 2018	July 31, 2018	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019	October 31, 2019	January 31, 2020
	(in thousands)
Revenue
Subscription	$39,758	$49,161	$57,651	$72,831	$85,990	$97,575	$114,221	$138,537
Professional services	7,531	6,540	8,728	7,624	10,087	10,533	10,898	13,572
Total revenue	47,289	55,701	66,379	80,455	96,077	108,108	125,119	152,109
Cost of revenue
Subscription(1)(2)	15,171	14,604	17,302	22,131	23,691	24,946	29,221	34,616
Professional services(1)	4,223	3,971	4,972	4,864	5,582	6,636	8,134	8,801
Total cost of revenue	19,394	18,575	22,274	26,995	29,273	31,582	37,355	43,417
Gross profit	27,895	37,126	44,105	53,460	66,804	76,526	87,764	108,692
Operating expenses
Sales and marketing(1)(2)	36,617	40,113	46,614	49,338	56,843	65,274	68,675	75,803
Research and development(1)(2)	17,615	18,963	25,968	22,005	23,875	31,630	35,992	38,691
General and administrative(1)	6,777	8,477	13,614	13,349	11,861	30,261	21,615	25,331
Total operating expenses	61,009	67,553	86,196	84,692	92,579	127,165	126,282	139,825
Loss from operations	(33,114)	(30,427)	(42,091)	(31,232)	(25,775)	(50,639)	(38,518)	(31,133)
Interest expense	(192)	(236)	—	—	(1)	(164)	(132)	(145)
Other income (expense), net	(190)	(1,852)	303	321	394	(451)	3,579	3,203
Loss before provision for income taxes	(33,496)	(32,515)	(41,788)	(30,911)	(25,382)	(51,254)	(35,071)	(28,075)
Provision for income taxes	(121)	(362)	(535)	(349)	(595)	(635)	(434)	(333)
Net loss	$(33,617)	$(32,877)	$(42,323)	$(31,260)	$(25,977)	$(51,889)	$(35,505)	$(28,408)
Net loss per share attributable to common stockholders, basic and diluted	$(0.77)	$(0.75)	$(0.93)	$(0.67)	$(0.55)	$(0.40)	$(0.17)	$(0.14)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	43,614	44,105	45,287	46,416	47,205	130,091	204,096	207,565
____________________________
(1) Includes stock-based compensation expense as follows:

	Three Months Ended
	April 30, 2018	July 31, 2018	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019	October 31, 2019	January 31, 2020
	(in thousands)
Subscription cost of revenue	$63	$88	$382	$156	$265	$1,233	$1,666	$2,062
Professional services cost of revenue	46	57	53	49	103	644	784	955
Sales and marketing	773	1,031	2,137	1,234	1,518	6,638	7,355	8,408
Research and development	448	539	6,245	583	681	4,976	4,696	5,050
General and administrative	389	509	4,643	1,080	1,185	16,368	7,465	7,888
Total stock-based compensation expense	$1,719	$2,224	$13,460	$3,102	$3,752	$29,859	$21,966	$24,363

(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended
	April 30, 2018	July 31, 2018	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019	October 31, 2019	January 31, 2020
	(in thousands)
Subscription cost of revenue	$96	$106	$20	$105	$104	$97	$61	$61
Sales and marketing	17	62	32	32	30	32	30	31
Research and development	53	39	10	11	11	10	10	10
Total amortization of purchased intangibles	$166	$207	$62	$148	$145	$139	$101	$102

Percentage of Revenue Data
The following table presents the components of our statement of operations as a percentage of total revenue for each of the quarters indicated:

	Three Months Ended
	April 30, 2018	July 31, 2018	October 31, 2018	January 31, 2019	April 30, 2019	July 31, 2019	October 31, 2019	January 31, 2020
Revenue
Subscription	84%	88%	87%	91%	90%	90%	91%	91%
Professional services	16%	12%	13%	9%	10%	10%	9%	9%
Total revenue	100%	100%	100%	100%	100%	100%	100%	100%
Cost of revenue
Subscription	32%	26%	27%	28%	25%	23%	23%	23%
Professional services	9%	7%	7%	6%	6%	6%	7%	6%
Total cost of revenue	41%	33%	34%	34%	30%	29%	30%	29%
Gross margin	59%	67%	66%	66%	70%	71%	70%	71%
Operating expenses
Sales and marketing	78%	73%	69%	61%	59%	60%	55%	50%
Research and development	38%	34%	39%	27%	25%	29%	29%	25%
General and administrative	14%	15%	21%	17%	12%	28%	17%	17%
Total operating expenses	130%	122%	129%	105%	96%	118%	101%	92%
Loss from operations	(70)%	(55)%	(63)%	(39)%	(27)%	(47)%	(31)%	(20)%
Interest expense	—%	—%	—%	—%	—%	—%	—%	—%
Other income (expense), net	—%	(3)%	—%	—%	—%	—%	3%	2%
Loss before provision for income taxes	(71)%	(58)%	(63)%	(39)%	(26)%	(47)%	(28)%	(18)%
Provision for income taxes	—%	(1)%	(1)%	—%	(1)%	(1)%	—%	—%
Net loss	(71)%	(59)%	(64)%	(39)%	(27)%	(48)%	(28)%	(19)%
Quarterly Revenue Trends
Total revenue increased sequentially in each of the quarters presented primarily due to our addition of new customers, as well as sales of additional endpoints and modules to existing customers. We typically receive a higher percentage of our annual orders from new customers, as well as renewal orders from existing customers, in our fourth fiscal quarter as compared to other quarters due to the annual budget approval process of many of our customers. However, because we recognize revenue ratably over the term of our subscription contracts, a substantial portion of the revenue that we report in each period is attributable to orders that we received during previous periods. Consequently, increases or decreases in new sales or renewals in any one period may not be immediately reflected in our revenue for that period and may negatively affect our revenue in future periods. Accordingly, the effect of downturns in sales and market acceptance of our cloud platform, and potential changes in our rate of renewals, may not be fully reflected in our results of operations until future periods. Professional services revenue is dependent upon the number of hours performed in a quarter and can vary from period to period.

Quarterly Cost of Revenue Trends
Total cost of revenue increased sequentially in each of the quarters presented except for the three months ended July 31, 2018, when it decreased. The increases were primarily driven by expanded use of our cloud platform by existing and new customers, which resulted in increased data center costs, and due to an expansion in our customer support and cloud operations organizations to support our growth. These increases were tempered by cost savings as a result of moving more of our operations to colocation data centers from third-party cloud service providers and renegotiating the terms of a third-party cloud service provider contract, and these changes had a larger impact on total cost of revenue in the three months ended July 31, 2018.
Quarterly Gross Margin Trends
The overall increase in gross margin over the course of the periods presented was enabled primarily by an increase in our revenue and, to a lesser extent, by the increased efficiency of our technology, infrastructure, and data centers through technological improvements, even as our customers expanded their use of our cloud platform. The increase in gross margin during the quarters presented was the result of moving more of our operations to colocation data centers from third-party cloud service providers and renegotiating the terms of a third-party cloud service provider contract. The increase in gross margin was also due to incentivizing our sales team to drive higher margin subscriptions and efforts to optimize our channel partner programs.
Quarterly Expense Trends
Operating expenses generally have increased sequentially for each of the quarters presented except for the three months ended January 31, 2019 and the three months ended October 31, 2019 primarily due to increases in employee related expenses associated with increases in our headcount to support our growth. We intend to continue to make the significant investments to support our sales and marketing related activities to acquire new customers that we believe will position the Company for future growth. We also intend to invest in research and development efforts to add new features to and enhance the functionality of our existing cloud platform, and to ensure the reliability, availability, and scalability of our solutions.
The significant increase in sales and marketing, research and development, and general and administrative expenses during the three months ended October 31, 2018 was primarily due to an increase of $1.0 million, $5.7 million, and $3.9 million, respectively, in stock-based compensation expense primarily from the third-party tender offer transaction that was executed among certain of our employees and directors and certain of our stockholders. Operating expenses, particularly general and administrative expenses, increased significantly during the three months ended July 31, 2019 due to the stock based compensation of $17.3 million related to the performance based vesting condition for our outstanding RSUs being met during the quarter. We expect operating expenses to continue to increase for the foreseeable future.
The increase in Other income (expense), net during the three months ended July 31, 2018 was due to an increase in the fair value of our redeemable convertible preferred stock warrants of $2.1 million. The increase in Other income (expense), net during the three months ended October 31, 2019 was primarily driven by interest income of $4.1 million. The increase in Other income (expense), net during the three months ended January 31, 2020 was primarily driven by interest income of $3.4 million. Interest income has increased in recent quarters due to the investment of the proceeds of our IPO which closed on June 14, 2019.

Liquidity and Capital Resources
In June 2019, upon completion of our IPO, we received net proceeds of $659.2 million, after deducting underwriters’ discounts and commissions and offering expenses of $44.8 million.
Prior to our IPO, we financed our operations principally through private placements of our equity securities, payments received from customers using our Falcon platform and professional services, and borrowings under our credit facility. As of January 31, 2020, we had cash and cash equivalents, consisting of money market funds and corporate debt securities, of $264.8 million, and marketable securities, consisting of corporate debt securities, asset backed securities, and U.S. treasury securities, of $647.3 million. Our cash and cash equivalents primarily consist of highly liquid investments.
Since our inception, we have generated operating losses, as reflected in our accumulated deficit of $637.5 million as of January 31, 2020. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to continue to make in sales and marketing and research and development, and due to additional general and administrative costs incurred as a result of operating as a public company. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2020, we had deferred revenue of $571.2 million, of which $413.0 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$99,943	$(22,968)	$(58,766)
Net cash used in investing activities	$(629,631)	$(142,030)	$(28,330)
Net cash provided by financing activities	$706,144	$190,389	$126,831
Operating Activities
Net cash provided by operating activities during fiscal 2020 was $99.9 million, which resulted from a net loss of $141.8 million, adjusted for non-cash charges of $144.3 million and net cash inflow of $97.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $79.9 million in stock-based compensation expense, $35.5 million of amortization of deferred contract acquisition costs, $23.0 million of depreciation and amortization, and $6.0 million due to the change in the fair value of our redeemable convertible preferred stock warrant liability. The net cash inflow from changes in operating assets and liabilities was primarily due to a $280.8 million increase in deferred revenue and $17.5 million increase in accrued payroll and benefits, partially offset by a $86.6 million increase in deferred contract acquisition costs, $73.1 million increase in accounts receivable, and a $43.5 million increase in prepaid expenses and other assets.
Net cash used in operating activities during fiscal 2019 was $23.0 million, which resulted from a net loss of $140.1 million, adjusted for non-cash charges of $67.8 million and net cash inflow of $49.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $28.6 million of amortization of deferred commissions, $20.5 million in stock-based compensation expense, $14.8 million of depreciation and amortization, and $3.6 million due to the change in the fair value of our redeemable convertible preferred stock warrant liability. The net cash inflow from changes in operating assets and liabilities was primarily due to a $131.1 million increase in deferred revenue, partially offset by a $45.1 million increase in deferred contract acquisition costs, and a $33.4 million increase in accounts receivable.

Net cash used in operating activities during fiscal 2018 was $58.8 million, which resulted from a net loss of $135.5 million, adjusted for non-cash charges of $34.3 million and net cash inflow of $42.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $12.5 million of amortization of deferred commissions, $12.3 million of stock-based compensation expense, and $7.1 million of depreciation and amortization. The net cash inflow from changes in operating assets and liabilities was primarily the result of an $82.2 million increase in deferred revenue from advance invoicing in accordance with our subscriptions and a $23.7 million increase in accounts payable and accrued expenses, partially offset by a $25.3 million increase in deferred contract acquisition costs and an increase in accounts receivable of $35.3 million.
Investing Activities
Net cash used in investing activities during fiscal 2020 of $629.6 million was primarily due to purchases of marketable securities of $779.7 million, purchases of property and equipment of $80.2 million, and capitalized internal-use software of $7.3 million, partially offset by maturities of marketable securities of $229.0 million and proceeds from sales of marketable securities of $9.6 million.
Net cash used in investing activities during fiscal 2019 of $142.0 million was primarily due to purchases of marketable securities of $199.3 million, purchases of property and equipment of $35.9 million, and capitalized internal-use software of $6.8 million, partially offset by maturities of marketable securities of $100.0 million.
Net cash used in investing activities during fiscal 2018 of $28.3 million was primarily due to purchases of property and equipment of $22.9 million, capitalization of internal-use software of $6.5 million, cash used in business combinations of $6.5 million, and the purchase of marketable securities of $9.6 million, partially offset by maturities of marketable securities of $17.5 million.
Financing Activities

Net cash provided by financing activities of $706.1 million during fiscal 2020 was primarily due to our IPO. On June 14, 2019, we closed our IPO in which we sold 20,700,000 shares of Class A common stock. The shares were sold at a public offering price of $34.00 per share for net proceeds of $665.1 million, after deducting underwriters’ discounts and commissions. In addition, there were proceeds from the exercise of stock options of $21.5 million, proceeds from issuance of common stock under the employee stock purchase plan of $12.4 million, proceeds from issuance of common stock upon exercise of early exercisable stock options of $10.3 million and $2.3 million in claims settlement under Section 16(b) of the Securities Exchange Act of 1934, partially offset by payments of deferred offering costs in the amount of $5.9 million. In December 2019, a security holder paid us $2.3 million to settle a claim under Section 16(b) of the Securities Exchange Act of 1934. Section 16(b) requires certain persons and entities whose securities trading activities result in “short swing” profits to repay such profits to the issuer of the security. This payment was recorded as an increase to stockholders’ equity and as cash provided by financing activities in our consolidated statement of cash flows for the fiscal year ended January 31, 2020.
Net cash provided by financing activities of $190.4 million during fiscal 2019 was primarily due to $206.9 million in net proceeds from the issuance of our Series E redeemable convertible preferred stock, $10.0 million in proceeds from our revolving line of credit, and $3.9 million from the exercise of stock options, partially offset by a repayment on our line of credit of $20.0 million, a repayment on our outstanding bank loan of $6.2 million, the repurchase of stock options of $2.3 million, and payments of indemnity holdback and contingent consideration of $2.1 million.
Net cash provided by financing activities of $126.8 million during fiscal 2018 was primarily due to $130.4 million in net proceeds from the issuance of shares of our Series D and Series D-1 redeemable convertible preferred stock, $10.0 million in proceeds from our revolving line of credit, $3.7 million from the exercise of stock options, and the repayment of notes receivable from related parties of $2.4 million, partially offset by a repayment on our outstanding bank loan of $19.3 million.

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
The Credit Agreement is collateralized by substantially all of our current and future property, rights, and assets, including, but not limited to, cash, goods, equipment, contractual rights, financial assets, and intangible assets of the Company and our subsidiaries. The Credit Agreement contains covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The Credit Agreement also contains financial covenants requiring us to maintain the year-over-year growth rate of our ordinary course recurring subscription revenue above specified rates and to maintain minimum liquidity at specified levels. The Credit Agreement also contains events of default that include, among others, non-payment of principal, interest, or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, and material judgments. We were in compliance with all covenants as of January 31, 2020.
No amounts were outstanding under the Credit Agreement as of January 31, 2020.
Strategic Investments
In July 2019, we agreed to commit up to $10.0 million to a newly formed entity, CrowdStrike Falcon Fund LLC (“Falcon Fund”), in exchange for 50% of the sharing percentage of any distribution by Falcon Fund. Additionally, entities associated with Accel, a holder of more than 5% of our capital stock, also agreed to commit up to $10.0 million to Falcon Fund and collectively own the remaining 50% of the sharing percentage of Falcon Fund. Falcon Fund is in the business of purchasing, selling, investing and trading in minority equity and convertible debt securities of privately-held companies that develop applications that have potential for substantial contribution to CrowdStrike and its platform. Falcon Fund has a duration of ten years which may be extended for three additional years. At dissolution, Falcon Fund will be liquidated and the remaining assets will be distributed to the investors based on their sharing percentage. As of January 31, 2020, we have made a contribution to Falcon Fund totaling $0.5 million. This $0.5 million and the matching $0.5 million contribution by Accel has been invested in the Series B preferred stock of a private company that develops and sells a SaaS-based cyber hygiene product.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of January 31, 2020 and the fiscal years in which these obligations are due:

		Payments Due by Fiscal Year
	Total	2021	2022	2023	2024	2025	Thereafter
	(in thousands)
Operating leases(1)	$50,686	$9,958	$9,869	$9,377	$9,370	$8,441	$3,671
Data center commitments(2)	166,000	63,511	76,491	10,207	9,832	2,723	3,236
Other purchase obligations(3)	32,327	19,960	12,240	57	57	13	—
Total	$249,013	$93,429	$98,600	$19,641	$19,259	$11,177	$6,907

______________________________
(1)Relates to our facilities worldwide.
(2)Relates to non-cancelable commitments to data center vendors.
(3)Relates to non-cancelable purchase commitments with various parties to purchase products and services entered into in the normal course of business.
Indemnification
Our subscription agreements contain standard indemnification obligations. Pursuant to these agreements, we will indemnify, defend, and hold the other party harmless with respect to a claim, suit, or proceeding brought against the other party by a third party alleging that our intellectual property infringes upon the intellectual property of the third party, or results from a breach of our representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. Typically, these indemnification provisions do not provide for a maximum potential amount of future payments we could be required to make. However, in the past we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on our consolidated balance sheet as of January 31, 2020 or January 31, 2019.
We also indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited. However, our director and officer insurance policy limits our exposure and enables us to recover a portion of any future amounts paid. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on our consolidated balance sheet as of January 31, 2020 or January 31, 2019.
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
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based upon our financial statements and notes to our financial statements, which were prepared in accordance with GAAP. The preparation of the financial statements requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our management evaluates our estimates on an ongoing basis, including those related to the allowance for doubtful accounts, the carrying value and useful lives of long-lived assets, the fair value of financial instruments, the recognition and disclosure of contingent liabilities, income taxes, and stock-based compensation. We base our estimates and judgments on our historical experience, knowledge of factors affecting our business and our belief as to what could occur in the future considering available information and assumptions that are believed to be reasonable under the circumstances.
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
The critical accounting estimates, assumptions and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
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
The adoption of ASC 606 had no impact on net cash provided by or used in operating, investing, or financing activities in our consolidated statements of cash flows for the year ended January 31, 2020. As a result of adopting ASC 606 effective February 1, 2019, our commissions expense for the year ended January 31, 2020 was $21.7 million lower than it would have been under ASC 605, respectively.
Under ASC 606, we report our revenues in two categories: (i) subscriptions and (ii) professional services.
Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
We determine revenue recognition through the following steps:
(1)Identification of the contract, or contracts, with a customer
We consider the terms and conditions of contracts with customers and our customary business practices in identifying contracts under ASC 606. We determine we have a contract with a customer when the contract is approved, each party’s rights regarding the services to be transferred can be identified, payment terms for the services can be identified, we have determined that the customer has the ability and intent to pay, and the contract has commercial substance. We apply judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
(2)Identification of the performance obligations in the contract
Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, meaning that the customer can benefit from the service either on its own or together with other resources that are readily available from us or from third parties, and are distinct in the context of the contract, meaning that the transfer of the services is separately identifiable from other promises in the contract. Our performance obligations in our contracts with customers consist of (i) subscription and support services and (ii) professional services.
(3)Determination of the transaction price
The transaction price is determined based on the consideration to which we are expected to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of our contracts contains a significant financing component.
(4)Allocation of the transaction price to the performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”).
(5)Recognition of revenue when, or as, we satisfy a performance obligation
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised service to the customer. Revenue is recognized when control of the services is transferred to the customer, in an amount that reflects the consideration expected to be received in exchange for those services. We generate all our revenue from contracts with customers.

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
If subscriptions do not meet certain service level commitments, our customers are entitled to receive service credits, and in certain cases, refunds, each representing a form of variable consideration. We have historically not experienced any significant incidents affecting the defined levels of reliability and performance as required by our subscription contracts. Accordingly, any estimated refunds related to these agreements in the consolidated financial statements is not material during the periods presented.
We provide rebates and other credits within our contracts with certain resellers, which are estimated based on the most likely amounts expected to be earned or claimed on the related sales transaction. Overall, the transaction price is reduced to reflect our estimate of the amount of consideration to which we are entitled based on the terms of the contract. Estimated rebates and other credits were not material during the periods presented.
Stock-Based Compensation
We account for stock-based awards granted to employees and directors based on the awards’ estimated grant date fair value. We estimate the fair value of our stock options using the Black-Scholes option-pricing model. The resulting fair value is recognized on a straight-line basis over the period during which the employee or director is required to provide service in exchange for the award, usually the vesting period, which is generally four years. We account for forfeitures as they occur.
Prior to our adoption of ASU 2018-07, stock-based awards issued to non-employees were accounted for at fair value determined by using the Black-Scholes option-pricing model. We believe that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock-based award is remeasured each period until a commitment date is reached, which is generally the vesting date. We early adopted ASU 2018-07 on February 1, 2019 and began accounting for stock-based awards issued to non-employees the same as we account for stock-based awards issued to employees. The effect on our consolidated financial statements for the year ended January 31, 2020 was not material.

Restricted stock units (“RSUs”) granted under the 2011 Plan are subject to a service-based vesting condition and a performance-based vesting condition. The service-based vesting condition is generally satisfied based on one of three vesting schedules: (i) vesting of one-fourth of the RSUs on the first “Company vest date” (defined as March 20, June 20, September 20, or December 20) on or following the one-year anniversary of the vesting commencement date with the remainder of the RSUs vesting in twelve equal quarterly installments thereafter, subject to continued service, (ii) vesting in sixteen equal quarterly installments beginning on December 20, 2018, subject to continued service, or (iii) vesting in eight equal quarterly installments beginning on December 20, 2022, subject to continued service. The performance-based vesting condition is satisfied on the earlier of (i) a change in control, in which the consideration paid to holders of shares is either cash, publicly traded securities, or a combination thereof, or (ii) our first vest date to occur following the expiration of the lock-up period upon an IPO, subject to continued service through such change in control or lock-up expiration, as applicable. None of the RSUs vest unless the performance-based vesting condition is satisfied. Upon the completion of the IPO, the performance-based vesting condition was met and we recognized $17.3 million of deferred expense related to RSUs as of that date in our consolidated statement of operations. Upon its IPO, the Company began issuing RSUs to its employees that generally have only a service condition. The valuation of such RSUs is based solely on the fair value of the Company’s stock price on the date of grant.

Performance-based stock units (“PSUs”) granted under the 2019 Plan are subject to a performance-based vesting condition. With regard to the performance conditions, the fair value of new or modified awards is equal to the grant date fair market value of our common stock. PSUs generally vest over a four-year period based on the achievement of specified performance targets for the fiscal year ended January 31, 2020 and subject to continued service through the applicable vesting dates. The compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied.
Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations.
Strategic Investments
In July 2019, we agreed to commit up to $10.0 million to a newly formed entity, CrowdStrike Falcon Fund LLC (“Falcon Fund”) in exchange for 50% of the sharing percentage of any distribution by Falcon Fund. Entities associated with Accel, a holder of more than 5% of the our capital stock, also agreed to commit up to $10.0 million to Falcon Fund, and collectively own the remaining 50% of the sharing percentage of Falcon Fund. Falcon Fund is in the business of purchasing, selling, investing and trading in minority equity and convertible debt securities of privately-held companies that develop applications that have potential for substantial contribution to CrowdStrike and its platform. We are the manager of the Falcon Fund and control the investment decisions and day-to-day operations and accordingly consolidate the Falcon Fund. Falcon Fund has a duration of ten years and may be extended for three additional years. At dissolution, Falcon Fund will be liquidated and the remaining assets will be distributed to the investors based on their respective sharing percentage.
During the year ended January 31, 2020, both CrowdStrike and Accel had made a contribution to Falcon Fund totaling $0.5 million each. The total of $1.0 million has been invested in the Series B preferred stock of a private company that develops and sells a SaaS-based cyber hygiene product.
We have elected the measurement alternative for the non-marketable equity investments of the Falcon Fund where eligible. Under the measurement alternative, the equity investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The non-marketable equity investments of the Falcon Fund are valued using significant unobservable inputs or data in inactive markets which requires judgment due to the absence of market prices and inherent lack of liquidity. As a result, there could be volatility in the our consolidated statements of operations in future periods due to the valuation and timing of identical or similar investments of the same issuer.

Income Taxes
We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial statement and tax basis of assets and liabilities and net operating loss and credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
We account for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We establish a liability for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. We record an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on our tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The liability is adjusted considering changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of liability provisions and changes to the liability that are considered appropriate. We maintain a full valuation allowance against our deferred tax assets in the United States and the U.K., the changes resulted in no additional tax expense during the year ended January 31, 2020. We do not expect that changes in the liability for unrecognized tax benefits for the next twelve months will have a material impact on our consolidated financial statements.
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
Recently Issued Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies”, of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about the impact of certain recent accounting pronouncements on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in corporate debt securities and money market funds. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of January 31, 2020, we had cash and cash equivalents of $264.8 million and marketable securities of $647.3 million. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. As of January 31, 2020, the effect of a hypothetical 100 basis point change in interest rates would have changed the fair value of our investment portfolio by $8.9 million.
Foreign Currency Risk
To date, all of our sales contracts have been denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Australian Dollar, and Euro. The functional currency of our foreign subsidiaries is that country’s local currency. Foreign currency transaction gains and losses are recorded to Other income (expense), net. As of January 31, 2020, the cumulative foreign currency exchange rate loss recorded in other comprehensive income (loss) was $0.4 million. A hypothetical 10% decrease in the U.S. dollar against other currencies would have resulted in an increase in operating loss of approximately $12.4 million for the year ended January 31, 2020. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	80
Consolidated Financial Statements:
Consolidated Balance Sheets as of January 31, 2020 and 2019	81
Consolidated Statements of Operations for the years ended January 31, 2020, 2019 and 2018	82
Consolidated Statements of Comprehensive Loss for the years ended January 31, 2020, 2019 and 2018	83
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended January 31, 2020, 2019 and 2018	84
Consolidated Statements of Cash Flows for the years ended January 31, 2020, 2019 and 2018	85
Notes to Consolidated Financial Statements	86

The supplementary financial information required by this Item 8, is included in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Quarterly Results of Operations,” which is incorporated herein by reference.	67

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of CrowdStrike Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of CrowdStrike Holdings, Inc. and its subsidiaries (the “Company”) as of January 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”).
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2020.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 23, 2020
We have served as the Company’s auditor since 2016.

CrowdStrike Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	January 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$264,798	$88,408
Marketable securities	647,266	103,247
Accounts receivable, net of allowance for doubtful accounts of $1.1 million and $1.0 million as of January 31, 2020 and January 31, 2019, respectively	164,987	92,476
Deferred contract acquisition costs, current	42,971	28,847
Prepaid expenses and other current assets	51,614	18,410
Total current assets	1,171,636	331,388
Strategic investments	1,000	—
Property and equipment, net	136,078	73,735
Deferred contract acquisition costs, noncurrent	71,235	9,918
Goodwill	7,722	7,947
Intangible assets, net	527	1,048
Other assets	16,708	9,183
Total assets	$1,404,906	$433,219
Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,345	$6,855
Accrued expenses	30,355	32,541
Accrued payroll and benefits	36,810	19,284
Deferred revenue	412,985	218,700
Other current liabilities	11,601	4,040
Total current liabilities	493,096	281,420
Deferred revenue, noncurrent	158,183	71,367
Other liabilities, noncurrent	11,020	10,313
Total liabilities	662,299	363,100
Commitments and contingencies (Note 11)
Redeemable Convertible Preferred Stock
Redeemable convertible preferred stock, $0.0005 par value; no shares and 137,419 shares authorized as of January 31, 2020 and January 31, 2019, respectively; no shares and 131,268 shares issued and outstanding as of January 31, 2020 and January 31, 2019, respectively; liquidation preference $0 and $545,000 as of January 31, 2020 and January 31, 2019, respectively	—	557,912
Stockholders’ Equity (Deficit)
Preferred stock, $0.0005 par value; 100,000 shares and no shares authorized as of January 31, 2020 and January 31, 2019, respectively; no shares issued and outstanding as of January 31, 2020 and January 31, 2019	—	—
Common stock, $0.0005 par value; no shares authorized, issued, or outstanding as of January 31, 2020, 220,000 shares authorized and 47,421 issued and outstanding as of January 31, 2019	—	24
Class A common stock, $0.0005 par value; 2,000,000 shares and no shares authorized as of January 31, 2020 and January 31, 2019, respectively; 107,666 shares, and no shares issued and outstanding as of January 31, 2020 and January 31, 2019, respectively; Class B common stock, $0.0005 par value; 300,000 shares and no shares authorized as of January 31, 2020 and January 31, 2019, respectively; 105,282 shares, and no shares issued and outstanding as of January 31, 2020 and January 31, 2019, respectively	106	—
Additional paid-in capital	1,378,479	31,211
Accumulated deficit	(637,487)	(519,126)
Accumulated other comprehensive income	1,009	98
Total CrowdStrike Holdings, Inc. stockholders’ equity (deficit)	742,107	(487,793)
Non-controlling interest	500	—
Total stockholders’ equity (deficit)	742,607	(487,793)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$1,404,906	$433,219
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2020	2019	2018
Revenue
Subscription	$436,323	$219,401	$92,568
Professional services	45,090	30,423	26,184
Total revenue	481,413	249,824	118,752
Cost of revenue
Subscription	112,474	69,208	39,857
Professional services	29,153	18,030	14,629
Total cost of revenue	141,627	87,238	54,486
Gross profit	339,786	162,586	64,266
Operating expenses
Sales and marketing	266,595	172,682	104,277
Research and development	130,188	84,551	58,887
General and administrative	89,068	42,217	32,542
Total operating expenses	485,851	299,450	195,706
Loss from operations	(146,065)	(136,864)	(131,440)
Interest expense	(442)	(428)	(1,648)
Other income (expense), net	6,725	(1,418)	(1,473)
Loss before provision for income taxes	(139,782)	(138,710)	(134,561)
Provision for income taxes	(1,997)	(1,367)	(929)
Net loss	(141,779)	(140,077)	(135,490)
Accretion of redeemable convertible preferred stock	—	—	(5,853)
Net loss attributable to Class A and Class B common stockholders, basic and diluted	$(141,779)	$(140,077)	$(141,343)
Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.96)	$(3.12)	$(3.38)
Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	148,062	44,863	41,876
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2020	2019	2018
Net loss	$(141,779)	$(140,077)	$(135,490)
Other comprehensive income (loss):
Foreign currency translation adjustments	(410)	(878)	977
Unrealized gain on available-for-sale securities, net of tax	1,321	6	8
Other comprehensive income (loss)	911	(872)	985
Comprehensive loss	$(140,868)	$(140,949)	$(134,505)
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balances at January 31, 2017	95,729	$214,728	40,498	$20	$—	$(243,458)	$(15)	$—	$(243,453)
Issuance of Series D redeemable convertible preferred stock, net of issuance costs of $187	17,570	99,813	—	—	—	—	—	—	—
Issuance of Series D-1 redeemable convertible preferred stock, net of issuance costs of $78	5,394	30,622	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	2,363	2	1,418	—	—	—	1,420
Issuance of common stock related to early exercised options	—	—	1,370	—	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	574	—	—	—	574
Stock-based compensation expense	—	—	—	—	12,343	—	—	—	12,343
Accretion of redeemable convertible preferred stock	—	5,853	—	—	(5,853)	—	—	—	(5,853)
Net loss	—	—	—	—	—	(135,490)	—	—	(135,490)
Other comprehensive income	—	—	—	—	—	—	985	—	985
Balances at January 31, 2018	118,693	$351,016	44,231	$22	$8,482	$(378,948)	$970	$—	$(369,474)
Cumulative effect of accounting change	—	—	—	—	101	(101)	—	—	—
Issuance of Series E and Series E-1 redeemable convertible preferred stock, net of issuance costs of $104	12,575	206,896	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	3,046	2	3,910	—	—	—	3,912
Issuance of common stock related to early exercised options	—	—	38	—	—	—	—	—	—
Issuance of common stock	—	—	106	—	—	—	—	—	—
Vesting of early exercised options	—	—		—	543	—	—	—	543
Stock-based compensation expense	—	—	—	—	20,505	—	—	—	20,505
Repurchase of stock options	—	—	—	—	(2,330)	—	—	—	(2,330)
Net loss	—	—	—	—	—	(140,077)	—	—	(140,077)
Other comprehensive loss	—	—	—	—	—	—	(872)	—	(872)
Balances at January 31, 2019	131,268	$557,912	47,421	$24	$31,211	$(519,126)	$98	$—	$(487,793)
Cumulative effect of accounting change- ASC 606	—	—	—	—	—	23,418	—	—	23,418
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	20,700	11	659,207	—	—	—	659,218
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(131,268)	(557,912)	131,268	66	557,846	—	—	—	557,912
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	10,559	—	—	—	10,559
Net exercise of common stock warrants	—	—	322	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	10,645	5	21,507	—	—	—	21,512
Issuance of common stock under RSU release	—	—	1,127	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	428	—	12,365	—	—	—	12,365
Issuance of common stock related to early exercised options	—	—	1,037	—	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	2,704	—	—	—	2,704
Stock-based compensation expense	—	—	—	—	79,940	—	—	—	79,940
Capitalized stock-based compensation	—	—	—	—	857	—	—	—	857
Settlement related to stockholders short-swing trade profit	—	—	—	—	2,283	—	—	—	2,283
Net loss	—	—	—	—	—	(141,779)	—	—	(141,779)
Non-controlling interest	—	—	—	—	—	—	—	500	500
Unrealized net gain on available-for-sale-securities, net of tax	—	—	—	—	—	—	1,321	—	1,321
Foreign currency translation adjustments	—	—	—	—	—	—	(410)	—	(410)
Balances at January 31, 2020	—	$—	212,948	$106	$1,378,479	$(637,487)	$1,009	$500	$742,607
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2020	2019	2018
Operating activities
Net loss	$(141,779)	$(140,077)	$(135,490)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,026	14,815	7,111
Loss on disposal of fixed assets	—	191	—
Amortization of intangible assets	487	583	628
Amortization of deferred contract acquisition costs	35,459	28,642	12,481
Change in fair value of redeemable convertible preferred stock warrant liability	6,022	3,576	264
Provision for bad debts	556	551	400
Stock-based compensation expense	79,940	20,505	12,343
Accretion of marketable securities purchased at a discount	(1,247)	(1,152)	—
Non-cash interest expense	435	98	1,036
Other non-cash charges	(427)	—	—
Changes in operating assets and liabilities, net of business combinations
Accounts receivable	(73,067)	(33,413)	(35,268)
Deferred contract acquisition costs	(86,594)	(45,073)	(25,338)
Prepaid expenses and other assets	(43,467)	(5,819)	(12,718)
Accounts payable	(6,570)	(2,403)	7,136
Accrued expenses and other current liabilities	9,173	3,564	16,603
Accrued payroll and benefits	17,526	971	9,005
Deferred revenue	280,768	131,117	82,169
Other liabilities, noncurrent	(298)	356	872
Net cash provided by (used in) operating activities	99,943	(22,968)	(58,766)
Investing activities
Purchases of property and equipment	(80,198)	(35,851)	(22,906)
Capitalized internal-use software	(7,289)	(6,794)	(6,542)
Purchase of strategic investments	(1,000)	—	—
Business combinations, net of cash acquired	—	—	(6,471)
Acquisition of intangible assets	—	—	(307)
Purchases of marketable securities	(779,701)	(199,335)	(9,559)
Proceeds from sales of marketable securities	9,581	—	—
Maturities of marketable securities	228,976	99,950	17,455
Net cash used in investing activities	(629,631)	(142,030)	(28,330)
Financing activities
Proceeds from the issuance of common stock upon initial public offering, net of underwriting discounts	665,092	—	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	206,896	130,435
Repayment of loan payable	—	(6,158)	(19,324)
Proceeds from revolving line of credit	—	10,000	10,000
Repayment of revolving line of credit	—	(20,000)	—
Issuance of notes receivable to related parties	—	—	(370)
Repayment of notes receivable from related parties	—	198	2,389
Payments of contingent consideration	—	(242)	—
Payments of indemnity holdback	—	(1,887)	—
Repurchase of stock options	—	(2,330)	—
Payments of deferred offering costs	(5,872)	—	—
Proceeds from issuance of common stock upon exercise of stock options	21,512	3,912	3,701
Proceeds from the issuance of common stock upon exercise of early exercisable stock options	10,264	—	—
Proceeds from issuance of common stock under the employee stock purchase plan	12,365	—	—
Settlement related to stockholder short-swing trade profit	2,283	—	—
Capital contributions from non-controlling interest holders	500	—	—
Net cash provided by financing activities	706,144	190,389	126,831
Effect of foreign exchange rates on cash and cash equivalents	(66)	(162)	618
Net increase in cash and cash equivalents	176,390	25,229	40,353
Cash and cash equivalents, beginning of period	88,408	63,179	22,826
Cash and cash equivalents, end of period	$264,798	$88,408	$63,179
Supplemental disclosure of cash flow information:
Interest paid	$7	$449	$1,648
Income taxes paid	$1,862	$1,394	$107
Supplemental disclosure of non-cash investing and financing activities:
Indemnity holdback consideration associated with business combinations	$—	$—	$1,799
Contingent consideration associated with business combinations	$—	$474	$635
Conversion of redeemable convertible preferred stock to common stock	$557,912	$—	$—
Conversion of redeemable convertible preferred stock warrant liabilities reclassified to additional paid-in capital	$10,559	$—	$—
Net (decrease) increase in deferred offering costs, accrued but not paid	$(2,858)	$2,858	$—
Net (decrease) increase in property and equipment included in accounts payable and accrued expenses	$(3,193)	$3,004	$3,482
Accretion of redeemable convertible preferred stock	$—	$—	$5,853
Vesting of early exercised stock options	$2,704	$543	$574
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
1. Description of Business and Basis of Presentation
Business
CrowdStrike Holdings, Inc. (the “Company”) was formed on November 7, 2011. The Company provides a leading cloud-delivered solution for next-generation endpoint protection that offers 11 cloud modules on its Falcon platform via a software as a service (“SaaS”) subscription-based model that spans multiple large security markets, including endpoint security, security and IT operations (including vulnerability management), and threat intelligence. The Company is headquartered in Sunnyvale, California. The Company conducts its business in the United States, as well as locations internationally, including in Australia, Germany, India, Romania, and the United Kingdom.
Initial Public Offering
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles in the United States of America (“U.S. GAAP”). Effective February 1, 2019, the Company adopted the
Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”) as discussed in Note 2 below. Prior periods were not retrospectively restated, and accordingly, the consolidated balance sheet as of January 31, 2019, and the consolidated statements of operations for the years ended January 31, 2019 and 2018 were prepared using the prior revenue recognition standard referred to as ASC 605.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
JOBS Act Accounting Election
The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). An EGC may take advantage of specified reduced reporting requirements that are otherwise applicable generally to public companies, including, but not limited to, delayed adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s consolidated financial statements and accompanying notes. These estimates are based on information available as of the date of the consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Actual results may differ from these estimates and such difference could be material to the Company’s consolidated financial statements.
Estimates and assumptions used by management affect revenue recognition, the allowance for doubtful accounts, the carrying value and useful lives of long-lived assets, the fair values of financial instruments and strategic investments, the period of benefit for deferred contract acquisition costs, the recognition and disclosure of contingent liabilities, income taxes, stock-based compensation, and for the periods prior to the Company’s IPO, the fair value of common stock and redeemable convertible preferred stock warrants.
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
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities, accounts receivable, and strategic investments. The Company’s cash is placed with high-credit-quality financial institutions and issuers, and at times exceed federally insured limits. The Company limits its concentration of risk in cash equivalents and marketable securities by diversifying its investments among a variety of industries and issuers. The Company has not experienced any credit loss relating to its cash equivalents, marketable securities, and strategic investments. The Company performs periodic credit evaluations of its customers and generally does not require collateral.
Channel partners or direct customers who represented 10% or more of the Company’s accounts receivable were as follows:

	January 31,
	2020	2019
Channel partner A	11%	9%
Channel partner B	10%	2%
Customer A	—%	10%
Customer B	20%	19%
Channel partners who represented 10% or more of the Company’s total revenue were as follows:

	Year Ended January 31,
	2020	2019	2018
Channel partner A	10%	15%	15%
There were no direct customers who represented 10% or more of the Company’s total revenue during the years ended January 31, 2018, January 31, 2019, and January 31, 2020.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Cash Equivalents and Marketable Securities
The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. Cash equivalents as of January 31, 2019 and January 31, 2020 consisted of corporate debt securities and money market funds stated at fair value. The Company classifies investments in marketable securities as available-for-sale securities at the time of purchase and re-evaluates the designations as of each balance sheet date. The Company classifies its available-for-sale securities as short-term investments based on their nature and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, included in accumulated other comprehensive income (loss). Unrealized losses are recorded in Other income (expense), net, for declines in fair value below the cost of an individual investment that is deemed to be other-than-temporary. The Company did not identify any marketable securities as other-than-temporarily impaired as of January 31, 2020 and January 31, 2019. The Company determines realized gains or losses on the sale of marketable securities on a specific identification method and records such gains or losses in Other income (expense), net. Marketable securities as of January 31, 2020 and January 31, 2019 consisted of corporate debt securities and U.S. treasury securities.
Strategic Investments
In July 2019, the Company agreed to commit up to $10.0 million to a newly formed entity, CrowdStrike Falcon Fund LLC (“Falcon Fund”) in exchange for 50% of the sharing percentage of any distribution by Falcon Fund. Entities associated with Accel, a holder of more than 5% of the Company’s capital stock, also agreed to commit up to $10.0 million to Falcon Fund, and collectively own the remaining 50% of the sharing percentage of Falcon Fund. Falcon Fund is in the business of purchasing, selling and investing in minority equity and convertible debt securities of privately-held companies that develop applications that have potential for substantial contribution to CrowdStrike and its platform. The Company is the manager of the Falcon Fund and controls the investment decisions and day-to-day operations and accordingly has consolidated the Falcon Fund. Falcon Fund has a duration of ten years and may be extended for three additional years. At dissolution, Falcon Fund will be liquidated and the remaining assets will be distributed to the investors based on their respective sharing percentage.
During the year ended January 31, 2020, both CrowdStrike and Accel had made a contribution to Falcon Fund of $0.5 million each. The total contribution of $1.0 million has been invested in the Series B preferred stock of a private company that develops and sells a SaaS-based cyber hygiene product.
The Company has elected the measurement alternative for the non-marketable equity investments of the Falcon Fund where eligible. Under the measurement alternative, the carrying value of the strategic investments is adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. All gains and losses on strategic investments, realized and unrealized, are recognized in Other income (expense), net. Strategic investments are classified within Level 3 in the fair value hierarchy when a remeasurement occurs based on price changes from observable transactions of identical or similar securities of the same issuer or for impairment. The fair value is estimated based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the investments. The Company classifies the investments in Falcon Fund as a non-current asset called Strategic Investments on the Consolidated Balance Sheets as of January 31, 2020. There have been no realized or unrealized gains or losses on the strategic investments during the year ended January 31, 2020.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash equivalents, marketable securities, strategic investments, accounts receivable, accounts payable, accrued expenses, and the redeemable convertible preferred stock warrant liability. The carrying values of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term nature. Refer to Note 3, Fair Value Measurements and Marketable Securities regarding the fair value of the Company’s marketable securities and non-marketable securities.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The Company reports the redeemable convertible preferred stock warrant liability at fair value (see Note 3, Fair Value Measurements). The warrants issued by the Company for redeemable convertible preferred stock in January 2015, December 2016, and March 2017 (see Note 7, Redeemable Convertible Preferred Stock) have been recorded as a liability based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the liability. The fair value of the warrants was determined using the Black-Scholes option-pricing model, which is affected by changes in inputs to that model including the Company’s stock price, expected stock price volatility, risk-free rate, and contractual term. Immediately prior to the closing of the IPO on June 14, 2019, the redeemable convertible preferred stock warrants converted into 336,386 warrants to purchase Class B common stock on a one-to-one basis. The redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital upon the closing of the IPO.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are stated at their net realizable value, net of allowance for doubtful accounts. The Company has a well-established collections history from its customers. Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral from its customers; however, the Company may require payment prior to commencing service in certain instances to limit credit risk. The Company records allowance for doubtful accounts based on management’s assessment of the collectability of accounts. Management regularly reviews the adequacy of the allowance for doubtful accounts by considering the age of each outstanding invoice, each customer’s expected ability to pay, and the collection history with each customer, when applicable, to determine whether the allowance is appropriate. Amounts deemed uncollectible are written off against the allowance for doubtful accounts. As of January 31, 2020 and January 31, 2019, the allowance for doubtful accounts was $1.1 million and $1.0 million, respectively.
Deferred Offering Costs
Deferred offering costs of $2.9 million were recorded within other assets on the consolidated balance sheet as of January 31, 2019, and consist of expenses incurred in connection with the Company’s IPO, including legal, accounting, printing, and other IPO-related costs. Subsequent to January 31, 2019, the Company capitalized an additional $3.0 million of offering costs. Upon the close of the IPO on June 14, 2019, all of these deferred offering costs were reclassified to stockholders’ equity and recorded against the proceeds from the offering. As of January 31, 2020, the Company had paid all $5.9 million of these deferred offering costs.
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
Expenditures for routine maintenance and repairs are charged to operating expense as incurred. Major renewals and improvements are capitalized and depreciated over their estimated useful lives. Upon retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is recorded in operating expenses in the consolidated statement of operations.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Capitalized Internal-Use Software
The Company capitalizes certain development costs incurred in connection with its internal-use software. These capitalized costs are primarily related to the Company’s cloud-delivered solution for next-generation endpoint protection. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as property and equipment, net. Maintenance and training costs are expensed as incurred. Internal-use software is amortized to cost of revenue on a straight-line basis over its estimated useful life of three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments of internal-use software during the years ended January 31, 2020, January 31, 2019, and January 31, 2018. The Company capitalized $8.1 million, $6.8 million, and $6.5 million in internal-use software during the years ended January 31, 2020, January 31, 2019, and January 31, 2018, respectively. Amortization expense associated with internal-use software totaled $6.2 million, $5.2 million and $3.2 million during the years ended January 31, 2020, January 31, 2019, and January 31, 2018, respectively. The net book value of capitalized internal-use software was $13.4 million and $11.5 million as of January 31, 2020 and January 31, 2019, respectively.
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
Deferred Contract Acquisition Costs
Prior to the adoption of ASC606, sales commissions associated with the Falcon platform were amortized over the contract term and sales commissions associated with professional service contracts were expensed as incurred. Under ASC 606, the Company capitalizes contract acquisition costs that are incremental to the acquisition of customer contracts. Contract acquisition costs are accrued and capitalized upon execution of the sales contract by the customer. Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to channel partners, paid upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years while commissions paid for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contract are amortized ratably over an estimated period of benefit of six months. The Company capitalized contract acquisition costs of $86.6 million under ASC606, and $45.1 million prior to the adoption of ASC606, during the years ended January 31, 2020 and January 31, 2019, respectively. Contract acquisition cost amortization expense was $35.5 million under ASC 606 during the year ended January 31, 2020 and $28.6 million and $12.5 million under ASC 605, during the years ended January 31, 2019, and January 31, 2018, respectively.
Impairment of Long-Lived Assets
The Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset (or asset group) may not be recoverable. Events and changes in circumstances considered by the Company in determining whether the carrying value of long-lived assets may not be recoverable, include, but are not limited to: significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, and changes in the Company’s business strategy. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (an “asset group”). An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition is less than its carrying amount. No impairment indicators were identified by the Company and no impairment losses were recorded by the Company during the years ended January 31, 2020, January 31, 2019, and January 31, 2018.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Deferred Revenue
The deferred revenue balance consists of subscription and professional services which have been invoiced upfront and are recognized as revenue only when the revenue recognition criteria are met. The Company’s subscription contracts are typically invoiced to its customers at the beginning of the term, or in some instances, such as in multi-year arrangements, in installments. Professional services are either invoiced upfront, invoiced in installments, or invoiced as the services are performed. Accordingly, the Company’s deferred revenue balance does not include revenues for future years of multi-year non-cancellable contracts that have not yet been billed.
The Company recognizes subscription revenue ratably over the contract term beginning on the commencement date of each contract, the date that services are made available to customers. The Company recognizes professional services revenue as services are delivered. Once services are available to customers, the Company records amounts due in accounts receivable and in deferred revenue. To the extent the Company bills customers in advance of the contract commencement date, the accounts receivable and corresponding deferred revenue amounts are netted to zero on the consolidated balance sheets, unless such amounts have been paid as of the balance sheet date.
Redeemable Convertible Preferred Stock Warrants
Warrants related to the Company’s redeemable convertible preferred stock are classified as liabilities on the Company’s consolidated balance sheet. The warrants are subject to reassessment at each balance sheet date, and any change in fair value is recognized as a component of Other income (expense), net, in the consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the expiration or exercise of the warrants, or upon their automatic conversion into warrants to purchase common stock in connection with a qualified initial public offering (as defined in Note 7, Redeemable Convertible Preferred Stock) such that they qualify for equity classification and no further remeasurement is required.
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
Revenue Recognition – ASC 606
The Company adopted ASC 606 on February 1, 2019, using the modified retrospective transition method. Under this method, results for reporting periods beginning on February 1, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with prior accounting under Topic 605. The Company has shown the effect of applying ASC 606 for the year ended January 31, 2020 in the disclosures below.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The following table summarizes cumulative effect of changes from the adoption of ASC 606 on the Company’s consolidated balance sheets as of February 1, 2019:

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
The following tables summarize the effect of the adoption of ASC 606 on the Company’s select line items included in the consolidated financial statements as of and for the year ended January 31, 2020, as if the previous accounting was in effect:

	January 31, 2020
	As Reported (ASC 606)	Impact of Adoption	Without Adoption (ASC 605)
	(in thousands)
Consolidated Balance Sheet
Assets:
Deferred contract acquisition costs, current	$42,971	$5,309	$48,280
Deferred contract acquisition costs, noncurrent	71,235	(50,958)	20,277
Liabilities:
Accrued expenses	30,355	(218)	30,137
Deferred revenue, current	412,985	(114)	412,871
Stockholders’ Equity:
Accumulated deficit	(637,487)	(45,317)	(682,804)

	Year Ended January 31, 2020
	As Reported (ASC 606)	Impact of Adoption	Without Adoption (ASC 605)
	(in thousands)
Consolidated Statement of Operations
Revenue	$481,413	$(218)	$481,195
Operating expenses:
Sales and marketing	266,595	21,681	288,276
Net loss	(141,779)	(21,899)	(163,678)
Net loss per share, basic and diluted	$(0.96)		$(1.11)

The adoption of ASC 606 had no impact on net cash provided by or used in operating, investing, or financing activities in the Company’s consolidated statement of cash flows for the year ended January 31, 2020.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
In accordance with ASC 606, revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services. To achieve the core principle of this standard, the Company applies the following five steps:
(1)Identify the contract with a customer
The Company considers the terms and conditions of contracts with customers and its customary business practices in identifying contracts under ASC 606. The Company determines it has a contract with a customer when the contract is approved, each party’s rights regarding the services to be transferred can be identified, payment terms for the services can be identified, it has been determined that the customer has the ability and intent to pay, and the contract has commercial substance. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.
(2)Identify the performance obligations in the contract
Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from the Company or from third parties, and are distinct in the context of the contract, whereby the transfer of the services is separately identifiable from other promises in the contract. The Company’s performance obligations consist of (i) subscriptions and (ii) professional services.
(3)Determine the transaction price
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
(4)Allocate the transaction price to performance obligations in the contract
If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price (“SSP”).
(5)Recognize revenue when or as performance obligations are satisfied
Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised service to the customer. Revenue is recognized when control of the services is transferred to the customer, in an amount that reflects the consideration expected to be received in exchange for those services. The Company generates all its revenue from contracts with customers.
Subscription Revenue
The Company’s Falcon Platform technology solutions are subscription, SaaS offerings designed to continuously monitor, share, and mitigate risks from determined attackers. Customers do not have the right to take possession of the cloud-based software platform. Fees are based on several factors, including the solutions subscribed for by the customer and the number of endpoints purchased by the customer. The subscription fees are typically payable within 30 to 60 days after the execution of the arrangement, and thereafter upon renewal or subsequent installment. The Company initially records the subscription fees as deferred revenue and recognizes revenue on a straight-line basis over the term of the agreement.
The typical subscription term is one to three years. Most of the Company’s contracts are non-cancelable over the contractual term. Customers typically have the right to terminate their contracts for cause if the Company fails to perform in accordance with the contractual terms. Some customers have the option to purchase additional subscription at a stated price. These options generally do not provide a material right as they are priced at the Company’s SSP.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
If subscriptions do not meet certain service level commitments, the Company’s customers are entitled to receive service credits, and in certain cases, refunds, each representing a form of variable consideration. The Company has historically not experienced any significant incidents affecting the defined levels of reliability and performance as required by its subscription contracts. Accordingly, any estimated refunds related to these agreements in the consolidated financial statements is not material during the periods presented.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
Advertising
All advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statements of operations. The Company incurred $8.0 million, $3.1 million, and $1.6 million of advertising costs during the years ended January 31, 2020, January 31, 2019, and January 31, 2018, respectively.
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
Prior to the Company’s adoption of ASU 2018-07, stock-based awards issued to non-employees were accounted for at fair value determined by using the Black-Scholes option-pricing model. The Company believes that the fair value of the stock options is more reliably measured than the fair value of the services received. The fair value of each non-employee stock-based award is remeasured each period until a commitment date is reached, which is generally the vesting date. The Company early adopted ASU 2018-07 on February 1, 2019 and began accounting for stock-based awards issued to non-employees the same as it accounts for stock-based awards issued to employees. The effect on the Company’s consolidated financial statements for the year ended January 31, 2020 was not material.
Restricted stock units (“RSUs”) granted under the 2011 Plan are subject to a service-based vesting condition and a performance-based vesting condition. The service-based vesting condition is generally satisfied based on one of three vesting schedules: (i) vesting of one-fourth of the RSUs on the first “Company vest date” (defined as March 20, June 20, September 20, or December 20) on or following the one-year anniversary of the vesting commencement date with the remainder of the RSUs vesting in twelve equal quarterly installments thereafter, subject to continued service, (ii) vesting in sixteen equal quarterly installments beginning on December 20, 2018, subject to continued service, or (iii) vesting in eight equal quarterly installments beginning on December 20, 2022, subject to continued service. The performance-based vesting condition is satisfied on the earlier of (i) a change in control, in which the consideration paid to holders of shares is either cash, publicly traded securities, or a combination thereof, or (ii) the first Company vest date to occur following the expiration of the lock-up period upon an IPO, subject to continued service through such change in control or lock-up expiration, as applicable. None of the RSUs vest unless the performance-based vesting condition is satisfied. Upon the completion of the IPO, the performance-based vesting condition was met and the Company recognized $17.3 million of deferred expense related to RSUs as of that date in its consolidated

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
statement of operations. Upon its IPO, the Company began issuing RSUs to its employees and these RSUs generally have only a service condition. The service-based vesting condition is generally with a vesting term of four years. The valuation of such RSUs is based solely on the fair value of the Company’s stock price on the date of grant. Expense for RSUs that have a service-based condition only are being amortized on a straight-line basis.
Performance-based stock units (“PSUs”) granted under the 2019 Plan are subject to a performance-based vesting condition. With regard to the performance conditions, the fair value of new or modified awards is equal to the grant date fair market value of the Company’s common stock. PSUs vest over a four-year period based on the achievement of specified performance targets for the fiscal year ended January 31, 2020 and subject to continued service through the applicable vesting dates. The compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied.
Business Combinations
The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired users, acquired technology, trade names from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations.
Goodwill and Intangible Assets
The Company evaluates and tests the recoverability of goodwill for impairment at least annually, on January 31, or more frequently if circumstances indicate that goodwill may not be recoverable. The Company performs the impairment testing by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its reporting unit is less than its carrying amount. The Company has one reporting unit. If, after assessing the totality of events or circumstances, the Company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs the first step of a two-step analysis by comparing the book value of net assets to the fair value of the reporting unit. To calculate any potential impairment, the Company compares the fair value of a reporting unit with its carrying amount, including goodwill. Any excess of the carrying amount of the reporting unit’s goodwill over its fair value is recognized as an impairment loss, and the carrying value of goodwill is written down. In assessing the qualitative factors, the Company considers the impact of certain key factors including macroeconomic conditions, industry and market considerations, management turnover, changes in regulation, litigation matters, changes in enterprise value, and overall financial performance. No impairment was recorded during the years ended January 31, 2020, January 31, 2019, or January 31, 2018. The change in goodwill balance during the years ended January 31, 2020 and January 31, 2019 was due to changes in foreign currency exchange rates.
Acquired intangible assets consisting of identifiable intangible assets, were comprised of developed technology, customer relationships, and non-compete agreements resulting from acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated economic lives following the pattern in which the economic benefits of the assets will be consumed which is on a straight-line basis. Acquired intangible assets are presented net of accumulated amortization on the consolidated balance sheets. The Company reviews the carrying amounts of intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company measures the recoverability of intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows it expects the asset to generate. If the Company considers any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. In addition, the Company periodically evaluates the estimated remaining useful lives of long-lived assets to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
Foreign Currency Translation
The functional currencies of the Company’s foreign subsidiaries are each country’s local currency. Assets and liabilities of the subsidiaries are translated into U.S. Dollars at exchange rates in effect at the reporting date. Amounts classified in stockholders’ equity (deficit) are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in accumulated other comprehensive income (loss). Foreign currency transaction gains or losses, whether realized or unrealized, are reflected in the consolidated statements of operations within Other income (expense), net, and have not been material for all periods presented.
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
The Company accounts for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes a liability for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company records an income tax liability, if any, for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on the Company’s tax returns. To the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The liability is adjusted considering changing facts and circumstances, such as the outcome of a tax audit. The provision for income taxes includes the impact of liability provisions and changes to the liability that are considered appropriate. As the Company maintains a full valuation allowance against its deferred tax assets in the United States, the changes resulted in no additional tax expense during the years ended January 31, 2020, January 31, 2019, and January 31, 2018. As of January 31, 2020, the Company does not expect that changes in the liability for unrecognized tax benefits for the next twelve months will have a material impact on its consolidated financial statements.
Sales Taxes
When sales and other taxes are billed, such amounts are recorded as accounts receivable with a corresponding increase to other current liabilities, respectively. The balances are then removed from the consolidated balance sheet as cash is collected from the customer and as remitted to the respective tax authority.
Segment and Geographic Information
The Company’s chief operating decision maker (“CODM”) is its chief executive officer. The CODM reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Accordingly, management has determined that the Company operates as one operating and reportable segment. The Company presents financial information about its geographic areas in Note 12 to the consolidated financial statements.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of outstanding stock options, RSUs, PSUs, ESPP obligations, warrants and redeemable convertible preferred stock. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which provides guidance for revenue recognition. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In addition, the guidance requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Subsequently, the FASB has issued the following guidance to amend ASU 2014-09: ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date; ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net); ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, which clarifies narrow aspects of Topic 606 or corrects unintended application of the guidance. The Company must adopt ASU No. 2015-14, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-20 with ASU No. 2014-09, which are referred to collectively as the “new revenue guidance.” On February 1, 2019, the Company adopted ASU No. 2014-09 using the modified retrospective transition method. Under this method, results for reporting periods beginning on February 1, 2019 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 605. The Company recorded a cumulative effect adjustment to the opening accumulated deficit of $23.4 million, net of tax, as of the date of adoption. The change resulted from a $23.7 million reduction in commissions expense that the Company capitalized under Topic 606, but would have been recognized during the prior period as commissions expense under its historical accounting practices under Topic 605 and a $0.3 million reduction in revenue that would have been recognized during the prior period under Topic 605.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set of transferred assets and activities is not a business. On February 1, 2019, the Company adopted ASU No. 2017-01, which did not have a material effect on its consolidated financial statements.
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than the adoption date of Topic 606. On February 1, 2019, the Company adopted ASU No. 2018-07, which did not have a material effect on its consolidated financial statements.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded. On February 1, 2019, the Company adopted ASU No. 2018-02, which did not have a material effect on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU requires that equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) are to be measured at fair value with changes in fair value recognized in net income. The Company may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. This ASU also requires the Company to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted this ASU on February 1, 2019, which did not have a material effect on its consolidated financial statements.
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
The Company will adopt this standard effective February 1, 2020 on a modified retrospective basis and therefore will not restate comparative periods. In addition, the Company intends to elect the following:
•the package of practical expedients which allows for not reassessing 1) whether existing contracts contain leases, 2) the lease classification of existing leases, and 3) whether existing initial direct costs meet the new definition.
•the practical expedient in ASC Subtopic 842-10 to not separate non-lease components from lease components and instead account for each separate lease component and non-lease components associated with that lease component as a single lease component by class of the underlying asset.
•not to recognize right of use assets and lease liabilities for short-term leases, which have a lease term of twelve months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.
The Company is not planning to elect the hindsight practical expedient.
The Company has substantially completed the review of existing real estate leases and has reviewed its vendor arrangements for embedded leases. The present value of its operating lease commitments will be recognized as right-of-use assets and lease liabilities at the later to occur of (i) the adoption date of February 1, 2020 or (ii) the time the Company takes possession of the leased asset, which will have a material impact on its consolidated balance sheet. The Company expects the adoption of this ASU to result in the recognition of total right-of-use assets and a net increase in liabilities of approximately $35.5 million to $39.5 million. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated statements of operations or its consolidated statements of cash flows.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the measurement of goodwill by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This ASU requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company is required to adopt this ASU on February 1, 2021. The Company is currently evaluating the potential impact of this ASU on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company will adopt this ASU effective February 1, 2020 and does not expect such adoption will have a material impact on its consolidated financial statement.
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
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, Income Taxes (Topic 740), which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. As an emerging growth company defined in the JOBS Act, the Company has elected to delay adoption of this ASU until February 1, 2021. The Company is currently assessing the impact of this pronouncement on its consolidated financial statements.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows:

	January 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents(1)
Money market funds	$205,379	$—	$—	$205,379
Corporate debt securities	—	39,940	—	39,940
Total cash equivalents	205,379	39,940	—	245,319
Marketable securities
Corporate debt securities	—	495,022	—	495,022
US Treasury securities	84,431	—	—	84,431
Asset backed securities	—	67,813	—	67,813
Total marketable securities	84,431	562,835	—	647,266
Total assets	$289,810	$602,775	$—	$892,585
______________________________
(1)Included in “Cash and cash equivalents” on the consolidated balance sheets.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements

	January 31, 2019
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets
Cash equivalents(1)
Money market funds	$42,132	$—	$—	$42,132
Corporate debt securities	—	27,941	—	27,941
Total cash equivalents	42,132	27,941	—	70,073
Marketable securities
Corporate debt securities	—	91,796	—	91,796
U.S. treasury securities	11,451	—	—	11,451
Total marketable securities	11,451	91,796	—	103,247
Total assets	$53,583	$119,737	$—	$173,320
Liability
Contingent consideration related to business combinations(2)	$—	$—	$474	$474
Redeemable convertible preferred stock warrant liability(3)	—	—	4,537	4,537
Total liabilities	$—	$—	$5,011	$5,011
______________________________
(1)Included in “Cash and cash equivalents” on the consolidated balance sheets.
(2)The contingent consideration consists of development milestone payments. The fair value of the contingent consideration was estimated by developing the risk-adjusted discounted value as well as discounted probability-weighted expected payments. That measure is based on Level 3 inputs which are significant inputs that are not observable in the market. Key assumptions at the acquisition date included (a) a discount rate range of 3%-3.02% and (b) three probability-adjusted milestone payments, each $0.2 million. As of January 31, 2019, the first milestone payment of $0.2 million had been made. During the year ended January 31, 2020, the remaining milestones were deemed not probable of being paid and the remaining contingent consideration of $0.5 million was written off to Other income (expense), net.
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
There were no transfers between the levels of the fair value hierarchy during the years ended January 31, 2020 or January 31, 2019.
At January 31, 2020 and January 31, 2019, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate. In addition, the securities that had been in continuous unrealized loss position per security type and in aggregate are not material as of January 31, 2020 and January 31, 2019. There were no impairments considered “other-than-temporary” as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The following table presents the contractual maturities of marketable securities as of January 31, 2020:

	Amortized cost	Fair value
	(in thousands)
Due in one year or less	$377,722	$378,408
Due after one year through five years	266,670	267,728
Due after five years through nineteen years	1,127	1,130
	$645,519	$647,266
The following summarizes the changes in strategic investments:

Year Ended January 31
2020
(in thousands)
Total initial cost	$1,000
Cumulative gain	—
Carrying value	$1,000
There was no unrealized gain and loss included as an adjustment to the carrying value related to non-marketable securities as of January 31, 2020.
The following summarizes the changes in the redeemable convertible preferred stock warrant liability, which is classified as a Level 3 instrument:

	Year Ended January 31
	2020	2019	2018
	(in thousands)
Balance at beginning of period	$4,537	$961	$568
Additions	—	—	129
Adjustment resulting from change in fair value recognized in the consolidated statement of operations	6,022	3,576	264
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital upon IPO	(10,559)	—	—
Balance at end of period	$—	$4,537	$961
The fair value of the redeemable convertible preferred stock warrant liability was estimated using the Black-Scholes option-pricing model and was based on significant inputs not observable in the market, and therefore was classified as a Level 3 instrument. The inputs include the Company’s preferred stock price, expected stock price volatility, risk-free interest rate, and contractual term. A loss of $6.0 million, $3.6 million, and $0.3 million was recorded as a component of Other income (expense), net, because of the remeasurement of the redeemable convertible preferred stock warrant liability during the years ended January 31, 2020, January 31, 2019, and January 31, 2018, respectively.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	January 31,
	2020	2019
	(in thousands)
Prepaid expenses	$20,390	$5,982
Prepaid software licenses	16,645	8,408
Prepaid hosting services	8,056	2,915
Other current assets	6,523	1,105
Prepaid expenses and other current assets	$51,614	$18,410
Property and Equipment, Net
Property and equipment, net consisted of the following:

	January 31,
	2020	2019
	(in thousands)
Data center and other computer equipment	$87,166	$44,735
Capitalized internal-use software	30,354	22,209
Leasehold improvements	13,157	10,011
Purchased software	2,604	1,460
Furniture and equipment	4,835	2,553
Construction in process	47,626	19,455
	185,742	100,423
Less: Accumulated depreciation and amortization	(49,664)	(26,688)
Property and equipment, net	$136,078	$73,735
Construction in process mainly includes data center equipment purchased that has not yet been placed in service. As of January 31, 2020, $44.9 million of data center equipment was purchased but not yet been placed into service.
Depreciation and amortization expense of property and equipment was $23.0 million, $14.8 million, and $7.1 million, during the years ended January 31, 2020, January 31, 2019, and January 31, 2018, respectively.
Intangible Assets, Net
Total intangible assets, net consisted of the following:

	January 31, 2020			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)			(in months)
Developed technology	$1,238	$1,067	$171	9
Customer relationships	607	280	327	33
Non-compete agreement	121	92	29	9
Total	$1,966	$1,439	$527

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements

	January 31, 2019			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)			(in months)
Developed Technology	$1,269	$761	$508	21
Customer relationships	632	163	469	45
Non-compete agreement	126	55	71	21
Total	$2,027	$979	$1,048

Amortization of developed technology, customer relationships, and non-compete agreement are recorded within cost of revenue, sales and marketing expense, and research and development expense, respectively, in the consolidated statements of operations. Amortization expense of intangible assets was $0.5 million, $0.6 million, and $0.6 million, during the years ended January 31, 2020, January 31, 2019, and January 31, 2018, respectively.
The estimated aggregate future amortization expense of intangible assets as of January 31, 2020 is as follows:

Total
(in thousands)
Fiscal 2021	$321
Fiscal 2022	121
Fiscal 2023	85
Fiscal 2024	—
Fiscal 2025	—
Total amortization expense	$527
The developed technology, customer relationships, and non-compete agreement assets are being amortized over 3 years, 5 years, and 3 years, respectively.
Accrued Expenses
Accrued expenses consisted of the following:

	January 31,
	2020	2019
	(in thousands)
Web hosting services	$16,367	$12,224
Other accrued expenses	11,199	13,275
Accrued purchases of property and equipment	2,789	7,042
Accrued expenses	$30,355	$32,541

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following:

	January 31,
	2020	2019
	(in thousands)
Accrued commission	$15,399	$9,499
Accrued bonuses	8,171	5,459
Accrued payroll and related expenses	6,680	4,326
Employee Stock Purchase Plan	6,560	—
Accrued payroll and benefits	$36,810	$19,284

5. Secured Revolving Credit Facility
In April 2019, the Company entered into a Credit Agreement with Silicon Valley Bank and other lenders, to provide a revolving line of credit of up to $150.0 million, including a letter of credit sub-facility in the aggregate amount of $10.0 million, and a swingline sub-facility in the aggregate amount of $10.0 million. The Company also has the option to request an incremental facility of up to an additional $75.0 million from one or more of the lenders under the Credit Agreement. The amount the Company may borrow under the Credit Agreement may not exceed the lesser of $150.0 million or the Company’s ordinary course recurring subscription revenue for the most recent month, as determined under the Credit Agreement, multiplied by a number that is (i) 6, for the first year after entry into the Credit Agreement; (ii) 5, for the second year after entry into the Credit Agreement; and (iii) 4, thereafter. Under the terms of the Credit Agreement, revolving loans may be either Eurodollar Loans or ABR Loans. Outstanding Eurodollar Loans incur interest at the Eurodollar Rate, which is defined in the Credit Agreement as LIBOR (or any successor thereto), plus a margin between 2.50% and 3.00%, depending on usage. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect for such day plus 0.50%, and (c) the Eurodollar Rate plus 1.00%, in each case plus a margin between 1.50% and 2.00%, depending on usage. The Company will be charged a commitment fee of 0.20% to 0.30% per year for committed but unused amounts. The Credit Agreement will terminate on April 19, 2022.
The Credit Agreement is collateralized by substantially all of the Company’s current and future property, rights, and assets, including, but not limited to, cash, goods, equipment, contractual rights, financial assets, and intangible assets of the Company and its subsidiaries. The Credit Agreement contains covenants limiting the ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The Credit Agreement also contains financial covenants requiring the Company to maintain the year-over-year growth rate of its ordinary course recurring subscription revenue above specified rates and to maintain minimum liquidity at specified levels. The Company was in compliance with the financial covenants as of January 31, 2020. The Credit Agreement contains events of default that include, among others, non-payment of principal, interest, or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, and material judgments.
No amounts were outstanding under the Credit Agreement as of January 31, 2020.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
6. Income Taxes
The Company’s geographical breakdown of its loss before provision for income taxes for the years ended January 31, 2020, January 31, 2019, and January 31, 2018 is as follows:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Domestic	$(149,807)	$(143,308)	$(137,523)
International	10,025	4,598	2,962
Loss before provision for income taxes	$(139,782)	$(138,710)	$(134,561)
The components of the provision for income taxes as of January 31, 2020, January 31, 2019, and January 31, 2018 are as follows:

	Year Ended January 31,
	2020	2019	2018
		(in thousands)
Current
Federal	$—	$—	$—
State	(104)	(304)	(240)
Foreign	(2,574)	(1,481)	(800)
Total current	(2,678)	(1,785)	(1,040)
Deferred
Federal	362	—	—
State	57	—	—
Foreign	262	418	111
Total deferred	681	418	111
Provision for income taxes	$(1,997)	$(1,367)	$(929)
The following table provides a reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes as of January 31, 2020, January 31, 2019, and January 31, 2018:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Provision for income taxes at statutory rate	$29,354	$29,129	$44,265
State income taxes, net of federal benefit	(25)	(245)	(162)
Foreign earnings at different rates	(207)	(97)	285
Research and other credits	1,534	3,769	2,621
Stock-based compensation	43,477	(2,414)	(3,738)
Non-deductible expenses	(1,773)	(1,833)	(1,142)
Change in unrecognized tax benefits	2,659	—	—
Impact of U.S. tax reform	—	—	(36,146)
Transition tax	—	—	(521)
Valuation allowance	(77,016)	(29,676)	(6,391)
Provision for income taxes	$(1,997)	$(1,367)	$(929)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax assets and liabilities as of January 31, 2020 and January 31, 2019 are as follows:

	Year Ended January 31,
	2020	2019
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$166,083	$95,619
Research credit carryforwards	15,355	11,102
Intangible assets	78	307
Stock-based compensation	8,716	498
Deferred revenue	21,012	12,245
Accrued expenses	2,555	1,712
Other	950	1,009
Gross deferred assets	214,749	122,492
Less: Valuation allowance	(207,596)	(120,391)
Total deferred tax assets	7,153	2,101
Deferred tax liabilities
Property and equipment, net	(2,534)	(1,890)
Capitalized Commissions	(4,456)	—
Intangible assets	—	(310)
Deferred revenue	—	—
Total deferred tax liabilities	(6,990)	(2,200)
Net deferred tax assets (liabilities)	$163	$(99)
At each reporting date, the Company has established a valuation allowance against its U.S. net deferred tax assets due to the uncertainty surrounding the realization of those assets. During the fiscal year ended January 31, 2020, the Company has established a valuation allowance against its net U.K. deferred tax assets due to uncertainty surrounding the realization of those assets. The Company periodically evaluates the recoverability of the deferred tax assets and, when it is determined to be more-likely-than-not that the deferred tax assets are realizable, the valuation allowance is reduced. During the years ended January 31, 2020, January 31, 2019 and January 31, 2018, the valuation allowance increased by $87.2 million, $36.0 million, and $12.2 million, respectively. The increase in the valuation allowance during the years ended January 31, 2020 and January 31, 2019 was primarily driven by losses generated in the United States and the United Kingdom. The increase in the valuation allowance during the year ended January 31, 2018 was also primarily driven by losses generated in the U.S., partially offset by the reduction in its federal corporate tax rate from 35% to 21% as part of the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) as detailed below.
During the years ended January 31, 2020, January 31, 2019, January 31, 2018 and January 31, 2017, the valuation allowance for deferred taxes balance was $207.6 million, $120.4 million, $84.4 million, and $72.2 million, respectively.
As of January 31, 2020, the Company had aggregate federal and California net operating loss carryforwards of $657.3 million and $94.8 million, respectively, which may be available to offset future taxable income for income tax purposes. The federal and California net operating loss carryforwards begin to expire in fiscal 2031 through fiscal 2039. As of January 31, 2020, net operating loss carryforwards for other states total $352.8 million which begin to expire in fiscal 2023 through fiscal 2039. As of January 31, 2020, net operating loss carryforwards for United Kingdom total $15.3 million which are carried forward indefinitely.
As of January 31, 2020, the Company had federal and California research and development (“R&D”) credit carryforwards of $17.2 million and $4.3 million, respectively. The federal R&D credit carryforwards will begin to expire in fiscal 2031 though fiscal 2039. The California R&D credits are carried forward indefinitely.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Realization of these net operating loss and research and development credit carryforwards depends on future income, and there is a risk that the Company’s existing carryforwards could expire unused and be unavailable to offset future income tax liabilities.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize net operating loss (“NOLs”) and credit carryovers if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. If an ownership change has occurred, or were to occur, utilization of the Company’s NOLs and credit carryovers could be restricted.
Total gross unrecognized tax benefit as of January 31, 2020, January 31, 2019 and January 31, 2018 were $5.5 million, $8.1 million, and $8.1 million, respectively. As of January 31, 2020, the Company had no unrecognized tax benefits, which, if recognized, would affect the Company’s effective tax rate due to full valuation allowance. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of the income tax provision in the consolidated statements of operations. The Company had no accrued interest and penalties related to unrecognized tax benefits as of January 31, 2020, January 31, 2019, or January 31, 2018. In the current year, the uncertain tax benefits balance decreased due to the application of the IRS’ simplified approach for determining research credits. The change was not material. The potential reduction in unrecognized tax benefits during the next 12 months is not expected to be material.
The following is a rollforward of the total gross unrecognized tax benefits for the years ended January 31, 2020, January 31, 2019, and January 31, 2018 (in thousands):

Balance as of February 1, 2017	$5,060
Increases in current period tax positions	3,068
Balance as of January 31, 2018	8,128
Increases in current period tax positions	—
Balance as of January 31, 2019	8,128
Reductions in prior period tax positions	(2,659)
Balance as of January 31, 2020	$5,469
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. As the Company expands its global operations in the normal course of business, the Company could be subject to examination by taxing authorities throughout the world. These audits could include questioning the timing and amount of deductions; the nexus of income among various tax jurisdictions; and compliance with federal, state, local, and foreign tax laws. The Company is not currently under audit by the Internal Revenue Service or other similar state, local, and foreign authorities. All tax years remain subject to examination by U.S. taxing authorities due to the Company’s net operating losses and R&D credit carryforwards.
On December 22, 2017, the U.S. government enacted the Tax Act which makes significant changes to the U.S. tax code. The Tax Act includes several key tax provisions that affect the Company including, but not limited to, lowering the U.S. federal corporate tax rate to 21% for tax years beginning after December 31, 2017, establishing a new provision to currently tax certain global intangible low-taxed income of controlled foreign corporations, and imposing a one-time tax (“Transition Tax”) on the mandatory deemed repatriation of cumulative foreign earnings. The Transition Tax is based upon the post-1986 earnings and profits that were previously deferred from U.S. income taxes.
On December 22, 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the Tax Act’s impact and allows registrants to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. The Company has determined that the Tax Act did not have a material impact to the financial statements, thereby impacting exclusively the disclosures in the Company’s year-end financial statements. The Company currently maintains a full valuation allowance against its U.S. deferred tax assets since the Company continues to incur losses in the United States for all fiscal years since inception.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
During the year ended January 31, 2019, the Company completed the accounting for the Tax Act within the measurement period. The previously recorded provisional amount recorded for the Transition Tax was adjusted by an immaterial amount but was fully offset by a corresponding adjustment to the valuation allowance resulting in no impact to the provision for income taxes. The Company has also completed the analysis of the impact of the Tax Act on its existing assertion to indefinitely reinvest the earnings of its subsidiaries outside the United States and concluded that no change was necessary.
As a result of the Tax Act, the Company can make an accounting policy election to either treat taxes due on the global intangible low-taxed income inclusion as a current period expense or factor such amounts into the Company’s measurement of deferred taxes. The Company has completed its analysis of the global intangible low-tax income provisions and elected to use the period cost method and therefore no accrual for the deferred tax aspects of this provision was made.
7. Redeemable Convertible Preferred Stock
Upon the close of the Company’s IPO on June 14, 2019, all shares of convertible preferred stock then outstanding, totaling 131,267,586 shares, were automatically converted into an equivalent number of shares of Class B common stock on a one-to-one basis and the carrying value, totaling $557.9 million, was reclassified into Class B common stock and additional paid-in capital on the consolidated balance sheet.
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
8. Equity Transactions
Common Stock
In connection with the IPO, on June 14, 2019, the Company filed an Amended and Restated Certificate of Incorporation which authorizes the issuance of 2,000,000,000 shares of Class A common stock with a par value of $0.0005 per share, 300,000,000 shares of Class B common stock with a par value of $0.0005 per share, and 100,000,000 shares of undesignated preferred stock with a par value of $0.0005 per share. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion rights. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share and is convertible into one share of Class A common stock. Class A and Class B common stockholders are not entitled to receive dividends unless declared by the Company’s board of directors.
Claims Settlement
In December 2019, a security holder paid the Company $2.3 million to settle a claim under Section 16(b) of the Securities Exchange Act of 1934. Section 16(b) requires certain persons and entities whose securities trading activities result in “short swing” profits to repay such profits to the issuer of the security. This payment was recorded as an increase to stockholders’ equity and as cash provided by financing activities in the consolidated statement of cash flows for the fiscal year ended January 31, 2020.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
9. Stock-Based Compensation
Stock Incentive Plan
In May 2019, the Company’s board of directors adopted, and the stockholders approved the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) with the purpose of granting stock-based awards to employees, directors, officers and consultants, including stock options, restricted stock awards, restricted stock units and performance-based restricted stock units. A total of 8,750,000 shares of Class A common stock were initially available for issuance under the 2019 Plan. The Company’s compensation committee administers the 2019 Plan. The number of shares of the Company’s common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each fiscal year beginning on February 1, 2020, equal to the lesser of: (i) two percent (2.0%) of outstanding shares of the Company’s capital stock as of the last day of the immediately preceding fiscal year or (ii) such other amount as the Company’s board of directors may determine.
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
The fair value of each option was estimated on the date of grant using the following assumptions during the period:

	Year Ended January 31,
	2020	2019	2018
Expected term (in years)	6.05	6.05 - 7.52	6.05
Risk-free interest rate	2.0% - 2.4%	2.6% - 3.1%	1.9% - 2.2%
Expected stock price volatility	37.7% - 37.9%	37.8% - 38.9%	40.3% - 41.4%
Dividend yield	—%	—%	—%

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The following table is a summary of stock option activity for the years ended January 31, 2020, January 31, 2019, and January 31, 2018:

	Number of Shares	Weighted- Average Exercise Price Per Share
	(in thousands)
Options outstanding at February 1, 2017	19,347	$1.10
Granted	9,691	$2.14
Exercised	(3,733)	$1.00
Canceled	(2,111)	$1.57
Options outstanding at January 31, 2018	23,194	$1.51
Granted	8,233	$9.24
Exercised	(3,084)	$1.26
Canceled	(1,808)	$2.51
Options outstanding at January 31, 2019	26,535	$3.87
Granted	1,048	$17.76
Exercised	(11,682)	$2.72
Canceled	(1,212)	$6.91
Options outstanding at January 31, 2020	14,689	$5.52
Options vested and expected to vest at January 31, 2020	14,689	$5.52
Options exercisable at January 31, 2020	7,288	$3.15
Options exercisable include 857,201 options that were unvested as of January 31, 2020.
The aggregate intrinsic value of options vested and exercisable was $469.6 million, $181.1 million, and $17.9 million as of January 31, 2020, January 31, 2019, and January 31, 2018, respectively. The weighted-average remaining contractual term of options vested and exercisable was 6.7 years, 7.1 years, and 6.6 years as of January 31, 2020, January 31, 2019, and January 31, 2018, respectively.
The weighted-average grant date fair values of all options granted was $9.51, $5.70, and $0.90 per share during the years ended January 31, 2020, January 31, 2019, and January 31, 2018, respectively. The total intrinsic value of all options exercised was $407.9 million, $26.9 million, and $4.0 million during the years ended January 31, 2020, January 31, 2019, and January 31, 2018, respectively.
The aggregate intrinsic value of stock options outstanding as of January 31, 2020, January 31, 2019, and January 31, 2018 was $816.3 million, $286.1 million, and $26.1 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 7.4 years, 7.9 years, and 8.0 years as of January 31, 2020, January 31, 2019, and January 31, 2018, respectively.
Total unrecognized stock-based compensation expense related to unvested options was $34.7 million as of January 31, 2020. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.1 years. Total unrecognized stock-based compensation expense related to unvested options was $45.8 million as of January 31, 2019. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 3.4 years.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Early Exercise of Employee Options
The 2011 Stock Plan allows for the early exercise of stock options for certain individuals as determined by the Board of Directors. The consideration received for an early exercise of an option is a deposit of the exercise price and the related dollar amount is recorded as a liability for early exercise of unvested stock options in the consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination or for any reason, including death and disability, at the price paid by the purchaser for such shares. During the year ended January 31, 2020, the Company issued 1,037,356 shares of common stock for total proceeds of $10.3 million related to early exercised stock options. As of January 31, 2020, the number of shares of common stock related to early exercised stock options subject to repurchase was 984,417 shares for $8.7 million. During the year ended January 31, 2019, the Company issued 37,605 shares of common stock for total proceeds of $74,000 related to early exercised stock options. As of January 31, 2019, the number of shares of common stock related to early exercised stock options subject to repurchase was 545,941 shares for $1.2 million. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company includes unvested shares subject to repurchase in the number of shares outstanding in the consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit).
Secondary Stock Sale
In October 2017, the Company facilitated a secondary stock sale of its common stock. Under the terms of the sale, certain Series D-1 Preferred Stock investors and certain other new investors purchased 3.3 million shares of common stock from certain eligible employees for prices ranging from $5.12 to $5.69 per share for an aggregate purchase price of $17.5 million. The Company recognized stock-based compensation expense of $8.8 million during the year ended January 31, 2018 in connection with the sale, which represented the difference between the purchase price and the fair value of the common stock on the date of the sale.
Tender Offer Transaction
In October 2018, the Company facilitated a tender offer of its common stock. Under the terms of the offer, certain existing Series E Preferred Stock investors purchased an aggregate of 2.4 million shares of common stock from certain eligible employees and directors for $15.64 per share for an aggregate purchase price of $37.6 million. The Company recognized stock-based compensation expense of $10.8 million during the year ended January 31, 2019 in connection with the tender offer, which represented the difference between the purchase price and the fair value of the common stock on the date of the sale.
Restricted Stock Units
Beginning in September 2018, the Company began issuing RSUs to certain employees. These RSUs include a service-based vesting condition and a performance-based vesting condition. The service-based vesting condition is generally satisfied based on one of three vesting schedules: (i) vesting of one-fourth of the RSUs on the first “Company vest date” (defined as March 20, June 20, September 20, or December 20) on or following the one-year anniversary of the vesting commencement date with the remainder of the RSUs vesting in twelve equal quarterly installments thereafter, subject to continued service, (ii) vesting in sixteen equal quarterly installments beginning on December 20, 2018, subject to continued service, or (iii) vesting in eight equal quarterly installments beginning on December 20, 2022, subject to continued service. The performance-based vesting condition is satisfied on the earlier of (i) a change in control, in which the consideration paid to holders of shares is either cash, publicly traded securities, or a combination thereof, or (ii) the first Company vest date to occur following the expiration of the lock-up period upon an IPO, subject to continued service through such change in control or lock-up expiration, as applicable. None of the RSUs vest unless the performance-based vesting condition is satisfied. Upon the completion of the IPO, the performance-based vesting condition was met and the Company recognized $17.3 million of deferred expense related to RSUs as of that date in its consolidated statement of operations. Upon its IPO, the Company began issuing RSUs to its employees that generally have only a service condition. The valuation of such RSUs is based solely on the fair value of the Company’s stock price on the date of grant.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Expense for RSUs that have a service-based condition only are being amortized on a straight-line basis. Expense for RSUs that have both a service-based and a performance-based condition are being amortized under the accelerated attribution method. Total unrecognized stock-based compensation expense related to unvested RSUs was $139.4 million as of January 31, 2020. This expense is expected to be amortized (subject to acceleration or straight-line basis) over a weighted-average vesting period of 2.5 years. Total unrecognized stock-based compensation expense related to unvested RSUs was $51.9 million as of January 31, 2019. This expense is expected to be amortized on an accelerated attribution method over a weighted-average vesting period of 2.2 years.
Performance-based Stock Units
Performance-based stock units (“PSUs”) granted under the 2019 Plan are subject to a performance-based vesting condition. PSUs generally vest over a four -year period based on the achievement of specified performance targets for the fiscal year ended January 31, 2020 and subject to continued service through the applicable vesting dates. The compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied.
Expense for PSUs are being amortized under the accelerated attribution method. Total unrecognized stock-based compensation expense related to unvested PSUs was $2.7 million as of January 31, 2020. This expense is expected to be amortized over a weighted-average vesting period of 1.6 years.
The following table is a summary of RSU and PSU activities for the years ended January 31, 2020:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at February 1, 2018	—	$—
Granted	4,064	$12.66
Forfeited	(5)	$12.48
RSUs and PSUs outstanding at January 31, 2019	4,059	$12.66
Granted	3,442	$43.80
Released	(1,127)	$14.00
Forfeited	(311)	$19.37
RSUs and PSUs outstanding at January 31, 2020	6,063	$29.82
RSUs and PSUs expected to vest at January 31, 2020	6,063	$29.82
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued at January 31, 2020 totaled $6.6 million and are included within accrued compensation in the consolidated balance sheets. The Company recorded stock-based compensation of $10.3 million during the year ended January 31, 2020 in connection with the ESPP.
The fair value of the share purchase rights granted under the ESPP during the year ended January 31, 2020 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year ended January 31, 2020
Expected term (in years)	0.5-2.0
Risk-free interest rate	1.6 - 2.2%
Expected stock price volatility	30.1 - 35.7%
Dividend yield	—%

Stock-Based Compensation Expense
Stock-based compensation expense included in the consolidated statements of operations is as follows:

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Subscription cost of revenue	$5,226	$689	$89
Professional services cost of revenue	2,486	205	252
Sales and marketing	23,919	5,175	1,386
Research and development	15,403	7,815	3,429
General and administrative	32,906	6,621	7,187
Total stock-based compensation expense	$79,940	$20,505	$12,343

10. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes the revenue from contracts by type of customer:

	Year Ended January 31,
	2020		2019		2018
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(in thousands, except percentages)
Channel Partners	$331,279	69%	$172,141	69%	$81,308	68%
Direct Customers	150,134	31%	77,683	31%	37,444	32%
Total revenue	$481,413	100%	$249,824	100%	$118,752	100%

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
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s cloud platform:

	Year Ended January 31,
	2020		2019		2018
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(in thousands, except percentages)
United States	$356,513	74%	$192,057	77%	$99,209	84%
Europe, Middle East, and Africa	67,428	14%	29,721	12%	8,924	8%
Asia Pacific	37,672	8%	17,213	7%	7,966	6%
Other	19,800	4%	10,833	4%	2,653	2%
Total revenue	$481,413	100%	$249,824	100%	$118,752	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the years ended January 31, 2020, January 31, 2019 or January 31, 2018.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the year ended January 31, 2020, the Company recognized revenue of $217.9 million that were included in the corresponding contract liability balance at the beginning of the period.
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
Changes in deferred revenue for the year ended January 31, 2020 and 2019 were as follows (in thousands):

	Carrying Amount
	Year Ended January 31,
	2020	2019
Beginning Balance	$290,067	$158,950
Additions to deferred revenue	762,514	380,941
Recognition of deferred revenue	(481,413)	(249,824)
Ending Balance	$571,168	$290,067

Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancelable. Customers typically have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of January 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $764.0 million. The Company expects to recognize 69% of the remaining performance obligations in the 12 months following January 31, 2020, with the remainder to be recognized thereafter.
Costs to Obtain and Fulfill a Contract
The Company capitalizes referral fees paid to partners and sales commission and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts and would not have occurred absent the customer contract. These costs are recorded as deferred contract acquisition costs on the consolidated balance sheets.
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to channel partners, paid upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years while commissions paid for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of six months and included in sales and marketing expense in the consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the year ended January 31, 2020.
The following table summarizes the activity of deferred contract acquisition costs:

	Year Ended January 31,
	2020	2019
	(in thousands)
Beginning balance	$38,765	$22,334
Adjustment due to adoption of ASU 606	24,306	—
Capitalization of contract acquisition costs	86,594	45,073
Amortization of deferred contract acquisition costs	(35,459)	(28,642)
Ending balance	$114,206	$38,765

Deferred contract acquisition costs, current	$42,971	$28,847
Deferred contract acquisition costs, noncurrent	71,235	9,918
Total deferred contract acquisition costs	$114,206	$38,765

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
11. Commitments and Contingencies
Lease Commitments
The Company leases its office space under various non-cancelable operating lease agreements. Leases expire at various dates through fiscal year 2027. The aggregate future minimum payments under non-cancelable operating leases as of January 31, 2020 are as follows:

Operating Leases
(in thousands)
Fiscal 2021	$9,958
Fiscal 2022	9,869
Fiscal 2023	9,377
Fiscal 2024	9,370
Fiscal 2025	8,441
Thereafter	3,671
Total minimum lease payments	$50,686
Rent expense was $10.3 million, $6.9 million, and $4.6 million during the years ended January 31, 2020, January 31, 2019 and January 31, 2018, respectively.
Purchase Obligations
The Company enters into long-term non-cancelable agreements with providers to purchase data center capacity, such as bandwidth and colocation space, for the Company’s cloud platform. As of January 31, 2020, the Company is committed to spend $166.0 million on such agreements through 2027. These obligations are included in purchase obligations below.
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase products and services such as technology, equipment, office renovations, corporate events, and consulting services. A summary of noncancelable purchase obligations as of January 31, 2020 with expected date of payment is as follows:

Total Commitments
(In thousands)
Fiscal 2021	$83,471
Fiscal 2022	88,731
Fiscal 2023	10,264
Fiscal 2024	9,889
Fiscal 2025	2,736
Thereafter	3,236
Total purchase commitments	$198,327
Letters of Credit
As of January 31, 2020 and January 31, 2019, the Company had an unused standby letter of credit for $0.6 million and $0.5 million, respectively, securing its headquarters facility in Sunnyvale, California. As of January 31, 2020 and January 31, 2019, the Company had an unused standby letter of credit for $1.0 million and $0.8 million, respectively, securing its facility in Austin, Texas.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Litigation

The Company is currently involved in proceedings before the Trademark Trial and Appeal Board (“TTAB”) at the U.S. Patent and Trademark Office (the “USPTO”) regarding its U.S. trademark registrations for “CrowdStrike Falcon” and its U.S. application to register its “Falcon OverWatch” trademark. On November 23, 2016, Fair Isaac Corporation (“FICO”) filed a Petition for Cancellation of the Company’s “CrowdStrike Falcon” trademark registrations and a Notice of Opposition against the Company’s “Falcon OverWatch” trademark application before the USPTO, TTAB. On January 3, 2017, the Company filed answers to both the cancellation and opposition proceedings, and the proceedings thereafter were consolidated. On November 21, 2018, the Company filed a Petition for Partial Cancellation or Amendment of one of FICO’s “Falcon” trademark registrations, and on December 10, 2018, the parties filed a joint request to consolidate the proceedings and adjust the schedule. On January 16, 2019, FICO moved to dismiss the Company’s petition. On July 2, 2019, the TTAB consolidated the proceedings and granted FICO’s motion to dismiss with leave to amend. On July 22, 2019, the Company filed its Amended Petition for Cancellation or Amendment and on August 12, 2019, FICO moved to dismiss the Company’s Amended Petition for Cancellation or Amendment. On January 31, 2020, the TTAB denied the motion to dismiss as to two grounds for partial cancellation and as to the request for amendment, and granted the motion as to a third ground for partial cancellation of one of FICO’s “Falcon” registrations and the claim for abandonment of both of FICO’s “Falcon” trademark registrations, with the right to reassert both claims for relief. The TTAB also set a new schedule for the consolidated proceedings, with trial periods set to begin on December 6, 2020. On March 18, 2020, the Company filed a motion for leave to file a Second Amended Petition to include a claim for abandonment for two of FICO’s “Falcon” trademark registrations. The Company is vigorously defending the case, but given the early stage, although a loss may reasonably be possible, the Company is unable to predict the likelihood of success of FICO’s claims or estimate a loss or range of loss. As a result, no liability has been recorded as of January 31, 2020 or January 31, 2019.
In addition, from time to time the Company is a party to various litigation matters and subject to claims that arise in the ordinary course of business. In addition, third parties may from time to time assert claims against the Company in the form of letters and other communications. For any claims for which the Company believes a liability is both probable and reasonably estimable, the Company records a liability in the period for which it makes this determination. There is no pending or threatened legal proceeding to which the Company is a party that, in the Company’s opinion, is likely to have a material adverse effect on its consolidated financial statements; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on the Company’s business because of defense and settlement costs, diversion of management resources, and other factors. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect the Company’s consolidated financial statements.
Warranties and Indemnification
The Company’s cloud computing services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s online help documentation under normal use and circumstances.
The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. In addition, for its Falcon Complete module customers, the Company offers a limited warranty, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. The Company has entered into an insurance policy to cover its potential liability arising from this limited warranty arrangement. To date, the Company has not incurred any material costs because of such obligations and has not accrued any liabilities related to such obligations in the consolidated financial statements.
The Company has also agreed to indemnify its directors and executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of January 31, 2020 or January 31, 2019.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
12. Geographic Information
The Company’s long-lived assets are composed of property and equipment, net, and are summarized by geographic area as follows:

	January 31,
	2020	2019
	(in thousands)
United States	$125,409	$70,699
International	10,669	3,036
Total property and equipment, net	$136,078	$73,735

13. Related Party Transactions
Subscription and Professional Services Revenue from Related Parties
During the years ended January 31, 2020, January 31, 2019 and January 31, 2018, certain investors and companies with whom the Company’s Board of Directors are affiliated with, purchased subscriptions and professional services. The Company recorded revenue from subscriptions and professional services from related parties of $9.0 million, $6.6 million, and $2.5 million during the years ended January 31, 2020, January 31, 2019 and January 31, 2018, respectively. Accounts receivable associated with these related parties was $0.2 million as of both January 31, 2020 and January 31, 2019.
Accounts Payable to Related Parties
During the years ended January 31, 2020, January 31, 2019 and January 31, 2018, the Company purchased goods and services totaling $3.2 million, $2.2 million, and $1.1 million, respectively, from certain investors and companies with whom its Board of Directors are affiliated with. Accounts payable to such vendors was none and less than $0.1 million as of January 31, 2020 and January 31, 2019, respectively.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	Year Ended January 31,
	2020	2019	2018
	(in thousands, except per share data)
Common Stock
Net loss	$—	$(140,077)	$(135,490)
Accretion of redeemable convertible preferred stock	—	—	(5,853)
Net loss attributable to common stockholders	$—	$(140,077)	$(141,343)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	—	44,863	41,876
Net loss per share attributable to common stockholders, basic and diluted	$—	$(3.12)	$(3.38)
Class A Common Stock
Net loss attributable to common stockholders	$(23,369)	$—	$—
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	24,405	—	—
Net loss per share attributable to common stockholders, basic and diluted	$(0.96)	$—	$—
Class B Common Stock
Net loss attributable to common stockholders	$(118,410)	$—	$—
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	123,657	—	—
Net loss per share attributable to common stockholders, basic and diluted	$(0.96)	$—	$—
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

	Year Ended January 31,
	2020	2019	2018
	(in thousands)
Shares of common stock issuable upon conversion of redeemable convertible preferred stock	—	131,268	118,693
Shares of common stock issuable upon conversion of redeemable convertible preferred stock warrants	—	336	336
Shares of common stock subject to repurchase from outstanding stock options	984	546	872
RSUs and PSUs subject to future vesting	6,063	—	—
Shares of common stock issuable from stock options	14,689	26,535	23,194
Share purchase rights under the employee stock purchase plan	1,458	—	—
Potential common shares excluded from diluted net loss per share	23,194	158,685	143,095

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2020. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item (other than the information set forth in the next paragraph) will be included in our definitive proxy statement for our 2020 annual meeting of stockholders (the “2020 Proxy Statement”), which will be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2020, and is incorporated herein by reference.
We have adopted a code of business conduct and ethics (the “Code of Conduct”) that applies to all of our employees, executive officers and directors. The full text of the Code of Conduct is available on our website at ir.crowdstrike.com. The nominating and corporate governance committee of our board of directors is responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website, as required by applicable law or the listing standards of The Nasdaq Global Market.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to our 2020 Proxy Statement.
PART IV
Item 15. Exhibits, Financial Statement Schedule
(a)(1) Financial Statements
See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedule
All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.
(a)(3) Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
Item 16. Form 10-K Summary
None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38933	3.1	June 14, 2019
3.2	Bylaws of the Registrant, as currently in effect.	8-K	001-38933	3.2	June 14, 2019
4.1	Amended and Restated Stockholders Agreement among the Registrant and certain holders of its capital stock, dated as of June 21, 2018, as amended on September 25, 2018 and April 17, 2019.	S-1	333-231461	4.1	May 14, 2019
4.2	Amended and Restated Registration Rights Agreement among the Registrant and certain holders of its capital stock, dated as of June 21, 2018.	S-1	333-231461	4.2	May 14, 2019
4.3	Class A common stock certificate of the Registrant.	S-1/A	333-231461	4.3	May 29, 2019
4.4	Description of Registrant’s securities.					X
4.5	Plain English Warrant Agreement between the Registrant and TriplePoint Venture Growth BDC Corp., dated as of December 29, 2016.	S-1/A	333-231461	4.4	May 29, 2019
4.6	Warrant to Purchase Stock between the Registrant and Silicon Valley Bank, dated as of January 21, 2015.	S-1	333-231461	4.5	May 14, 2019
4.7	Warrant to Purchase Stock between the Registrant and Silicon Valley Bank, dated as of March 1, 2017.	S-1	333-231461	4.6	May 14, 2019
10.1†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-231461	10.1	May 14, 2019
10.2†	2019 Equity Incentive Plan and related form agreement.	S-1/A	333-231461	10.2	May 29, 2019
10.3†	2019 Employee Stock Purchase Plan and related form agreements.	S-1/A	333-231461	10.3	May 29, 2019
10.4†	Amended and Restated 2011 Stock Incentive Plan and related form agreements.	S-1	333-231461	10.4	May 14, 2019
10.5†	Outside Director Compensation Plan.	S-1/A	333-231461	10.5	May 29, 2019
10.6†	Employment Agreement between the Registrant and George Kurtz, dated as of November 18, 2011.	S-1	333-231461	10.6	May 14, 2019
10.7†	Offer Letter between the Registrant and Colin Black, dated as of October 3, 2015.	S-1	333-231461	10.7	May 14, 2019
10.8†	Offer Letter between the Registrant and Burt W. Podbere, dated as of August 10, 2015.	S-1	333-231461	10.8	May 14, 2019
10.9†	Offer Letter between the Registrant and Roxanne S. Austin dated as of September 10, 2018.	S-1	333-231461	10.9	May 14, 2019
10.10†	Offer Letter between the Registrant and Godfrey R. Sullivan, undated.	S-1	333-231461	10.10	May 14, 2019
10.11†	George Kurtz Fiscal 2019 Bonus Plan.	S-1	333-231461	10.11	May 14, 2019
10.12	Office Lease between CrowdStrike, Inc. and SPF Mathilda, LLC, dated as of April 4, 2017, as amended on September 18, 2017, October 27, 2017 and November 5, 2018.	S-1	333-231461	10.12	May 14, 2019
10.13	Fourth Amendment to Office Lease between SPF Mathilda, LLC and CrowdStrike, Inc., dated August 16, 2019	10-Q	001-38933	10.1	December 6, 2019
10.14	Fifth Amendment to Office Lease between SPF Mathilda, LLC and CrowdStrike, Inc., dated October 2, 2019					X

10.15	Sublease by and between CrowdStrike, Inc. and Knowles Electronics, LLC, dated December 17, 2015.	S-1	333-231461	10.13	May 14, 2019
10.16	Sublease by and between CrowdStrike, Inc. and LANDesk Software Inc., dated November 1, 2016.	S-1	333-231461	10.14	May 14, 2019
10.17	Credit Agreement, dated as of April 19, 2019, by and among the Registrant, CrowdStrike, Inc., CrowdStrike Services, Inc., the Lenders party thereto, and Silicon Valley Bank.	S-1	333-231461	10.15	May 14, 2019
21.1	List of subsidiaries of the Registrant.					X
23.1	Consent of PricewaterhouseCoopers LLC, independent registered public accounting firm.					X
24.1	Power of Attorney (reference is made to the signature page hereto).					X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document					X
_______________________________________
†Indicates management contract or compensatory plan, contract or agreement.
*The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, California, on the day of March 23, 2020.

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere, Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY
KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints George Kurtz and Burt W. Podbere, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their, his or her substitutes, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Kurtz	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 23, 2020
George Kurtz

/s/ Burt W. Podbere	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2020
Burt W. Podbere

/s/ Gerhard Watzinger	Chairman of the Board of Directors	March 23, 2020
Gerhard Watzinger

/s/ Cary J. Davis	Director	March 23, 2020
Cary J. Davis

/s/ Denis J. O’Leary	Director	March 23, 2020
Denis J. O’Leary

/s/ Godfrey R. Sullivan	Director	March 23, 2020
Godfrey R. Sullivan

/s/ Joseph P. Landy	Director	March 23, 2020
Joseph P. Landy

/s/ Joseph E. Sexton	Director	March 23, 2020
Joseph E. Sexton

/s/ Roxanne S. Austin	Director	March 23, 2020
Roxanne S. Austin

/s/ Sameer K. Gandhi	Director	March 23, 2020
Sameer K. Gandhi