Form 10-Q
period 2020-04-30
CrowdStrike Holdings, Inc.
filed 2020-06-03
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑
As of May 31, 2020, the number of shares of the registrant’s Class A common stock outstanding was 151,213,435, and the number of shares of the registrant’s Class B common stock outstanding was 64,780,310.

CROWDSTRIKE HOLDINGS, INC.

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of April 30, 2020 and January 31, 2020	5
	Condensed Consolidated Statements of Operations for the Three Months Ended April 30, 2020 and April 30, 2019	6
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended April 30, 2020 and April 30, 2019	6
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended April 30, 2020 and April 30, 2019	8
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended April 30, 2020 and April 30, 2019	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47
Item 4.	Controls and Procedures	47

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Shares of Equity Securities and Use of Proceeds	80
Item 3.	Defaults Upon Senior Securities	80
Item 4.	Mine Safety Disclosures	80
Item 5.	Other Information	80
Item 6.	Exhibits	81
	Signatures	82

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
These forward-looking statements include, but are not limited to, statements concerning the following:
◦the impact of the COVID-19 pandemic on our operations, financial results, and liquidity and capital resources, including on customers, sales, expenses, and employees;
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
◦our ability to develop, maintain, and improve our internal control over financial reporting;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CrowdStrike Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	April 30,	January 31,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$1,004,991	$264,798
Marketable securities	—	647,266
Accounts receivable, net of allowance for doubtful accounts of $2.1 million and $1.1 million as of April 30, 2020 and January 31, 2020, respectively	144,187	164,987
Deferred contract acquisition costs, current	53,410	42,971
Prepaid expenses and other current assets	45,874	51,614
Total current assets	1,248,462	1,171,636
Strategic investments	1,000	1,000
Property and equipment, net	139,096	136,078
Operating lease right-of-use assets	35,738	—
Deferred contract acquisition costs, noncurrent	69,908	71,235
Goodwill	7,652	7,722
Intangible assets, net	419	527
Other assets	17,121	16,708
Total assets	$1,519,396	$1,404,906
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	6,528	$1,345
Accrued expenses	26,396	30,355
Accrued payroll and benefits	37,458	36,810
Operating lease liabilities, current	6,673	—
Deferred revenue	465,569	412,985
Other current liabilities	13,020	11,601
Total current liabilities	555,644	493,096
Deferred revenue, noncurrent	170,404	158,183
Operating lease liabilities, noncurrent	32,907	—
Other liabilities, noncurrent	7,288	11,020
Total liabilities	766,243	662,299
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of April 30, 2020 and January 31, 2020; no shares issued and outstanding as of April 30, 2020 and January 31, 2020	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of April 30, 2020 and January 31, 2020, respectively; 149,899 shares and 107,666 shares issued and outstanding as of April 30, 2020 and January 31, 2020, respectively; Class B common stock, $0.0005 par value; 300,000 shares authorized as of April 30, 2020 and January 31, 2020, respectively; 65,606 shares and 105,282 shares issued and outstanding as of April 30, 2020 and January 31, 2020, respectively	108	106
Additional paid-in capital	1,409,758	1,378,479
Accumulated deficit	(656,709)	(637,487)
Accumulated other comprehensive income (loss)	(1,004)	1,009
Total CrowdStrike Holdings, Inc. stockholders’ equity	752,153	742,107
Non-controlling interest	1,000	500
Total stockholders’ equity	753,153	742,607
Total liabilities and stockholders’ equity	$1,519,396	$1,404,906
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Revenue
Subscription	$162,222	$85,990
Professional services	15,856	10,087
Total revenue	178,078	96,077

Cost of revenue
Subscription	37,244	23,691
Professional services	9,651	5,582
Total cost of revenue	46,895	29,273

Gross profit	131,183	66,804

Operating expenses
Sales and marketing	88,138	56,843
Research and development	40,578	23,875
General and administrative	25,043	11,861
Total operating expenses	153,759	92,579

Loss from operations	(22,576)	(25,775)
Interest expense	(143)	(1)
Other income, net	4,533	394

Loss before provision for income taxes	(18,186)	(25,382)

Provision for income taxes	(1,036)	(595)

Net loss	$(19,222)	$(25,977)

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.09)	$(0.55)

Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	213,129	47,205
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2020	2019

Net loss	$(19,222)	$(25,977)
Other comprehensive loss:
Foreign currency translation adjustments	(693)	(280)
Reversal of unrealized gain upon sale of debt securities	(1,320)	—
Unrealized loss on available-for-sale securities, net of tax	—	(4)
Other comprehensive loss	(2,013)	(284)
Total comprehensive loss	(21,235)	(26,261)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Three Months Ended April 30, 2020 and 2019
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balances at January 31, 2020	—	$—	212,948	$106	$1,378,479	$(637,487)	$1,009	$500	$742,607
Issuance of common stock upon exercise of options	—	—	2,056	2	6,391	—	—	—	6,393
Issuance of common stock under RSU release	—	—	501	—	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	873	—	—	—	873
Stock-based compensation expense	—	—	—	—	23,638	—	—	—	23,638
Capitalized stock-based compensation	—	—	—	—	377	—	—	—	377
Net loss	—	—	—	—	—	(19,222)	—	—	(19,222)
Non-controlling interest	—	—	—	—	—	—	—	500	500
Other comprehensive loss	—	—	—	—	—	—	(2,013)	—	(2,013)
Balances at April 30, 2020	—	$—	215,505	$108	$1,409,758	$(656,709)	$(1,004)	$1,000	$753,153

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance at January 31, 2019	131,268	$557,912	47,421	$24	$31,211	$(519,126)	$98	$(487,793)
Cumulative effect of accounting change	—	—	—	—	—	23,418	—	23,418
Issuance of common stock upon exercise of options	—	—	706	—	1,510	—	—	1,510
Vesting of early exercised options	—	—	—	—	144	—	—	144
Stock-based compensation expense	—	—	—	—	3,752	—	—	3,752
Capitalized stock-based compensation	—	—	—	—	53	—	—	53
Net loss	—	—	—	—	—	(25,977)	—	(25,977)
Other comprehensive loss	—	—	—	—	—	—	(284)	(284)
Balance at April 30, 2019	131,268	$557,912	48,127	$24	$36,670	$(521,685)	$(186)	$(485,177)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2020	2019
Operating activities
Net loss	$(19,222)	$(25,977)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,202	4,873
Amortization of intangible assets	103	146
Amortization of deferred contract acquisition costs	13,451	7,345
Non-cash operating lease cost	2,283	—
Change in fair value of redeemable convertible preferred stock warrant liability	—	1,167
Provision for bad debts	149	(254)
Stock-based compensation expense	23,638	3,752
Gain on sale of debt securities, net	(1,347)	—
Amortization (accretion) of marketable securities purchased at a discount	578	(513)
Non-cash interest expense	151	(424)
Changes in operating assets and liabilities
Accounts receivable	20,651	5,375
Deferred contract acquisition costs	(22,563)	(8,471)
Prepaid expenses and other assets	5,332	(4,049)
Accounts payable	4,736	2,818
Accrued expenses and other current liabilities	(1,095)	(2,407)
Accrued payroll and benefits	648	(6,601)
Operating lease liabilities	(2,975)	—
Deferred revenue	64,805	24,812
Other liabilities	1,052	(177)
Net cash provided by operating activities	98,577	1,415
Investing activities
Purchases of property and equipment	(9,694)	(15,541)
Capitalized internal-use software	(1,882)	(1,984)
Purchases of marketable securities	(84,904)	(51,805)
Proceeds from sales of marketable securities	639,586	4,473
Maturities of marketable securities	91,605	68,995
Net cash provided by investing activities	634,711	4,138
Financing activities
Payments of deferred offering costs	—	(2,392)
Proceeds from issuance of common stock upon exercise of stock options	6,393	1,510
Capital contributions from non-controlling interest holders	500	—
Net cash provided by (used in) financing activities	6,893	(882)

Effect of foreign exchange rates on cash and cash equivalents	12	(86)
Net increase in cash and cash equivalents	740,193	4,585
Cash and cash equivalents, beginning of period	264,798	88,408
Cash and cash equivalents, end of period	$1,004,991	$92,993
Supplemental disclosure of cash flow information:
Interest paid	$—	$1
Income taxes paid	353	114
Supplemental disclosure of non-cash investing and financing activities:
Net (decrease) increase in deferred offering costs, accrued but not paid	—	(1,210)
Net (decrease) increase in property and equipment included in accounts payable and accrued expenses	(723)	(54)
Vesting of early exercised stock options	873	144
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2020, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three months ended April 30, 2020 are not necessarily indicative of the results to be expected for the year ending January 31, 2021 or for any other interim period or for any other future year.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, the accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 23, 2020.

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
Estimates and assumptions used by management include, but are not limited to, revenue recognition, the allowance for doubtful accounts, the carrying value and the useful lives of long-lived assets, the fair values of financial instruments and strategic investments, the period of benefit for deferred contract acquisition costs, the discount rate used for operating leases, the recognition and disclosure of contingent liabilities, income taxes, and stock-based compensation.

Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require a material update to its estimates or judgments or an adjustment of the carrying value of its assets or liabilities as of April 30, 2020. While there was not a material impact to the Company’s consolidated financial statements as of and for the quarter ended April 30, 2020, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to the Company’s consolidated financial statements in future reporting periods.
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

Channel partners or direct customers who represented 10% or more of the Company’s accounts receivable were as follows:

	April 30,	January 31,
	2020	2020
Channel partner A	8%	11%
Channel partner B	4%	10%
Channel partner C	11%	3%
Customer B	7%	20%
Channel partners who represented 10% or more of the Company’s total revenue were as follows:

	Three Months Ended April 30,
	2020	2019
Channel partner A	9%	12%
There were no direct customers who represented 10% or more of the Company’s total revenue during the three months ended April 30, 2020 and April 30, 2019.
Significant Accounting Policies
Other than the policies described below, there have been no changes to the Company’s significant accounting policies described in its Annual Report on Form 10-K that have had a material impact on its consolidated financial statements and related notes.
Leases
The Company enters into operating lease arrangements for real estate assets related to office space. The Company determines if an arrangement is or contains a lease at inception by evaluating various factors, including whether a vendor’s right to substitute an identified asset is substantive. Lease classification is determined at the lease commencement date, which is the date the leased assets are made available for use. Operating leases are included in “Operating lease right-of-use assets”, “Operating lease liabilities, current”, and “Operating lease liabilities, noncurrent” in the condensed consolidated balance sheets. The Company did not have any financing leases in any of the periods presented.
Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist of the fixed payments under the arrangement, less any lease incentives, such as tenant improvement allowances. Variable costs, such as maintenance and utilities based on actual usage, are not included in the measurement of right-to-use assets and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. As the implicit rate of the leases is not determinable, the Company uses an incremental borrowing rate (“IBR”) based on the information available at the lease commencement date in determining the present value of lease payments. Lease expenses are recognized on a straight-line basis over the lease term.
The Company generally uses the non-cancelable lease term when recognizing the right-of-use (“ROU”) assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised. The Company accounts for lease components and non-lease components as a single lease component.

Leases with a term of twelve months or less are not recognized on the consolidated balance sheets but are recognized as expense on a straight-line basis over the term of the lease.

Available-for-sale debt securities

The Company evaluates investments with unrealized loss positions by assessing if they are related to deterioration in credit risk and whether we expect to recover the entire amortized cost basis of the security, our intent to sell and whether it is more likely than not that we will be required to sell the securities before the recovery of their cost basis. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized through an allowance for credit losses with changes in the allowance for credit losses recorded in other income, net in the condensed consolidated statements of comprehensive income (loss). As of April 30, 2020, there were no marketable securities held by the Company and there were no securities that had been in continuous unrealized loss position.

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are stated at their net realizable value, net of allowance for doubtful accounts. The Company has a well-established collections history from its customers. Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral from its customers; however, the Company may require payment prior to commencing service in certain instances to limit credit risk. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering various factors including the age of each outstanding invoice, each customer’s expected ability to pay, historical loss rates and expectations of forward-looking loss estimates to determine whether the allowance is appropriate. Amounts deemed uncollectible are written off against the allowance for doubtful accounts. As of April 30, 2020 and January 31, 2020, the allowance for doubtful accounts was $2.1 million and $1.1 million, respectively.

Software Implementation Costs
The Company contracts with third party information technology providers for various service arrangements including software, platform, and information technology infrastructure. The Company capitalizes the implementation cost incurred to develop or obtain internal-use software in such arrangements. All capitalized implementation costs are amortized over the term of the arrangement which includes reasonably certain renewals. Costs incurred during the preliminary project and post implement stage are expensed as the activities are performed. Capitalized implementation costs were not material for the three months ended April 30, 2020.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842),” which requires lessees to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets, and to recognize on the income statement the expenses in a manner similar to prior practice. The Company adopted Topic 842 using the modified retrospective method as of February 1, 2020.

The Company elected the following practical expedients:

•The package of practical expedients which allows for not reassessing 1) whether existing contracts contain leases, 2) the lease classification of existing leases, and 3) whether existing initial direct costs meet the new definition.

•The practical expedient in ASC Subtopic 842-10 to not separate non-lease components from lease components and instead account for each separate lease component and non-lease components associated with that lease component as a single lease component by class of the underlying assets.

•Not to recognize right of use assets and lease liabilities for short-term leases, which have a lease term of twelve months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

The Company did not elect the hindsight practical expedient.

Lease payments consist primarily of the fixed payments under the arrangement, less any lease incentives such as tenant improvement allowance. The Company uses an estimate of our incremental borrowing rate (IBR) based on the information available at the lease commencement date in determining the present value of lease payments, unless the implicit rate is readily determinable. In determining the appropriate IBR, management considers information including, but not limited to, the Company’s credit rating, the lease term, and the currency in which the arrangement is denominated. For leases which commenced prior to the adoption of Topic 842, the Company used the IBR on January 31, 2020.

The adoption of this new standard at February 1, 2020, and the application of the modified retrospective transition approach resulted in the following changes:
a.Assets increased by $37.4 million, primarily representing the recognition of ROU asset for operating leases; and
b.Liabilities increased by $37.4 million, primarily representing the recognition of lease liabilities for operating leases partially offset by derecognition of liabilities for deferred rent previously designated under ASC Topic 840

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently regarding the treatment of accrued interest, transfers between classifications for loans and debt securities, recoveries and the option to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets at amortized costs. For trade receivables, loans, and other financial assets, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses in the condensed consolidated statements of operation rather than as a reduction in the amortized cost basis of the securities. On February 1, 2020, the Company adopted ASU No. 2016-13, which did not have a material effect on its condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the measurement of goodwill by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This ASU requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. On February 1, 2020, the Company adopted ASU No. 2017-04, which did not have material effect on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. On February 1, 2020, the Company adopted ASU No. 2018-13 on a prospective basis. This standard did not have a material effect on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. On February 1, 2020, the Company adopted ASU No. 2018-15, which did not have material effect on its condensed consolidated financial statements.
Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently assessing the impact of this pronouncement on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. This ASU may be applied prospectively through December 31, 2022. The Company is currently assessing the impact of this pronouncement on its condensed consolidated financial statements.

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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows:

	April 30, 2020				January 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets
Cash equivalents (1)
Money market funds	$252,523	$—	$—	$252,523	$205,379	$—	$—	$205,379
Corporate debt securities	—	—	—	—	—	39,940	—	39,940
Total cash equivalents	252,523	—	—	252,523	205,379	39,940	—	245,319
Marketable securities
Corporate debt securities	—	—	—	—	—	495,022	—	495,022
U.S. treasury securities	—	—	—	—	84,431	—	—	84,431
Asset backed securities	—	—	—	—	—	67,813		67,813
Total marketable securities	—	—	—	—	84,431	562,835	—	647,266
Total assets	$252,523	$—	$—	$252,523	$289,810	$602,775	$—	$892,585
__________________________________
(1)Included in “Cash and cash equivalents” on the condensed consolidated balance sheets.
There were no transfers between the levels of the fair value hierarchy during the three months ended April 30, 2020 or April 30, 2019.
As of April 30, 2020, there were no marketable securities held by the Company and there were no securities that had been in continuous unrealized loss position. As of January 31, 2020, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate. In addition, the securities that had been in continuous unrealized loss position per security type and in aggregate are not material as of January 31, 2020. There were no impairments considered “other-than-temporary” as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis as of January 31, 2020.

The following table presents the contractual maturities of marketable securities as of January 31, 2020:

	Amortized cost	Fair value
	(in thousands)
Due in one year or less	$377,722	$378,408
Due after one year through five years	266,670	267,728
Due after five years through nineteen years	1,127	1,130
	$645,519	$647,266
The following summarizes the changes in strategic investments:

	April 30,	January 31,
	2020	2020
	(in thousands)
Total initial cost	$1,000	$1,000
Cumulative gain	—	—
Carrying value	$1,000	$1,000
There was no unrealized gain and loss included as an adjustment to the carrying value related to the carrying value of non-marketable securities as of April 30, 2020 and January 31, 2020.
The following summarizes the changes in the redeemable convertible preferred stock warrant liability, which is classified as a Level 3 instrument:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Balance at beginning of period	$—	$4,537
Adjustment resulting from change in fair value recognized in the condensed consolidated statement of operations	—	1,167
Balance at end of period	$—	$5,704
The fair value of the redeemable convertible preferred stock warrant liability was estimated using the Black-Scholes option-pricing model and was based on significant inputs not observable in the market, and therefore was classified as a Level 3 instrument. The inputs include the Company’s preferred stock price, expected stock price volatility, risk-free interest rate, and contractual term. A loss of $1.2 million was recorded as a component of Other income (expense), net, because of the remeasurement of the redeemable convertible preferred stock warrant liability during the three months ended April 30, 2019. Immediately prior to the closing of the IPO on June 14, 2019, the redeemable convertible preferred stock warrants converted into 336,386 warrants to purchase Class B common stock on a one-to-one basis. The redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital upon the closing of the IPO.

4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	April 30, 2020	January 31, 2020
	(in thousands)
Prepaid expenses	$17,495	$20,390
Prepaid software licenses	16,013	16,645
Prepaid hosting services	7,359	8,056
Other current assets	5,007	6,523
Prepaid expenses and other current assets	$45,874	$51,614
Property and Equipment, Net
Property and equipment, net consisted of the following:

	April 30, 2020	January 31, 2020
	(in thousands)
Data center and other computer equipment	$109,988	$87,166
Capitalized internal-use software	32,613	30,354
Leasehold improvements	15,352	13,157
Purchased software	2,727	2,604
Furniture and equipment	5,329	4,835
Construction in process	30,883	47,626
	196,892	185,742
Less: Accumulated depreciation and amortization	(57,796)	(49,664)
Property and equipment, net	$139,096	$136,078
Construction in process mainly includes data center equipment purchased that has not yet been placed in service. As of April 30, 2020, $27.4 million of data center equipment was purchased but not yet been placed into service.
Depreciation and amortization expense of property and equipment was $8.2 million and $4.9 million during the three months ended April 30, 2020 and April 30, 2019, respectively.
There were no impairments of internal-use software during the three months ended April 30, 2020 and April 30, 2019. The Company capitalized $2.3 million and $2.0 million in internal-use software during the three months ended April 30, 2020 and April 30, 2019, respectively. Amortization expense associated with internal-use software totaled $1.9 million and $1.5 million during the three months ended April 30, 2020 and April 30, 2019, respectively. The net book value of capitalized internal-use software was $13.8 million and $13.4 million as of April 30, 2020 and January 31, 2020, respectively.

Intangible Assets, Net
Total intangible assets, net consisted of the following:

	April 30, 2020			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)			(in months)
Developed technology	$1,228	$1,120	$108	6
Customer relationships	599	306	293	30
Non-compete agreement	120	102	18	6
Total	$1,947	$1,528	$419

	January 31, 2020			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)			(in months)
Developed technology	$1,238	$1,067	$171	9
Customer relationships	607	280	327	33
Non-compete agreement	121	92	29	9
Total	$1,966	$1,439	$527
Amortization of developed technology, customer relationships, and non-compete agreement are recorded within cost of revenue, sales and marketing expense, and research and development expense, respectively, in the condensed consolidated statements of operations. Amortization expense of intangible assets was $0.1 million during both the three months ended April 30, 2020 and April 30, 2019.
The estimated aggregate future amortization expense of intangible assets as of April 30, 2020 is as follows:

Total
(in thousands)
Fiscal 2021 (remaining nine months)	$217
Fiscal 2022	119
Fiscal 2023	83
Total amortization expense	$419
The developed technology, customer relationships, and non-compete agreement assets are being amortized over 3 years, 5 years, and 3 years, respectively.
Accrued Expenses
Accrued expenses consisted of the following:

	April 30, 2020	January 31, 2020
	(in thousands)
Web hosting services	$12,009	$16,367
Other accrued expenses	6,180	7,459
Accrued marketing	4,476	1,970
Accrued legal and accounting	2,112	1,770
Accrued purchases of property and equipment	1,619	2,789
Accrued expenses	$26,396	$30,355

Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following:

	April 30, 2020	January 31, 2020
	(in thousands)
Employee Stock Purchase Plan	$15,041	$6,560
Accrued commissions	9,440	15,399
Accrued bonuses	7,164	8,171
Accrued payroll and related expenses	5,813	6,680
Accrued payroll and benefits	$37,458	$36,810

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
The Credit Agreement is collateralized by substantially all of the Company’s current and future property, rights, and assets, including, but not limited to, cash, goods, equipment, contractual rights, financial assets, and intangible assets of the Company and its subsidiaries. The Credit Agreement contains covenants limiting the ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The Credit Agreement also contains financial covenants requiring the Company to maintain the year-over-year growth rate of its ordinary course recurring subscription revenue above specified rates and to maintain minimum liquidity at specified levels. The Company was in compliance with the financial covenants as of April 30, 2020. The Credit Agreement contains events of default that include, among others, non-payment of principal, interest, or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, and material judgments.
No amounts were outstanding under the Credit Agreement as of April 30, 2020 and January 31, 2020.
6. Income Taxes
The Company recognized an income tax expense of $1.0 million and $0.6 million for the three months ended April 30, 2020 and April 30, 2019, respectively. The tax expense for the three months ended April 30, 2020 was primarily attributable to pre-tax foreign earnings. The Company’s effective tax rates of (5.7)% and (2.3)% for the three months ended April 30, 2020 and April 30, 2019, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax rate differences between the United States and foreign countries.
The Company has a full valuation allowance on its U.S. federal and state and its U.K. deferred tax assets. As a result, consistent with the prior year, the Company is unable to record a tax benefit on these losses because of uncertainty of future profitability.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as a response to the economic uncertainty resulting from the global COVID-19 pandemic. The CARES Act did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended April 30, 2020. The Company continues to monitor any effects that may result from the CARES Act.
7. Leases
Operating Leases
The Company has entered into non-cancelable operating lease agreements with various expiration dates through October 2026. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.
Total operating lease costs was $2.3 million, excluding short-term leases costs and variable lease costs for the three months ended April 30, 2020. There was no sublease income for the three months ended April 30, 2020. Total lease expense recognized prior to the adoption of Topic 842 was $1.8 million for the three months ended April 30, 2019.
For the three months ended April 30, 2020, cash paid for amounts included in the measurement of operating lease liabilities was $2.4 million. There were no operating lease liabilities arising from obtaining operating right of-use assets during the three months ended April 30, 2020.
As of April 30, 2020, the weighted-average remaining lease term is 4.8 years, and the weighted-average discount rate is 5.9%.
The component of lease costs was as follows:

April 30, 2020
(in thousands)
Lease cost
Operating lease cost	$2,283
Short-term lease cost	493
Variable lease cost	836
Total lease cost	$3,612
As of April 30, 2020, the Company has entered into non-cancelable operating leases with a term greater than 12 months that have not yet commenced with undiscounted future minimum payments of $7.1 million, which are excluded from the above table. These operating leases will commence between May 2020 and April 2025 with lease terms of 5.0 years.
The maturities of the Company’s non-cancelable operating lease liabilities are as follows:

April 30, 2020
(in thousands)
Fiscal 2021 (remaining nine months)	$5,481
Fiscal 2022	9,746
Fiscal 2023	9,307
Fiscal 2024	9,258
Fiscal 2025	8,414
Thereafter	3,651
Total operating lease payments	45,857
Less: imputed interest	6,277
Present value of operating lease liabilities	$39,580

Future minimum payments under non-cancelable operating leases determined using the prior accounting guidance consisted of the following as of January 31, 2020:

Real Estate Arrangements
(in thousands)
Fiscal 2021	$9,958
Fiscal 2022	9,869
Fiscal 2023	9,377
Fiscal 2024	9,370
Fiscal 2025	8,441
Thereafter	3,671
Total	$50,686

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

The fair value of each option was estimated on the date of grant using the following assumptions during the period:

Three MonthsEnded April 30, 2019
Expected term (in years)	6.05
Risk-free interest rate	2.4%
Expected stock price volatility	37.9%
Dividend yield	—%
There were no stock options granted during the three months ended April 30, 2020.
The following table is a summary of stock option activity for the three months ended April 30, 2020:

	Number of Shares	Weighted-Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2020	14,689	$5.52
Exercised	(2,056)	$3.11
Canceled	(161)	$8.48
Options outstanding at April 30, 2020	12,472	$5.88
Options vested and expected to vest at April 30, 2020	12,472	$5.88
Options exercisable at April 30, 2020	6,426	$3.80
Options exercisable include 732,200 options that were unvested as of April 30, 2020.
The aggregate intrinsic value of options vested and exercisable was $410.4 million and $469.6 million as of April 30, 2020 and January 31, 2020, respectively. The weighted-average remaining contractual term of options vested and exercisable was 6.8 years and 6.7 years as of April 30, 2020 and January 31, 2020, respectively.
No options were granted during the three months ended April 30, 2020. The weighted-average grant date fair values of all options granted was $8.76 per share during the three months ended April 30, 2019. The total intrinsic value of all options exercised was $111.2 million and $8.8 million during the three months ended April 30, 2020 and April 30, 2019, respectively.
The aggregate intrinsic value of stock options outstanding as of April 30, 2020 and January 31, 2020 was $770.5 million and $816.3 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 7.4 years as of both April 30, 2020 and January 31, 2020.
Total unrecognized stock-based compensation expense related to unvested options was $30.4 million as of April 30, 2020. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.0 years. Total unrecognized stock-based compensation expense related to unvested options was $34.7 million as of January 31, 2020. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.1 years.
Early Exercise of Employee Options
The 2011 Stock Plan allows for the early exercise of stock options for certain individuals as determined by the Board of Directors. The consideration received for an early exercise of an option is a deposit of the exercise price and the related dollar amount is recorded as a liability for early exercise of unvested stock options in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination or for any reason, including death and disability, at the price paid by the purchaser for such shares. There were no issued shares of common stock related to early exercised stock options for the three months ended April 30, 2020. As of April 30, 2020, the number of shares of common stock related to early exercised stock options subject to repurchase was 849,356 shares for $7.8 million. As of January 31, 2020, the number of shares of common stock related to early exercised stock options subject to repurchase was 984,417 shares for $8.7 million. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company includes unvested shares subject to repurchase in the number of shares outstanding in the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit).

Restricted Stock Units
Beginning in September 2018, the Company began issuing RSUs to certain employees. These RSUs include a service-based vesting condition and a performance-based vesting condition. The service-based vesting condition is generally satisfied based on one of three vesting schedules: (i) vesting of one-fourth of the RSUs on the first “Company vest date” (defined as March 20, June 20, September 20, or December 20) on or following the one-year anniversary of the vesting commencement date with the remainder of the RSUs vesting in twelve equal quarterly installments thereafter, subject to continued service, (ii) vesting in sixteen equal quarterly installments beginning on December 20, 2018, subject to continued service, or (iii) vesting in eight equal quarterly installments beginning on December 20, 2022, subject to continued service. The performance-based vesting condition is satisfied on the earlier of (i) a change in control, in which the consideration paid to holders of shares is either cash, publicly traded securities, or a combination thereof, or (ii) the first Company vest date to occur following the expiration of the lock-up period upon an IPO, subject to continued service through such change in control or lock-up expiration, as applicable. None of the RSUs vest unless the performance-based vesting condition is satisfied. Upon the completion of the IPO, the performance-based vesting condition was met and the Company recognized $17.3 million of deferred expense related to RSUs as of that date in its condensed consolidated statement of operations. Upon its IPO, the Company began issuing RSUs to its employees that generally have only a service-based vesting condition. The valuation of such RSUs is based solely on the fair value of the Company’s stock price on the date of grant.
Expense for RSUs that have a service-based vesting condition only are being amortized on a straight-line basis. Expense for RSUs that have both a service-based and a performance-based vesting condition are being amortized under the accelerated attribution method. Total unrecognized stock-based compensation expense related to unvested RSUs was $253.6 million as of April 30, 2020. This expense is expected to be amortized (subject to acceleration or straight-line basis) over a weighted-average vesting period of 2.8 years.
Performance-based Stock Units
Performance-based stock units (“PSUs”) granted under the 2019 Plan are subject to both a service-based vesting condition and a performance-based vesting condition. PSUs generally vest over a four-year period based on the achievement of specified performance targets and subject to continued service through the applicable vesting dates. The compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. During the first quarter of the fiscal year, the Company’s compensation committee approved PSUs for certain employees. The performance goal for the grants primarily related to the revenue growth percentage for the fiscal year ended January 31, 2021. The number of PSUs earned corresponds to the performance period of fiscal year 2021, which can range between 0% and 130% of the target number of shares granted depending on the Company’s actual performance.
Expense for PSUs are being amortized under the accelerated attribution method and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. Total unrecognized stock-based compensation expense related to unvested PSUs was $40.1 million as of April 30, 2020. This expense is expected to be amortized over a weighted-average vesting period of 2.0 years.
The following table is a summary of RSU and PSU activities for the three months ended April 30, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2020	6,063	$29.82
Granted	2,824	$57.94
Vested	(501)	$22.45
Forfeited	(141)	$26.25
RSUs and PSUs outstanding at April 30, 2020	8,245	$39.96
RSUs and PSUs expected to vest at April 30, 2020	8,245	$39.96

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
Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued at April 30, 2020 totaled $15.0 million and are included within accrued payroll and benefits in the condensed consolidated balance sheets.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of our common shares to be issued under the ESPP for the offering periods beginning in June 2019:

Three Months Ended April 30, 2020
Expected term (in years)	0.5 - 2.0
Risk-free interest rate	1.6% - 2.0%
Expected stock price volatility	30.1- 35.7%
Dividend yield	—%
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations is as follows:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Subscription cost of revenue	$1,995	$265
Professional services cost of revenue	971	103
Sales and marketing	8,687	1,518
Research and development	4,900	681
General and administrative	7,085	1,185
Total stock-based compensation expense	$23,638	$3,752

10. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended April 30,
	2020		2019
	Amount	% Revenue	Amount	% Revenue
	(in thousands, except percentages)
Channel Partners	$130,280	73%	$64,460	67%
Direct Customers	47,798	27%	31,617	33%
Total revenue	$178,078	100%	$96,077	100%
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
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service:

	Three Months Ended April 30,
	2020		2019
	Amount	% Revenue	Amount	% Revenue
	(in thousands, except percentages)
United States	$129,481	73%	$72,307	75%
Europe, Middle East, and Africa	25,042	14%	13,414	14%
Asia Pacific	14,901	8%	6,230	7%
Other	8,654	5%	4,126	4%
Total revenue	$178,078	100%	$96,077	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the three and three months ended April 30, 2020 and April 30, 2019.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. For the three months ended April 30, 2020 and April 30, 2019, the Company recognized revenue of $141.5 million and $79.9 million, respectively, that were included in the corresponding contract liability balance at the beginning of the period.
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

Changes in deferred revenue were as follows (in thousands):

	Three Months Ended April 30,
	2020	2019
	Carrying Amount
Beginning Balance	$571,168	$290,067
Additions to deferred revenue	242,883	121,222
Recognition of deferred revenue	(178,078)	(96,077)
Ending Balance	$635,973	$315,212
Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancelable. Customers typically have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of April 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $817.5 million. The Company expects to recognize 70% of the remaining performance obligations in the 12 months following April 30, 2020, with the remainder to be recognized thereafter.
Costs to Obtain and Fulfill a Contract
The Company capitalizes referral fees paid to partners and sales commission and associated payroll taxes paid to internal sales personnel that are incremental to the acquisition of channel partner and direct customer contracts and would not have occurred absent the customer contract. These costs are recorded as deferred contract acquisition costs, current and deferred contract acquisition costs, noncurrent on the condensed consolidated balance sheets.
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to channel partners, paid upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of 4 years while commissions paid for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of six months and included in sales and marketing expense in the condensed consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the three months ended April 30, 2020 and April 30, 2019, respectively.
The following table summarizes the activity of deferred contract acquisition costs:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Beginning balance	$114,206	$63,071
Capitalization of contract acquisition costs	22,563	8,471
Amortization of deferred contract acquisition costs	(13,451)	(7,345)
Ending balance	$123,318	$64,197

Deferred contract acquisition costs, current	$53,410	$26,193
Deferred contract acquisition costs, noncurrent	69,908	38,004
Total deferred contract acquisition costs	$123,318	$64,197

11. Commitments and Contingencies
Purchase Obligations
The Company enters into long-term non-cancelable agreements with providers to purchase data center capacity, such as bandwidth and colocation space, for the Company’s cloud platform. As of April 30, 2020, the Company is committed to spend $150.0 million on such agreements through 2027. These obligations are included in purchase obligations below.
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase products and services such as technology, equipment, office renovations, corporate events, and consulting services. A summary of noncancelable purchase obligations as of April 30, 2020 with expected date of payment is as follows:

Total Commitments
(in thousands)
Fiscal 2021 (remaining nine months)	$67,113
Fiscal 2022	90,298
Fiscal 2023	10,156
Fiscal 2024	10,379
Fiscal 2025	2,721
Thereafter	3,221
Total purchase commitments	$183,888
Letters of Credit
As of April 30, 2020 and January 31, 2020, the Company had an unused standby letter of credit for $0.4 million and $0.6 million, respectively, securing its headquarters facility in Sunnyvale, California. As of April 30, 2020 and January 31, 2020, the Company had an unused standby letter of credit for $1.0 million, securing its facility in Austin, Texas.
Litigation
The Company is currently involved in proceedings before the Trademark Trial and Appeal Board (“TTAB”) at the U.S. Patent and Trademark Office (the “USPTO”) regarding its U.S. trademark registrations for “CrowdStrike Falcon” and its U.S. application to register its “Falcon OverWatch” trademark. On November 23, 2016, Fair Isaac Corporation (“FICO”) filed a Petition for Cancellation of the Company’s “CrowdStrike Falcon” trademark registrations and a Notice of Opposition against the Company’s “Falcon OverWatch” trademark application before the USPTO, TTAB. On January 3, 2017, the Company filed answers to both the cancellation and opposition proceedings, and the proceedings thereafter were consolidated. On November 21, 2018, the Company filed a Petition for Partial Cancellation or Amendment of one of FICO’s “Falcon” trademark registrations, and on December 10, 2018, the parties filed a joint request to consolidate the proceedings and adjust the schedule. On January 16, 2019, FICO moved to dismiss the Company’s petition. On July 2, 2019, the TTAB consolidated the proceedings and granted FICO’s motion to dismiss with leave to amend. On July 22, 2019, the Company filed its Amended Petition for Cancellation or Amendment and on August 12, 2019, FICO moved to dismiss the Company’s Amended Petition for Cancellation or Amendment. On January 31, 2020, the TTAB denied the motion to dismiss as to two grounds for partial cancellation and as to the request for amendment, and granted the motion as to a third ground for partial cancellation of one of FICO’s “Falcon” registrations and the claim for abandonment of both of FICO’s “Falcon” trademark registrations, with the right to reassert both claims for relief. The TTAB also set a new schedule for the consolidated proceedings, with trial periods set to begin on December 6, 2020. On March 18, 2020, the Company filed a motion for leave to file a Second Amended Petition to include a claim for abandonment for two of FICO’s “Falcon” trademark registrations. The Company is vigorously defending the case, but given the early stage, although a loss may reasonably be possible, the Company is unable to predict the likelihood of success of FICO’s claims or estimate a loss or a range of loss. As a result, no liability has been recorded as of April 30, 2020 or January 31, 2020.

In addition, from time to time the Company is a party to various litigation matters and subject to claims that arise in the ordinary course of business. In addition, third parties may from time to time assert claims against the Company in the form of letters and other communications. For any claims for which the Company believes a liability is both probable and reasonably estimable, the Company records a liability in the period for which it makes this determination. There is no pending or threatened legal proceeding to which the Company is a party that, in the Company’s opinion, is likely to have a material adverse effect on its condensed consolidated financial statements; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on the Company’s business because of defense and settlement costs, diversion of management resources, and other factors. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect the Company’s condensed consolidated financial statements.
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
The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of April 30, 2020 or January 31, 2020.
12. Geographic Information
The Company’s long-lived assets are composed of property and equipment, net, and operating lease right-of-use assets, are summarized by geographic area as follows:

	April 30, 2020	January 31, 2020
	(in thousands)
United States	$157,071	$125,409
International	17,763	10,669
Total property and equipment, net and operating lease right-of-use assets	$174,834	$136,078
No single country other than the United States represented 10% or more of the Company’s total long-lived assets as of April 30, 2020 or January 31, 2020.
13. Related Party Transactions
Subscription and Professional Services Revenue from Related Parties
During the three months ended April 30, 2020 and 2019, certain investors and companies with whom the Company’s Board of Directors are affiliated with purchased subscriptions and professional services. The Company recorded revenue from subscriptions and professional services from related parties of $0.9 million and $2.3 million during the three months ended April 30, 2020 and April 30, 2019, respectively. Accounts receivable associated with these related parties was $0.2 million as of April 30, 2020 and January 31, 2020.

Accounts Payable to Related Parties
The Company purchased goods and services totaling $0.8 million and $0.6 million, respectively, from certain investors and companies with whom its Board of Directors are affiliated with during the three months ended April 30, 2020 and 2019. The accounts payable to such vendors was none as of April 30, 2020 and January 31, 2020.
14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2020	2019
Common Stock
Net loss attributable to common stockholders	$—	$(25,977)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	—	47,205
Net loss per share attributable to common stockholders, basic and diluted	$—	$(0.55)

Class A Common Stock
Net loss attributable to common stockholders	$(11,263)	$—
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	124,886	—
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$—

Class B Common Stock
Net loss attributable to common stockholders	$(7,959)	$—
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	88,243	—
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$—
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

	April 30, 2020	April 30, 2019
	(in thousands)
Shares of common stock issuable upon conversion of redeemable convertible preferred stock	—	131,268
Shares of common stock issuable upon conversion of redeemable convertible preferred stock warrants	—	336
Shares of common stock subject to repurchase from outstanding stock options	849	466
RSUs and PSUs subject to future vesting	8,245	—
Shares of common stock issuable from stock options	12,472	26,200
Share purchase rights under the employee stock purchase plan	1,426	—
Potential common shares excluded from diluted net loss per share	22,992	158,270

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading Special Note Regarding Forward-Looking Statements following the Table of Contents of this Quarterly Report on Form 10-Q. You should review the disclosure under Part II Item 1A - Risk Factors in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year end is January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31.
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

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty, and economic disruption. Thus far, the impact of the pandemic has been modest with some customers, particularly in heavily impacted industries, requesting special billing or payment terms. We continued to win business with large enterprises and closed the vast majority of this quarter’s seven-figure deals in the second half of the quarter, after the COVID-19 shelter in place orders were in effect. Additionally, our gross retention rate remained consistently high and our dollar-based net retention rate once again exceeded 120 percent as we continued to expand module adoption within new and existing customers. In March 2020, we implemented several measures to help ensure the health and safety of all our employees around the globe including restricting all travel and transitioning 100% of our workforce to be remote. In addition, in response to the uncertain macroeconomic environment, we converted all of our marketable securities to cash and cash equivalents as of April 30, 2020.

We continue to conduct business as usual with modifications to employee travel, employee work locations, customer interactions, and cancellation of certain marketing events, among other things. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. The extent to which the COVID-19 pandemic may impact our longer-term operational and financial performance remains uncertain. Furthermore, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, if at all. The extent of the impact of the COVID-19 pandemic will depend on several factors, including the pace of reopening the economy around the world; the possible resurgence in the spread of the virus; the development cycle of therapeutics and vaccines; the impact on our customers and our sales cycles; the impact on our customer, employee, and industry events; and the effect on our vendors. Please see Item IA, "Risk Factors," in this Quarterly Report on Form 10-Q for a further description of the material risks we currently face, including the risks related to the COVID-19 pandemic.
In March, we launched two initiatives to help our customers quickly onboard new remote workers without sacrificing protection or having to worry about a procurement cycle. This included a surge relief plan that allows our customers to surge the number of endpoints for a limited time. Additionally, we launched a Falcon Prevent for Home Use program that allows our customers’ company administrators to install Falcon Prevent on their employees’ home systems. We believe both of these initiatives have been well received by our customers.

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
Maintain Customer Retention and Increase Sales. Our ability to increase revenue depends in large part on our ability to retain our existing customers and increase the ARR of their subscriptions. We focus on increasing sales to our existing customers by expanding their deployments to more endpoints and selling additional cloud modules for increased functionality. In February 2017, we transitioned our platform from a single offering into highly-integrated offerings of multiple SKU cloud modules. We initially launched this strategy with our IT hygiene, next-generation antivirus, EDR, managed threat hunting, and intelligence modules, and have added six additional modules since then. The Falcon Platform currently has 11 cloud modules that span endpoint security, security operations, and threat intelligence
Invest in Growth. We believe that our market opportunity is large and requires us to continue to invest significantly in sales and marketing efforts to further grow our customer base, both domestically and internationally. Our open cloud architecture and single data model have allowed us to rapidly build and deploy new cloud modules, and we expect to continue investing in those efforts to further enhance our technology platform and product functionality. In addition to our ongoing investment in research and development, we may also pursue acquisitions of businesses, technologies, and assets that complement and expand the functionality of our Falcon platform, add to our technology or security expertise, or bolster our leadership position by gaining access to new customers or markets. Furthermore, we expect our general and administrative expenses to increase in dollar amount for the foreseeable future given the additional expenses for accounting, compliance, and investor relations as we become a public company.
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
The following table sets forth the number of our subscription customers as of the dates presented:

	As of April 30,
	2020	2019
Subscription customers	6,261	3,059
Year-over-year growth	105%	105%
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

The following table sets forth our ARR as of the dates presented:

	As of April 30,
	2020	2019
	(in thousands)
Annual recurring revenue	$686,125	$364,648
Year-over-year growth	88%	114%
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
Our dollar-based net retention rate has varied from quarter to quarter due to a number of factors and we expect that trend to continue. For example, in the fourth quarter of fiscal 2019, we had an outsized expansion deal that contributed 11 percentage points to our net retention in that quarter. While we once again expanded within this account in the fourth quarter of fiscal
2020, the impact was smaller than the prior year. In addition, we have seen strong success with our strategy to land bigger deals with more modules, and we are also seeing an acceleration in our acquisition of new customers. While we view these two trends as positive developments, they have a natural trade off on our ability to expand business with existing customers in the near term.
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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development and general administrative expenses. For each of these categories of expense, employee-related expenses are the most significant component, which include salaries, employee bonuses, sales commissions, and employer payroll tax. Operating expenses also include an allocated portion of overhead costs for facilities, and IT.
Sales and Marketing. Sales and marketing expenses primarily consist of employee-related expenses such as salaries, commissions, and bonuses. Sales and marketing expenses also include stock-based compensation; expenses related to our Fal.Con customer conference and other marketing events; an allocated portion of facilities and administrative expenses; and cloud hosting and related services costs related to proof of value efforts. We capitalize and amortize sales commissions and any other incremental payments made upon the initial acquisition of a subscription or upsells to existing customers to sales and marketing expense over the estimated customer life, and amortize any such expenses paid for the renewal of a subscription to sales and marketing expense over the term of the renewal.
We expect sales and marketing expenses to increase in dollar amount as we continue to make significant investments in our sales and marketing organization to drive additional revenue, further penetrate the market, and expand our global customer base.
Research and Development. Research and development expenses primarily consist of employee-related expenses such as salaries and bonuses; stock-based compensation; consulting expenses related to the design, development, testing, and enhancements of our subscription services; and an allocated portion of facilities and administrative expenses. Our cloud platform is software-driven, and our research and development teams employ software engineers in the design, and the related development, testing, certification, and support of these solutions.
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

General and Administrative. General and administrative expenses consist of employee-related expenses such as salaries and bonuses; stock-based compensation; and related expenses for our executive, finance, human resources, and legal organizations. In addition, general and administrative expenses include outside legal accounting and other professional fees; and an allocated portion of facilities and administrative expenses. We expect to incur additional expenses as a result of operating as a public company. As a result, we expect our general and administrative expenses to increase in dollar amount. However, we anticipate general and administrative expenses to decrease as a percentage of our total revenue over time.
Other Income, Net. Other income, net, consists primarily of income earned on our cash equivalents and marketable securities; expense related to the fair value of warrants for our redeemable convertible preferred stock; interest expense on our bank facility; and foreign currency transaction gains and losses.
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
Results of Operations
The following tables set forth our condensed consolidated statements of operations for each period presented:

	Three Months Ended April 30,		Change $	Change %
	2020	2019
	(in thousands)
Revenue
Subscription	$162,222	$85,990	$76,232	89%
Professional services	15,856	10,087	5,769	57%
Total revenue	178,078	96,077	82,001	85%
Cost of revenue
Subscription (1) (2)	37,244	23,691	13,553	57%
Professional services (1)	9,651	5,582	4,069	73%
Total cost of revenue	46,895	29,273	17,622	60%
Gross profit	131,183	66,804	64,379	96%
Operating expenses
Sales and marketing (1) (2)	88,138	56,843	31,295	55%
Research and development (1) (2)	40,578	23,875	16,703	70%
General and administrative (1)	25,043	11,861	13,182	111%
Total operating expenses	153,759	92,579	61,180	66%
Loss from operations	(22,576)	(25,775)	3,199	(12)%
Interest expense	(143)	(1)	(142)	14,200%
Other income, net	4,533	394	4,139	1,051%
Loss before provision for income taxes	(18,186)	(25,382)	7,196	(28)%
Provision for income taxes	(1,036)	(595)	(441)	74%
Net loss	$(19,222)	$(25,977)	$6,755	(26)%
___________________________________________

(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Subscription cost of revenue	$1,995	$265
Professional services cost of revenue	971	103
Sales and marketing	8,687	1,518
Research and development	4,900	681
General and administrative	7,085	1,185
Total stock-based compensation expense	$23,638	$3,752
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended April 30,
	2020	2019
	(in thousands)
Subscription cost of revenue	$62	$104
Sales and marketing	31	30
Research and development	10	11
Total amortization of purchased intangibles	$103	$145
The following table presents the components of our condensed consolidated statements of operations as a percentage of total revenue for the periods presented:

	Three Months Ended April 30,
	2020	2019
	%	%
Revenue
Subscription	91%	90%
Professional services	9%	10%
Total revenue	100%	100%
Cost of revenue
Subscription	21%	25%
Professional services	5%	6%
Total cost of revenue	26%	30%
Gross profit	74%	70%
Operating expenses
Sales and marketing	49%	59%
Research and development	23%	25%
General and administrative	14%	12%
Total operating expenses	86%	96%
Loss from operations	(13)%	(27)%
Interest expense	—%	—%
Other income, net	3%	—%
Loss before provision for income taxes	(10)%	(26)%
Provision for income taxes	(1)%	(1)%
Net loss	(11)%	(27)%

Comparison of the Three Months Ended April 30, 2020 and 2019
Revenue
The following shows total revenue from subscriptions and professional services for the three months ended April 30, 2020 as compared to the three months ended April 30, 2019:

	Three Months Ended April 30,		Change $	Change %
	2020	2019
	(in thousands)
Subscription	$162,222	$85,990	$76,232	89%
Professional services	15,856	10,087	5,769	57%
Total revenue	$178,078	$96,077	$82,001	85%
Total revenue increased by $82.0 million, or 85%, for the three months ended April 30, 2020, compared to the three months ended April 30, 2019. Subscription revenue accounted for 91% of our total revenue for the three months ended April 30, 2020, and 90% of our total revenue for the three months ended April 30, 2019. Professional services revenue accounted for 9% of our total revenue for the three months ended April 30, 2020, and 10% of our total revenue for the three months ended April 30, 2019.
Subscription revenue increased by $76.2 million, or 89%, for the three months ended April 30, 2020, compared to the three months ended April 30, 2019. This increase was primarily attributable to the addition of new subscription customers, as we increased our customer base by 105% from 3,059 subscription customers as of April 30, 2019 to 6,261 subscription customers as of April 30, 2020. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 33%, 35%, and 32% of total subscription revenue for the three months ended April 30, 2020, respectively. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 43%, 31%, and 26% of total subscription revenue for the three months ended April 30, 2019, respectively.
Professional services revenue increased by $5.8 million, or 57%, for the three months ended April 30, 2020, compared to the three months ended April 30, 2019, and was primarily attributable to an increase in the number of professional service hours performed.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the three months ended April 30, 2020 as compared to the three months ended April 30, 2019:

	Three Months Ended April 30,		Change $	Change %
	2020	2019
	(in thousands)
Subscription	$37,244	$23,691	$13,553	57%
Professional services	9,651	5,582	4,069	73%
Total cost of revenue	$46,895	$29,273	$17,622	60%
Total cost of revenue increased by $17.6 million, or 60%, for the three months ended April 30, 2020, compared to the three months ended April 30, 2019. Subscription cost of revenue increased by $13.6 million, or 57%, for the three months ended April 30, 2020, compared to the three months ended April 30, 2019. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $5.3 million driven by a 90% increase in average headcount, an increase in cloud hosting and related services of $3.3 million driven by increased customer activity, an increase in stock-based compensation expense of $1.7 million, an increase in depreciation of data center equipment of $1.4 million, and an increase in allocated overhead costs of $1.2 million.
Professional services cost of revenue increased by $4.1 million, or 73%, for the three months ended April 30, 2020, compared to the three months ended April 30, 2019. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $2.5 million driven by an increase in average headcount of 54%, an increase in stock-based compensation expense of $0.9 million, and an increase in allocated overhead costs of $0.4 million.

The following shows gross profit and gross margin for subscriptions and professional services for the three months ended April 30, 2020 as compared to the three months ended April 30, 2019:

	Three Months Ended April 30,		Change $	Change %
	2020	2019
	(in thousands)
Subscription gross profit	$124,978	$62,299	$62,679	101%
Professional services gross profit	6,205	4,505	1,700	38%
Total gross profit	$131,183	$66,804	$64,379	96%

	Three Months Ended April 30,		Change %
	2020	2019
Subscription gross margin	77%	72%	5%
Professional services gross margin	39%	45%	(6)%
Total gross margin	74%	70%	4%
Subscription gross margin increased by five percentage points for the three months ended April 30, 2020, compared to the three months ended April 30, 2019. This increase was a result of continuing to shift more of our operations from third-party cloud service providers to colocation data centers, renegotiating the terms of a third-party cloud service provider contract, and lower than typical travel given COVID-19 travel restrictions. This increase in gross margin was also due to the continued expansion of module adoption by our customer base. As of April 30, 2020, over half of our customer base had adopted four or more modules and over one-third of our customer base had adopted five or more modules. Our “collect once, reuse many” data strategy means that after the first module is paid for and covers the cost of data storage and most computational costs, each additional subscription module carries a higher margin. We expect gross margin to fluctuate quarter to quarter given the timing of turning on new cloud data centers in new geographies to accommodate increased activity and demand. Professional services gross margin decreased by six percentage points for the three months ended April 30, 2020, compared to the three months ended April 30, 2019. The decrease in professional services gross margin was due to a decrease in utilization during the three months ended April 30, 2020 compared to the three months ended April 30, 2019.
Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the three months ended April 30, 2020 as compared to the three months ended April 30, 2019:

	Three Months Ended April 30,		Change $	Change %
	2020	2019
	(in thousands)
Sales and marketing expenses	$88,138	$56,843	$31,295	55%
Sales and marketing expenses increased by $31.3 million, or 55%, for the three months ended April 30, 2020, compared to the three months ended April 30, 2019. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $16.9 million driven by an increase in sales and marketing average headcount of 45%, an increase in stock-based compensation of $7.2 million, an increase in marketing programs of $2.7 million, an increase in company events of $2.3 million, and an increase in allocated overhead costs of $2.0 million, partially offset by a $1.5 million decrease in travel-related costs due to the fact that, as a result of the COVID-19 pandemic, all of our workforce was working from home and not traveling for business purposes for the majority of the quarter.

Research and Development
The following shows research and development expenses for the three months ended April 30, 2020 as compared to the three months ended April 30, 2019:

	Three Months Ended April 30,		Change $	Change %
	2020	2019
	(in thousands)
Research and development expenses	$40,578	$23,875	$16,703	70%
Research and development expenses increased by $16.7 million, or 70%, for the three months ended April 30, 2020, compared to the three months ended April 30, 2019. This increase was primarily due to an increase in employee-related expenses of $8.2 million driven by an increase in research and development average headcount of 50%. In addition, there was an increase in stock-based compensation of $4.2 million, an increase in cloud hosting and related costs of $1.7 million, and an increase in allocated overhead costs of $1.3 million.
General and Administrative
The following shows general and administrative expenses for the three months ended April 30, 2020 as compared to the three months ended April 30, 2019:

	Three Months Ended April 30,		Change $	Change %
	2020	2019
	(in thousands)
General and administrative expenses	$25,043	$11,861	$13,182	111%
General and administrative expenses increased by $13.2 million, or 111%, for the three months ended April 30, 2020, compared to the three months ended April 30, 2019. The increase in general and administrative expenses was primarily due an increase in stock-based compensation expense of $6.1 million. In addition, there was an increase in employee-related expenses of $3.1 million driven by an increase in general and administrative average headcount of 74%, an increase in corporate insurance expense of $1.3 million, an increase in legal expenses of $0.9 million, and an increase in overhead costs of $0.6 million.
Interest Expense and Other Income, Net
The following shows Interest expense and Other income, net, for the three months ended April 30, 2020 as compared to the three months ended April 30, 2019:

	Three Months Ended April 30,		Change $	Change %
	2020	2019
	(in thousands)
Interest expense	$(143)	$(1)	$(142)	14,200%
Other income, net	$4,533	$394	$4,139	1,051%
Other income, net, increased by $4.1 million, for the three months ended April 30, 2020, compared to the three months ended April 30, 2019. This increase was driven primarily by an increase in interest income of $2.1 million, a realized gain on the sale of marketable securities of $1.3 million, as a result of liquidating our portfolio of marketable securities in response to the economic uncertainty surrounding the COVID-19 pandemic, and a decrease in expense related to the fair value of the redeemable convertible preferred stock warrants of $1.2 million.
Provision for Income Taxes
The following shows the provision for income taxes for the three months ended April 30, 2020 as compared to the three months ended April 30, 2019:

	Three Months Ended April 30,		Change $	Change %
	2020	2019
	(in thousands)
Provision for income taxes	$(1,036)	$(595)	$(441)	74%

The increase in the provision for income taxes of $0.4 million during the three months ended April 30, 2020 compared to the three months ended April 30, 2019 was primarily due to income tax expense related to the realized gain on the sale of marketable securities.
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
The following table presents a reconciliation of our non-GAAP subscription gross profit to our GAAP subscription gross profit and of our non-GAAP subscription gross margin to our GAAP subscription gross margin as of the periods presented:

	Three Months Ended April 30,
	2020	2019
	(dollars in thousands)
GAAP subscription revenue	$162,222	$85,990

GAAP subscription gross profit	$124,978	$62,299
Add: Stock-based compensation expense	1,995	265
Add: Amortization of acquired intangible assets	62	104
Non-GAAP subscription gross profit	$127,035	$62,668

GAAP subscription gross margin	77%	72%

Non-GAAP subscription gross margin	78%	73%

Non-GAAP Income (Loss) from Operations and Non-GAAP Operating Margin
We define non-GAAP income (loss) from operations and non-GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, excluding stock-based compensation expense, amortization of acquired intangible assets, and acquisition-related expenses. We believe non-GAAP income (loss) from operations and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these metrics generally eliminate the effects of certain variables unrelated to our overall operating performance.
The following table presents a reconciliation of our non-GAAP income (loss) from operations to our GAAP loss from operations and our non-GAAP operating margin to our GAAP operating margin as of the periods presented:

	Three Months Ended April 30,
	2020	2019
	(dollars in thousands)
Total revenue	$178,078	$96,077

GAAP loss from operations	$(22,576)	$(25,775)
Add: Stock-based compensation expense	23,638	3,752
Add: Amortization of acquired intangible assets	103	145
Non-GAAP income (loss) from operations	$1,165	$(21,878)

GAAP operating margin	(13)%	(27)%

Non-GAAP operating margin	1%	(23)%
Free Cash Flow and Free Cash Flow Margin
Free cash flow is a non-GAAP financial measure that we define as net cash provided by (used in) operating activities less purchases of property and equipment and capitalized internal-use software. Free cash flow margin is calculated as free cash flow divided by total revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide useful information to management and investors about the amount of cash consumed by our operating activities that is therefore not available to be used for other strategic initiatives. One limitation of free cash flow and free cash flow margin is that they do not reflect our future contractual commitments. Additionally, free cash flow does not represent the total increase or decrease in our cash balance for a given period. In addition, other companies may calculate free cash flow differently or not at all, which reduces the usefulness of free cash flow as a tool for comparison.
The following table presents a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities:

	Three Months Ended April 30,
	2020	2019
	(dollars in thousands)
Total revenue	$178,078	$96,077

Net cash provided by operating activities	98,577	1,415
Less: Purchases of property and equipment	(9,694)	(15,541)
Less: Capitalized internal-use software	(1,882)	(1,984)
Free cash flow	$87,001	$(16,110)

Net cash provided by investing activities	$634,711	$4,138
Net cash provided by (used in) financing activities	$6,893	$(882)

Net cash provided by (used in) operating activities as a percentage of revenue	55%	1%
Less: Purchases of property and equipment as a percentage of revenue	(5)%	(16)%
Less: Capitalized internal-use software as a percentage of revenue	(1)%	(2)%
Free cash flow margin	49%	(17)%

Liquidity and Capital Resources
In June 2019, upon completion of our IPO, we received net proceeds of $659.2 million, after deducting underwriters’ discounts and commissions and offering expenses of $44.8 million.
As of April 30, 2020, we had cash and cash equivalents, consisting of highly liquid money market funds, of $1.0 billion. During the three months ended April 30, 2020 we liquidated our entire portfolio of marketable securities largely in response to the global economic uncertainty in conjunction with the COVID-19 pandemic. This resulted in the recognition of a realized gain of $1.3 million.
Since our inception, we have generated operating losses, as reflected in our accumulated deficit of $656.7 million as of April 30, 2020. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to continue to make in sales and marketing and research and development, and due to additional general and administrative costs incurred as a result of operating as a public company. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2020, we had deferred revenue of $636.0 million, of which $465.6 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2020	2019
	(in thousands)

Net cash provided by operating activities	$98,577	$1,415
Net cash provided by investing activities	634,711	4,138
Net cash provided by (used in) financing activities	6,893	(882)
Operating Activities
Net cash provided by operating activities during the three months ended April 30, 2020 was $98.6 million, which resulted from a net loss of $19.2 million, adjusted for non-cash charges of $47.2 million and net cash inflow of $70.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $23.6 million in stock-based compensation expense, $13.5 million of amortization of deferred contract acquisition costs, and $8.2 million of depreciation and amortization. The net cash inflow from changes in operating assets and liabilities was primarily due to a $64.8 million increase in deferred revenue and a $20.7 million decrease in accounts receivable, partially offset by a $22.6 million increase in deferred contract acquisition costs.
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

Investing Activities
Net cash provided by investing activities during the three months ended April 30, 2020 of $634.7 million was primarily due to the sale of marketable securities of $639.6 and the maturities of marketable securities of $91.6 million, partially offset by purchases of marketable securities of $84.9 million and purchases of property and equipment of $9.7 million.
Net cash provided by investing activities during the three months ended April 30, 2019 of $4.1 million was primarily due to maturities of marketable securities of $69.0 million, partially offset by purchases of marketable securities of $51.8 million and purchases of property and equipment of $15.5 million.
Financing Activities
Net cash provided by financing activities of $6.9 million during the three months ended April 30, 2020 was primarily due to proceeds from the exercise of stock options of $6.4 million.
Net cash used in financing activities of $0.9 million during the three months ended April 30, 2019 was due to $2.4 million of payments of deferred offering costs partially offset by proceeds from the issuance of common stock upon exercise of stock options of $1.5 million.
Debt Obligations
In April 2019, we entered into a Credit Agreement with Silicon Valley Bank and other lenders to provide a revolving line of credit of up to $150.0 million, including a letter of credit sub-facility in the aggregate amount of $10.0 million, and a swingline sub-facility in the aggregate amount of $10.0 million. We also have the option to request an incremental facility of up to an additional $75.0 million from one or more of the lenders under the Credit Agreement. The amount we may borrow under the Credit Agreement may not exceed the lesser of $150.0 million or our ordinary course recurring subscription revenue for the most recent month, as determined under the Credit Agreement, multiplied by a number that is (i) 6, for the first year after entry into the Credit Agreement; (ii) 5, for the second year after entry into the Credit Agreement; and (iii) 4, thereafter. Under the terms of the Credit Agreement, revolving loans may be either Eurodollar Loans or ABR Loans. Outstanding Eurodollar Loans incur interest at the Eurodollar Rate, which is defined in the Credit Agreement as LIBOR (or any successor thereto), plus a margin between 2.50% and 3.00%, depending on usage. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect for such day plus 0.50%, and (c) the Eurodollar Rate plus 1.00%, in each case plus a margin between 1.50% and 2.00%, depending on usage. We are charged a commitment fee of 0.20% to 0.30% per year for committed but unused amounts. The Credit Agreement will terminate on April 19, 2022.
The Credit Agreement is collateralized by substantially all of our current and future property, rights, and assets, including, but not limited to, cash, goods, equipment, contractual rights, financial assets, and intangible assets of the Company and our subsidiaries. The Credit Agreement contains covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The Credit Agreement also contains financial covenants requiring us to maintain the year-over-year growth rate of our ordinary course recurring subscription revenue above specified rates and to maintain minimum liquidity at specified levels. The Credit Agreement also contains events of default that include, among others, non-payment of principal, interest, or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, and material judgments. We were in compliance with all covenants under the Credit Agreement as of April 30, 2020.
No amounts were outstanding under the Credit Agreement as of April 30, 2020.

Strategic Investments
In July 2019, we agreed to commit up to $10.0 million to a newly formed entity, CrowdStrike Falcon Fund LLC (“Falcon Fund”), in exchange for 50% of the sharing percentage of any distribution by Falcon Fund. Additionally, entities associated with Accel, a holder of more than 5% of our capital stock, also agreed to commit up to $10.0 million to Falcon Fund and collectively own the remaining 50% of the sharing percentage of Falcon Fund. Falcon Fund is in the business of purchasing, selling, investing and trading in minority equity and convertible debt securities of privately-held companies that develop applications that have potential for substantial contribution to CrowdStrike and its platform. Falcon Fund has a duration of ten years which may be extended for three additional years. At dissolution, Falcon Fund will be liquidated and the remaining assets will be distributed to the investors based on their sharing percentage. As of April 30, 2020, we had contributed $0.5 million to Falcon Fund.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of April 30, 2020 and the fiscal years in which these obligations are due:

	Total	2021	2022	2023	2024	2025	Thereafter
	(in thousands)

Real estate arrangements(1)	$45,857	$5,481	$9,746	$9,307	$9,258	$8,414	$3,651
Data center commitments(2)	149,993	47,017	76,622	10,077	10,348	2,708	3,221
Other purchase obligations(3)	33,895	20,096	13,676	79	31	13	—
Total	$229,745	$72,594	$100,044	$19,463	$19,637	$11,135	$6,872
___________________________________________
(1)Relates to non-cancellable real estate arrangements where the amounts are reflected on an undiscounted basis. For additional information refer to Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
(2)Relates to non-cancelable commitments to data center vendors.
(3)Relates to non-cancelable purchase commitments with various parties to purchase products and services entered into in the normal course of business.
The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts, including purchase orders, that we can cancel without a significant penalty are not included in the table above. Purchase orders issued in the ordinary course of business are not included in the table above, as such purchase orders represent authorizations to purchase rather than binding agreements.
Indemnification
Our subscription agreements contain standard indemnification obligations. Pursuant to these agreements, we will indemnify, defend, and hold the other party harmless with respect to a claim, suit, or proceeding brought against the other party by a third party alleging that our intellectual property infringes upon the intellectual property of the third party, or results from a breach of our representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. Typically, these indemnification provisions do not provide for a maximum potential amount of future payments we could be required to make. However, in the past we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheet as of April 30, 2020 or January 31, 2020.
We also indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited. However, our director and officer insurance policy limits our exposure and enables us to recover a portion of any future amounts paid.

Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheet as of April 30, 2020 or January 31, 2020.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based upon our financial statements and notes to our financial statements, which were prepared in accordance with GAAP. The preparation of the financial statements requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our management evaluates our estimates on an ongoing basis, including those related to the allowance for doubtful accounts, the carrying value and useful lives of long-lived assets, the fair value of financial instruments, the recognition and disclosure of contingent liabilities, and stock-based compensation. We base our estimates and judgments on our historical experience, knowledge of factors affecting our business and our belief as to what could occur in the future considering available information and assumptions that are believed to be reasonable under the circumstances.
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
Our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements. Our critical accounting policies and our more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 23, 2020, and there have been no significant changes to these policies for the three months ended April 30, 2020, except in regards to our adoption of ASC 842 as discussed below.
In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (Topic 842), which requires lessees to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets, and to recognize on the income statement the expenses in a manner similar to prior practice. We adopted this new standard using the modified retrospective method as of February 1, 2020 and elected the transition option that allows us not to restate the comparative periods in our financial statements in the year of adoption.

In adopting the leasing standard, the Company elected the following practical expedients:

•The package of practical expedients which allows for not reassessing 1) whether existing contracts contain leases, 2) the lease classification of existing leases, and 3) whether existing initial direct costs meet the new definition.

•The practical expedient in ASC Subtopic 842-10 to not separate non-lease components from lease components and instead account for each separate lease component and non-lease components associated with that lease component as a single lease component by class of the underlying assets.

•Not to recognize right of use assets and lease liabilities for short-term leases, which have a lease term of twelve months or less and do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise.

The Company used its original assumptions for operating leases entered into prior to adoption, electing not to use the hindsight practical expedient.

Lease payments consist primarily of the fixed payments under the arrangement, less any lease incentives such as tenant improvement allowance. The Company uses an estimate of our incremental borrowing rate (IBR) based on the information available at the lease commencement date in determining the present value of lease payments, unless the implicit rate is readily determinable. In determining the appropriate IBR, the Company considers information including, but not limited to, our credit rating, the lease term, and the currency in which the arrangement is denominated. For leases which commenced prior to our adoption of Topic 842, the Company used the IBR on January 31, 2020.
Backlog

We enter into both single and multi-year subscription contracts for our solutions. We generally invoice the entire amount at contract signing prior to commencement of subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. As of April 30, 2020, we had backlog of approximately $181.5 million. Of this amount, approximately $53.0 million is not reasonably expected to be billed in the next twelve months. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
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
Employees

As of April 30, 2020, we had 2,583 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We may be required to comply with the terms of these collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Corporate Information

CrowdStrike, Inc. was incorporated in the state of Delaware in August 2011. We then incorporated CrowdStrike Holdings, Inc. in the state of Delaware in November 2011, which acquired all shares of CrowdStrike, Inc. held by Warburg Pincus Private Equity X, L.P. and Warburg Pincus X Partners, L.P., or Warburg Pincus, such that CrowdStrike, Inc. became our wholly-owned subsidiary. Our principal executive offices are located at 150 Mathilda Place, Suite 300, Sunnyvale, California 94086, and our telephone number is (888) 512-8906. Our website address is www.crowdstrike.com. Information contained on, or that can be accessed through, our website does not constitute part of this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in corporate debt securities and money market funds. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of April 30, 2020, we had cash and cash equivalents of $1.0 billion and no marketable securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. However, due to the short-term nature of our investment portfolio, the effect of a hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our portfolio as of April 30, 2020. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Risk
To date, all of our sales contracts have been denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Australian Dollar, and Euro. The functional currency of our foreign subsidiaries is that country’s local currency. Foreign currency transaction gains and losses are recorded to Other income (expense), net. As of April 30, 2020, the cumulative foreign currency exchange rate loss recorded in other comprehensive income (loss) was $0.7 million. A hypothetical 10% decrease in the U.S. dollar against other currencies would have resulted in an increase in operating loss of approximately $3.5 million for the three months ended April 30, 2020. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2020. Based on the evaluation of our disclosure controls and procedures as of April 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are currently involved in proceedings before the Trademark Trial and Appeal Board (“TTAB”) at the U.S. Patent and Trademark Office (the “USPTO”) regarding our U.S. trademark registrations for “CrowdStrike Falcon” and our U.S. application to register our “Falcon OverWatch” trademark. On November 23, 2016, Fair Isaac Corporation (“FICO”) filed a Petition for Cancellation of our “CrowdStrike Falcon” trademark registrations and a Notice of Opposition against our “Falcon OverWatch” trademark application before the USPTO, TTAB. On January 3, 2017, we filed answers to both the cancellation and opposition proceedings, and the proceedings thereafter were consolidated. On November 21, 2018, we filed a Petition for Partial Cancellation or Amendment of one of FICO’s “Falcon” trademark registrations, and on December 10, 2018, the parties filed a joint request to consolidate the proceedings and adjust the schedule. On January 16, 2019, FICO moved to dismiss our petition. On July 2, 2019, the TTAB consolidated the proceedings and granted FICO’s motion to dismiss with leave to amend. On July 22, 2019, we filed an Amended Petition for Cancellation or Amendment and on August 12, 2019, FICO moved to dismiss our Amended Petition for Cancellation or Amendment. On January 31, 2020, the TTAB denied the motion to dismiss as to two grounds for partial cancellation and as to the request for amendment, and granted the motion as to a third ground for partial cancellation of one of FICO’s “Falcon” registrations and the claim for abandonment of both of FICO’s “Falcon” trademark registrations, with the right to reassert both claims for relief. The TTAB also set a new schedule for the consolidated proceedings, with trial periods set to begin on December 6, 2020. On March 18, 2020, we filed a motion for leave to file a Second Amended Petition to include a claim for abandonment for two of FICO’s “Falcon” trademark registrations, and that motion is pending. We are vigorously defending the case, but given the early stage, although a loss may reasonably be possible, we are unable to predict the likelihood of success of FICO’s claims or estimate a loss or a range of loss. As a result, no liability has been recorded as of April 30, 2020 or January 31, 2020.
In addition, from time to time, we are party to various litigation matters and subject to claims that arise in the ordinary course of business. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. For any claims for which we believe a liability is both probable and reasonably estimable, we record a liability in the period for which it makes this determination. There is no pending or threatened legal proceeding to which we are a party that, in our opinion, is likely to have a material adverse effect on our condensed consolidated financial statements; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources, and other factors. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our condensed consolidated financial statements.
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
Risks Related to Our Business and Industry
The COVID-19 pandemic could adversely affect our business, operating results and future revenue.
In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. While the COVID-19 pandemic has not had a material adverse financial impact on our business to date, the future impacts of the pandemic and any resulting economic impact are largely unknown. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may materially and adversely affect our business, operating results and future revenue. Additionally, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, if at all.

Preventative measures instituted by governments and businesses to mitigate the spread of COVID-19, including travel restrictions, social distancing requirements, shelter in place orders, and quarantines, have negatively impacted the global economy and may adversely impact us, our customers and vendors. Some of our customers have been negatively impacted by the COVID-19 pandemic which could affect our revenues. Customers may also request revised payment terms. If such a demand for revised payment terms occurs, some delays in accounts receivable collection would result. A prolonged economic downturn could result in a larger customer churn than we currently anticipate and reduced demand for our products and services, in which case our revenues could be significantly impacted.
The extent to which COVID-19 ultimately impacts our results of operations, cash flow and financial position will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governments and authorities to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. These uncertainties have resulted in volatility in securities and financial markets, which may prevent us from accessing the equity or debt capital markets on attractive terms or at all for a period of time, which could have an adverse effect on our liquidity position. Even after the COVID-19 pandemic has subsided, we may experience material adverse impacts to our business as a result of its global economic impact, including as a result of any recession that may occur. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. For these reasons, the current level of uncertainty over the economic and operational impacts of COVID-19 means the impact on our results of operations, cash flows and financial position cannot be reasonably estimated at this time. Adverse global economic conditions, like the ones we are currently experiencing during the COVID-19 pandemic, could adversely impact our business and financial condition.
Adverse global economic conditions like the ones we are currently experiencing because of the COVID-19 pandemic and uncertain conditions in the credit markets have created, and in the future may increase risk to our financial outlook.
The uncertain global economy could also result in material churn in our customer base, reductions in revenues from our offerings, longer sales cycles, slower adoption of new technologies and increased price competition, which could adversely affect our liquidity. Customers and vendors filing for bankruptcy could also lead to costly and time-intensive actions with adverse effects, including greater difficulty or delay in accounts receivable collection.
We have experienced rapid growth in recent periods, and if we do not manage our future growth, our business and results of operations will be adversely affected.
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from 324 employees as of January 31, 2016, to 2,583 employees as of April 30, 2020. Although we have experienced rapid growth historically, we may not sustain our current growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in evolving industries, including market acceptance of our Falcon platform, adding new customers, intense competition, and our ability to manage our costs and operating expenses. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced net losses of $135.5 million, $140.1 million, and $141.8 million for fiscal 2018, fiscal 2019, and fiscal 2020, respectively. As of April 30, 2020, we had an accumulated deficit of $656.7 million. While we have experienced significant growth in revenue in recent periods, we cannot assure you when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our total revenue or improvements in our results of operations. In addition to the anticipated costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
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
To expand our customer base, we need to convince potential customers to allocate a portion of their discretionary budgets to purchase our Falcon platform. Our sales efforts often involve educating our prospective customers about the uses and benefits of our Falcon platform. Enterprises and governments that use legacy security products, such as signature-based or malware-based products, firewalls, intrusion prevention systems, and antivirus, for their IT security may be hesitant to purchase our Falcon platform if they believe that these products are more cost effective, provide substantially the same functionality as our Falcon platform or provide a level of IT security that is sufficient to meet their needs. We may have difficulty convincing prospective customers of the value of adopting our solution. Even if we are successful in convincing prospective customers that a cloud native platform like ours is critical to protect against cyberattacks, they may not decide to purchase our Falcon platform for a variety of reasons some of which are out of our control. For example, any deterioration in general economic conditions, including a downturn due to the outbreak of diseases such as COVID-19 may cause our current and prospective customers to cut their overall security and IT operations spending, and such cuts may fall disproportionately on cloud-based security solutions like ours. Economic weakness, customer financial difficulties, and constrained spending on security and IT operations may result in decreased revenue, reduced sales, lengthened sales cycles, increased churn, lower demand for our products, and adversely affect our results of operations and financial conditions. Additionally, if the incidence of cyberattacks were to decline, or be perceived to decline, or if organizations adopt endpoints that use operating systems we do not adequately support, our ability to attract new customers and expand sales of our solutions to existing customers could be adversely affected. If organizations do not continue to adopt our Falcon platform, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations, and financial condition would be harmed.
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

It is virtually impossible for us to entirely eliminate the risk of such compromises, interruptions in service, or other security incidents affecting our internal systems or data, or that of our third-party service providers and vendors. Organizations are subject to a wide variety of attacks on their supply chain, networks, systems, and endpoints, and techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently. Furthermore, employee error or malicious activity could compromise our systems. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an intrusion into our networks, which could result in unauthorized access to customer data, intellectual property including access to our source code, and information about vulnerabilities in our product, which in turn, could reduce the effectiveness of our solutions, or lead to cyberattacks or other intrusions of our customers’ networks, litigation, governmental audits and investigations and significant legal fees, all of which could damage our relationships with our existing customers and could have a negative effect on our ability to attract and retain new customers. We have expended, and anticipate continuing to expend, significant amounts and resources in an effort to prevent security breaches and other security incidents impacting our systems and data. Since our business is focused on providing reliable security services to our customers, we believe that an actual or perceived security incident affecting, our internal systems or data or data of our customers would be especially detrimental to our reputation, customer confidence in our solution, and our business.
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
Our results of operations may vary significantly from period to period, which could adversely affect our business, financial condition and results of operations. Our results of operations have varied significantly from period to period, and we expect that our results of operations will continue to vary as a result of a number of factors, many of which are outside of our control and may be difficult to predict, including:
•the impact of the COVID-19 pandemic on our operations, financial results, and liquidity and capital resources, including on customers, sales, expenses, and employees;

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
Our future success is substantially dependent on our ability to attract, retain, and motivate the members of our management team and other key employees throughout our organization. In particular, we are highly dependent on the services of George Kurtz, our President and Chief Executive Officer, who is critical to our future vision and strategic direction. We rely on our leadership team in the areas of operations, security, research and development, marketing, sales, support and general and administrative functions. Although we have entered into employment agreements with our key personnel, our employees, including our executive officers, work for us on an “at-will” basis, which means they may terminate their employment with us at any time. If Mr. Kurtz, or one or more of our key employees, or members of our management team resigns or otherwise ceases to provide us with their service, our business could be harmed.
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
We also expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, information security, specific categories of data, electronic, and telecommunications services in the United States, the European Union and other jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations, standards, or perception of their requirements may have on our business. For example, the European Commission adopted the European General Data Protection Regulation, or GDPR, that became fully effective in May 2018, and applies to the processing (which includes the collection and use) of certain personal data. As compared to previously-effective data protection law in the European Union, the GDPR imposes additional obligations and risk upon our business and increases substantially the penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of our worldwide annual revenue for the prior fiscal year, whichever is higher. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to do so in the future, potentially making significant changes in our business operations, which may adversely affect our revenue and our business overall. Additionally, because there have been very few GDPR actions enforced against companies, we are unable to predict how they will be applied to us or our customers. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or EEA, to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities. Despite this, we may be unsuccessful in establishing or maintaining conforming means of transferring such data from the EEA, in particular as a result of continued legal and legislative activity within the European Union that has challenged or called into question the legal basis for existing means of data transfers to countries that have not been found to provide adequate protection for personal data.
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
We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Retaining or expanding our current levels of personnel and products offerings may require additional funds to respond to business challenges, including the need to develop new products and enhancements to our Falcon platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business. Accordingly, we may need to engage in additional equity or debt financings to secure additional funds. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the market price of our Class A common stock could decline. If we engage in debt financing, the holders of debt would have priority over the holders of our Class A common stock, and we may be required to accept terms that restrict our operations or our ability to incur additional indebtedness or to take other actions that would otherwise be in the interests of the debt holders. Any of the above could harm our business, results of operations, and financial condition.
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
We derived approximately 17%, 23%, 26%, and 27% of our total revenue from our international customers for fiscal 2018, fiscal 2019, fiscal 2020, and the three months ended April 30, 2020, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
CrowdStrike is a highly-visible public company whose management, products, business, results of operations, statements and actions are scrutinized by third-parties whose influence could negatively impact the perception of our brand and the market value of our Class A common stock.
CrowdStrike is a highly-visible public company whose management, products, business, results of operations, statements and actions are publicized. Such attention sometimes includes criticism of us by a range of third-parties. Our continued success depends on our ability to focus on executing on our mission and business plan while maintaining the trust of our current and potential customers, employees, stockholders and business partners. Any criticism, whether or not accurate, could influence the perception of our brand or our management by our customers, suppliers or investors, which could adversely impact our business prospects, operating results and the market value of our Class A common stock.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition; allowance for doubtful accounts; valuation of common stock and redeemable convertible preferred stock warrants; carrying value and useful lives of long-lived assets; loss contingencies; and the provision for income taxes and related deferred taxes. Additionally, as a result of the global COVID-19 pandemic, many of management’s estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the market price of our Class A common stock.
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
Sales of a substantial number of shares of our Class A common stock in the public market, including shares of Class A stock that have been converted from shares of Class B common stock, and particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock. As of May 31, 2020, we had 151,213,435 shares of Class A common stock outstanding and 64,780,310 shares of Class B common stock outstanding.
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
As of April 30, 2020, our executive officers, directors, two of our current stockholders and their respective affiliates held, in aggregate, 79% of the voting power of our outstanding capital stock. Furthermore, two of our current stockholders and their respective affiliates held, in aggregate, 52% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders, including those who purchased shares in our initial public offering, oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale or other liquidity event and might ultimately affect the market price of our common stock.
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
None.
Use of Proceeds from Public Offering of Common Stock
There were no purchases of shares of our common stock during the three months ended April 30, 2020. On June 11, 2019, the SEC declared our registration statement on Form S-1 (File No. 333-231461) for our IPO effective. There have been no material changes in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 13, 2019.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1†	CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan Global Performance Unit Agreement					X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, California, on the day of June 3, 2020.

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere Chief Financial Officer (Principal Financial Officer)

By:	/s/ Abhishek Maheshwari
Abhishek Maheshwari Chief Accounting Officer (Principal Accounting Officer)