Form 10-Q
period 2020-07-31
CrowdStrike Holdings, Inc.
filed 2020-09-03
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑
As of August 31, 2020, the number of shares of the registrant’s Class A common stock outstanding was 184,410,223, and the number of shares of the registrant’s Class B common stock outstanding was 35,038,535.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CrowdStrike Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	July 31,	January 31,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$1,064,734	$264,798
Marketable securities	—	647,266
Accounts receivable, net of allowance for doubtful accounts of $1.3 million and $1.1 million as of July 31, 2020 and January 31, 2020, respectively	149,236	164,987
Deferred contract acquisition costs, current	53,837	42,971
Prepaid expenses and other current assets	48,174	51,614
Total current assets	1,315,981	1,171,636
Strategic investments	2,000	1,000
Property and equipment, net	153,303	136,078
Operating lease right-of-use assets	40,454	—
Deferred contract acquisition costs, noncurrent	81,186	71,235
Goodwill	8,131	7,722
Intangible assets, net	347	527
Other assets	15,550	16,708
Total assets	$1,616,952	$1,404,906
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	10,118	$1,345
Accrued expenses	19,211	30,355
Accrued payroll and benefits	36,099	36,810
Operating lease liabilities, current	8,643	—
Deferred revenue	515,081	412,985
Other current liabilities	14,140	11,601
Total current liabilities	603,292	493,096
Deferred revenue, noncurrent	174,759	158,183
Operating lease liabilities, noncurrent	36,134	—
Other liabilities, noncurrent	10,752	11,020
Total liabilities	824,937	662,299
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of July 31, 2020 and January 31, 2020; no shares issued and outstanding as of July 31, 2020 and January 31, 2020	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of July 31, 2020 and January 31, 2020, respectively; 183,609 shares and 107,666 shares issued and outstanding as of July 31, 2020 and January 31, 2020, respectively; Class B common stock, $0.0005 par value; 300,000 shares authorized as of July 31, 2020 and January 31, 2020, respectively; 35,585 shares and 105,282 shares issued and outstanding as of July 31, 2020 and January 31, 2020, respectively	110	106
Additional paid-in capital	1,476,323	1,378,479
Accumulated deficit	(686,583)	(637,487)
Accumulated other comprehensive income	1,115	1,009
Total CrowdStrike Holdings, Inc. stockholders’ equity	790,965	742,107
Non-controlling interest	1,050	500
Total stockholders’ equity	792,015	742,607
Total liabilities and stockholders’ equity	$1,616,952	$1,404,906
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Revenue
Subscription	$184,256	$97,575	$346,478	$183,566
Professional services	14,715	10,533	30,571	20,619
Total revenue	198,971	108,108	377,049	204,185

Cost of revenue
Subscription	44,037	24,946	81,281	48,637
Professional services	10,354	6,636	20,005	12,219
Total cost of revenue	54,391	31,582	101,286	60,856

Gross profit	144,580	76,526	275,763	143,329

Operating expenses
Sales and marketing	95,127	65,274	183,265	122,117
Research and development	50,483	31,630	91,061	55,505
General and administrative	28,961	30,261	54,004	42,122
Total operating expenses	174,571	127,165	328,330	219,744

Loss from operations	(29,991)	(50,639)	(52,567)	(76,415)
Interest expense	(174)	(164)	(317)	(165)
Other income (expense), net	732	(451)	5,265	(56)

Loss before provision for income taxes	(29,433)	(51,254)	(47,619)	(76,636)

Provision for income taxes	(441)	(635)	(1,477)	(1,230)

Net loss	$(29,874)	$(51,889)	$(49,096)	$(77,866)

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.14)	$(0.40)	$(0.23)	$(0.87)

Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	216,695	130,091	214,932	89,335
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019

Net loss	$(29,874)	$(51,889)	$(49,096)	$(77,866)
Other comprehensive income (loss):
Foreign currency translation adjustments	2,119	(343)	1,426	(623)
Reversal of unrealized gain upon sale of debt securities	—	—	(1,320)	—
Unrealized loss on available-for-sale securities, net of tax	—	(1)	—	(5)
Other comprehensive income (loss)	2,119	(344)	106	(628)
Total comprehensive loss	$(27,755)	$(52,233)	$(48,990)	$(78,494)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Three Months Ended July 31, 2020 and 2019
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at April 30, 2020	—	$—	215,505	$108	$1,409,758	$(656,709)	$(1,004)	$1,000	$753,153
Issuance of common stock upon exercise of options	—	—	2,633	2	10,206	—	—	—	10,208
Issuance of common stock under RSU release	—	—	491	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	565	—	17,284	—	—	—	17,284
Vesting of early exercised options	—	—	—	—	849	—	—	—	849
Stock-based compensation expense	—	—	—	—	37,713	—	—	—	37,713
Capitalized stock-based compensation	—	—	—	—	513	—	—	—	513
Net loss	—	—	—	—	—	(29,874)	—	—	(29,874)
Non-controlling interest	—	—	—	—	—	—	—	50	50
Other comprehensive income	—	—	—	—	—	—	2,119	—	2,119
Balances at July 31, 2020	—	$—	219,194	$110	$1,476,323	$(686,583)	$1,115	$1,050	$792,015

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at April 30, 2019	131,268	$557,912	48,127	$24	$36,670	$(521,685)	$(186)	$(485,177)
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	20,700	11	659,207	—	—	659,218
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(131,268)	(557,912)	131,268	66	557,846	—	—	557,912
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	10,559	—	—	10,559
Net exercise of common stock warrants	—	—	322	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	3,739	2	7,055	—	—	7,057
Issuance of common stock related to early exercised options	—	—	1,037	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	710	—	—	710
Stock-based compensation expense	—	—	—	—	29,859	—	—	29,859
Capitalized stock-based compensation	—	—	—	—	192	—	—	192
Net loss	—	—	—	—	—	(51,889)	—	(51,889)
Other comprehensive loss	—	—	—	—	—	—	(344)	(344)
Balances at July 31, 2019	—	$—	205,193	$103	$1,302,098	$(573,574)	$(530)	$728,097
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Six Months Ended July 31, 2020 and 2019
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2020	—	$—	212,948	$106	$1,378,479	$(637,487)	$1,009	$500	$742,607
Issuance of common stock upon exercise of options	—	—	4,689	4	16,597	—	—	—	16,601
Issuance of common stock under RSU release	—	—	992	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	565	—	17,284	—	—	—	17,284
Vesting of early exercised options	—	—	—	—	1,722	—	—	—	1,722
Stock-based compensation expense	—	—	—	—	61,351	—	—	—	61,351
Capitalized stock-based compensation	—	—	—	—	890	—	—	—	890
Net loss	—	—	—	—	—	(49,096)	—	—	(49,096)
Non-controlling interest	—	—	—	—	—	—	—	550	550
Other comprehensive income	—	—	—	—	—	—	106	—	106
Balances at July 31, 2020	—	$—	219,194	$110	$1,476,323	$(686,583)	$1,115	$1,050	$792,015

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 31, 2019	131,268	$557,912	47,421	$24	$31,211	$(519,126)	$98	$(487,793)
Cumulative effect of accounting change	—	—	—	—	—	23,418	—	23,418
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	20,700	11	659,207	—	—	659,218
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(131,268)	(557,912)	131,268	66	557,846	—	—	557,912
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	10,559	—	—	10,559
Net exercise of common stock warrants	—	—	322	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	4,445	2	8,565	—	—	8,567
Issuance of common stock related to early exercise options	—	—	1,037	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	854	—	—	854
Stock-based compensation expense	—	—	—	—	33,611	—	—	33,611
Capitalized stock0based compensation	—	—	—	—	245	—	—	245
Net loss	—	—	—	—	—	(77,866)	—	(77,866)
Other comprehensive loss	—	—	—	—	—	—	(628)	(628)
Balances at July 31, 2019	—	$—	205,193	$103	$1,302,098	$(573,574)	$(530)	$728,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2020	2019
Operating activities
Net loss	$(49,096)	$(77,866)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	17,621	10,193
Amortization of intangible assets	207	285
Amortization of deferred contract acquisition costs	28,171	15,076
Non-cash operating lease cost	4,939	—
Change in fair value of redeemable convertible preferred stock warrant liability	—	6,022
Provision for bad debts	(269)	22
Stock-based compensation expense	61,351	33,611
Gain on sale of debt securities, net	(1,347)	—
Accretion (amortization) of marketable securities purchased at a discount	578	(960)
Non-cash interest expense	320	163
Changes in operating assets and liabilities
Accounts receivable	16,020	(22,802)
Deferred contract acquisition costs	(48,988)	(27,788)
Prepaid expenses and other assets	(1,953)	(12,505)
Accounts payable	9,634	(5,897)
Accrued expenses and other current liabilities	(8,112)	(2,095)
Accrued payroll and benefits	(711)	773
Operating lease liabilities	1,315	—
Deferred revenue	118,672	79,362
Other liabilities	5,250	(393)
Net cash provided by (used in) operating activities	153,602	(4,799)
Investing activities
Purchases of property and equipment	(30,334)	(37,159)
Capitalized internal-use software	(3,850)	(3,310)
Purchase of strategic investments	(1,000)	—
Purchases of marketable securities	(84,904)	(117,572)
Proceeds from sales of marketable securities	639,586	4,473
Maturities of marketable securities	91,605	123,314
Net cash provided by (used in) investing activities	611,103	(30,254)
Financing activities
Proceeds from the issuance of common stock upon initial public offering, net of underwriting discounts	—	665,092
Payments of deferred offering costs	—	(4,080)
Proceeds from issuance of common stock upon exercise of stock options	16,601	8,526
Proceeds from the issuance of common stock upon exercise of early exercisable stock options	—	10,264
Proceeds from issuance of common stock under the employee stock purchase plan	17,284	—
Capital contributions from non-controlling interest holders	550	—
Net cash provided by financing activities	34,435	679,802

Effect of foreign exchange rates on cash and cash equivalents	796	(349)
Net increase in cash and cash equivalents	799,936	644,400
Cash and cash equivalents, beginning of period	264,798	88,408
Cash and cash equivalents, end of period	$1,064,734	$732,808
Supplemental disclosure of cash flow information:
Interest paid	$—	$2
Income taxes paid, net of refunds received	663	413
Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	—	659,207
Conversion of redeemable convertible preferred stock warrant liabilities reclassified to additional paid-in capital	—	10,559
Net increase (decrease) in deferred offering costs, accrued but not paid	—	(1,078)
Net increase (decrease) in property and equipment included in accounts payable and accrued expenses	(1,020)	3,820
Vesting of early exercised stock options	1,722	854
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles in the United States of America (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2020, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended July 31, 2020 are not necessarily indicative of the results to be expected for the year ending January 31, 2021 or for any other interim period or for any other future year.
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

JOBS Act Accounting Election
The Company will be an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) until January 31, 2021. An EGC may take advantage of specified reduced reporting requirements that are otherwise applicable generally to public companies, including, but not limited to, delayed adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Company may take advantage of these exemptions until it is no longer an EGC.
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

Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require a material update to its estimates or judgments or an adjustment of the carrying value of its assets or liabilities as of July 31, 2020. While there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three and six months ended July 31, 2020, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.
Concentration of Credit Risk and Geographic Information
The Company generates revenue from the sale of subscriptions to access its cloud platform and professional services. The Company’s sales team, along with its channel partner network of system integrators and value-added resellers (collectively, “channel partners”), sells the Company’s services worldwide to organizations of all sizes.
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities, accounts receivable, and strategic investments. The Company’s cash is placed with high-credit-quality financial institutions and issuers, and at times exceed federally insured limits. The Company limits its concentration of risk in cash equivalents and marketable securities by diversifying its investments among a variety of industries and issuers. The Company has not experienced any credit loss relating to its cash equivalents, marketable securities, and strategic investments. The Company performs periodic credit evaluations of its customers and generally does not require collateral. As of July 31, 2020, the Company did not have any cash equivalents or marketable securities.
Channel partners or direct customers who represented 10% or more of the Company’s accounts receivable were as follows:

	July 31,	January 31,
	2020	2020
Channel partner A	7%	11%
Channel partner B	6%	10%
Customer B	4%	20%

Channel partners who represented 10% or more of the Company’s total revenue were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Channel partner A	9%	11%	9%	11%
There were no direct customers who represented 10% or more of the Company’s total revenue during the three and six months ended July 31, 2020 and July 31, 2019.
Significant Accounting Policies
Other than the policies described below, there have been no changes to the Company’s significant accounting policies described in its Annual Report on Form 10-K that have had a material impact on its consolidated financial statements and related notes.
Leases
The Company enters into operating lease arrangements for real estate assets related to office space. The Company determines if an arrangement is or contains a lease at inception by evaluating various factors, including whether a vendor’s right to substitute an identified asset is substantive. Lease classification is determined at the lease commencement date, which is the date the leased assets are made available for use. Operating leases are included in “Operating lease right-of-use assets”, “Operating lease liabilities, current”, and “Operating lease liabilities, noncurrent” in the condensed consolidated balance sheet. The Company did not have any financing leases in any of the periods presented.
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
The Company uses the non-cancelable lease term when recognizing the right-of-use (“ROU”) assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised. The Company accounts for lease components and non-lease components as a single lease component.

Leases with a term of twelve months or less are not recognized on the condensed consolidated balance sheet but are recognized as expense on a straight-line basis over the term of the lease.

Available-for-sale debt securities

The Company evaluates investments with unrealized loss positions by assessing if they are related to deterioration in credit risk and whether the Company expects to recover the entire amortized cost basis of the security, the Company’s intent to sell and whether it is more likely than not that the Company will be required to sell the securities before the recovery of its cost basis. Credit-related impairment losses, not to exceed the amount that fair value is less than the amortized cost basis, are recognized through an allowance for credit losses with changes in the allowance for credit losses recorded in other income (expense), net in the condensed consolidated statements of comprehensive income (loss). As of July 31, 2020, there were no marketable securities held by the Company and there were no securities that had been in continuous unrealized loss position.

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are stated at their net realizable value, net of allowance for doubtful accounts. The Company has a well-established collections history from its customers. Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral from its customers; however, the Company may require payment prior to commencing service in certain instances to limit credit risk. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering various factors including the age of each outstanding invoice, each customer’s expected ability to pay, historical loss rates and expectations of forward-looking loss estimates to determine whether the allowance is appropriate. Amounts deemed uncollectible are written off against the allowance for doubtful accounts. As of July 31, 2020 and January 31, 2020, the allowance for doubtful accounts was $1.3 million and $1.1 million, respectively.

Software Implementation Costs
The Company contracts with third party information technology providers for various service arrangements including software, platform, and information technology infrastructure. The Company capitalizes the implementation cost incurred to develop or obtain internal-use software in such arrangements. All capitalized implementation costs are amortized over the term of the arrangement which includes reasonably certain renewals. Costs incurred during the preliminary project and post implement stage are expensed as the activities are performed. Capitalized implementation costs were not material for the three and six months ended July 31, 2020.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, “Leases (Topic 842),” which requires lessees to generally recognize on the balance sheet operating and financing lease liabilities and corresponding ROU assets, and to recognize on the income statement the expenses in a manner similar to prior practice. The Company adopted Topic 842 using the modified retrospective method on February 1, 2020.

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

Lease payments consist primarily of the fixed payments under the arrangement, less any lease incentives such as tenant improvement allowance. The Company uses an estimate of its IBR based on the information available at the lease commencement date in determining the present value of lease payments, unless the implicit rate is readily determinable. In determining the appropriate IBR, management considers information including, but not limited to, the Company’s credit rating, the lease term, and the currency in which the arrangement is denominated. For leases which commenced prior to the adoption of Topic 842, the Company used the IBR on January 31, 2020.

The adoption of this new standard on February 1, 2020, and the application of the modified retrospective transition approach resulted in the following changes:
a.Assets increased by $37.4 million, primarily representing the recognition of ROU asset for operating leases; and
b.Liabilities increased by $37.4 million, primarily representing the recognition of lease liabilities for operating leases partially offset by derecognition of liabilities for deferred rent previously designated under ASC Topic 840

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires a financial asset measured at amortized cost basis to be presented at the net amount expected to be collected, with further clarifications made more recently regarding the treatment of accrued interest, transfers between classifications for loans and debt securities, recoveries and the option to irrevocably elect the fair value option (on an instrument-by-instrument basis) for eligible financial assets at amortized costs. For trade receivables, loans, and other financial assets, the Company will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities are required to be recorded through an allowance for credit losses in the condensed consolidated statements of operation rather than as a reduction in the amortized cost basis of the securities. The Company adopted this guidance on February 1, 2020, which did not have a material effect on its condensed consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU simplifies the measurement of goodwill by eliminating step two of the two-step impairment test. Step two measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. This ASU requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company adopted this guidance on February 1, 2020 which did not have a material effect on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement. The Company adopted this guidance on February 1, 2020 which did not have a material effect on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). This ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software. The Company adopted this guidance on February 1, 2020 which did not have a material effect on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. This ASU may be applied prospectively through December 31, 2022. The Company adopted this guidance on May 1, 2020 which did not have a material effect on its condensed consolidated financial statements. Per the terms of the Company’s secured revolving credit facility (see Note 5), outstanding Eurodollar Loans incur interest at the Eurodollar Rate, which is defined in the Credit Agreement as LIBOR (or any successor thereto), plus a margin. The Company’s lender is currently preparing to use the Secured Overnight Funding Rate if LIBOR becomes unavailable. No amounts were outstanding under the Credit Agreement as of July 31, 2020.

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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows:

	July 31, 2020				January 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets
Cash equivalents (1)
Money market funds	$—	$—	$—	$—	$205,379	$—	$—	$205,379
Corporate debt securities	—	—	—	—	—	39,940	—	39,940
Total cash equivalents	—	—	—	—	205,379	39,940	—	245,319
Marketable securities
Corporate debt securities	—	—	—	—	—	495,022	—	495,022
U.S. treasury securities	—	—	—	—	84,431	—	—	84,431
Asset backed securities	—	—	—	—	—	67,813		67,813
Total marketable securities	—	—	—	—	84,431	562,835	—	647,266
Total assets	$—	$—	$—	$—	$289,810	$602,775	$—	$892,585
__________________________________
(1)Included in “Cash and cash equivalents” on the condensed consolidated balance sheets.
There were no transfers between the levels of the fair value hierarchy during the three and six months ended July 31, 2020 or July 31, 2019.
As of July 31, 2020, there were no marketable securities held by the Company and there were no securities that had been in continuous unrealized loss position. As of January 31, 2020, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate. In addition, the securities that had been in continuous unrealized loss position per security type and in aggregate are not material as of January 31, 2020. There were no impairments considered “other-than-temporary” as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis as of January 31, 2020.

The following table presents the contractual maturities of marketable securities as of January 31, 2020:

	Amortized cost	Fair value
	(in thousands)
Due in one year or less	$377,722	$378,408
Due after one year through five years	266,670	267,728
Due after five years through nineteen years	1,127	1,130
	$645,519	$647,266
The following summarizes the changes in strategic investments:

	July 31,	January 31,
	2020	2020
	(in thousands)
Total initial cost	$2,000	$1,000
Cumulative gain	—	—
Carrying value	$2,000	$1,000
There was no unrealized gain and loss included as an adjustment related to the carrying value of non-marketable securities as of July 31, 2020 and January 31, 2020.
The following summarizes the changes in the redeemable convertible preferred stock warrant liability, which is classified as a Level 3 instrument:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Balance at beginning of period	$—	$5,704	$—	$4,537
Adjustment resulting from change in fair value recognized in the condensed consolidated statement of operations	—	4,855	—	6,022
Reclassification of liability for redeemable convertible preferred stock warrants to additional paid-in capital upon initial public offering	—	(10,559)	—	(10,559)
Balance at end of period	$—	$—	$—	$—
The fair value of the redeemable convertible preferred stock warrant liability was estimated using the Black-Scholes option-pricing model and was based on significant inputs not observable in the market, and therefore was classified as a Level 3 instrument. The inputs include the Company’s preferred stock price, expected stock price volatility, risk-free interest rate, and contractual term. A loss of $4.9 million and $6.0 million was recorded as a component of Other income (expense), net, because of the remeasurement of the redeemable convertible preferred stock warrant liability during the three and six months ended July 31, 2019, respectively. Immediately prior to the closing of the IPO on June 14, 2019, the redeemable convertible preferred stock warrants converted into 336,386 warrants to purchase Class B common stock on a one-to-one basis. The redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital upon the closing of the IPO.

4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	July 31, 2020	January 31, 2020
	(in thousands)
Prepaid expenses	$20,450	$20,390
Prepaid software licenses	14,675	16,645
Prepaid hosting services	6,536	8,056
Other current assets	6,513	6,523
Prepaid expenses and other current assets	$48,174	$51,614
Property and Equipment, Net
Property and equipment, net consisted of the following:

	July 31, 2020	January 31, 2020
	(in thousands)
Data center and other computer equipment	$131,648	$87,166
Capitalized internal-use software	35,093	30,354
Leasehold improvements	15,517	13,157
Purchased software	3,071	2,604
Furniture and equipment	5,306	4,835
Construction in process	30,060	47,626
	220,695	185,742
Less: Accumulated depreciation and amortization	(67,392)	(49,664)
Property and equipment, net	$153,303	$136,078
Construction in process mainly includes data center equipment purchased that has not yet been placed in service. As of July 31, 2020, $25.6 million of data center equipment was purchased but not yet been placed into service.
Depreciation and amortization expense of property and equipment was $9.4 million and $5.3 million during the three months ended July 31, 2020 and July 31, 2019, respectively, and $17.6 million and $10.2 million during the six months ended July 31, 2020 and July 31, 2019, respectively.
There were no impairments of internal-use software during the three and six months ended July 31, 2020 and July 31, 2019. The Company capitalized $2.4 million and $1.5 million in internal-use software during the three months ended July 31, 2020 and July 31, 2019, and $4.7 million and $3.5 million during the six months ended July 31, 2020 and July 31, 2019, respectively. Amortization expense associated with internal-use software totaled $1.8 million and $1.6 million during the three months ended July 31, 2020 and July 31, 2019, respectively, and $3.7 million and $3.0 million during the six months ended July 31, 2020 and July 31, 2019, respectively. The net book value of capitalized internal-use software was $14.4 million and $13.4 million as of July 31, 2020 and January 31, 2020, respectively.

Intangible Assets, Net
Total intangible assets, net consisted of the following:

	July 31, 2020			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)			(in months)
Developed technology	$1,293	$1,241	$52	3
Customer relationships	653	366	287	27
Non-compete agreement	131	123	8	3
Total	$2,077	$1,730	$347

	January 31, 2020			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)			(in months)
Developed technology	$1,238	$1,067	$171	9
Customer relationships	607	280	327	33
Non-compete agreement	121	92	29	9
Total	$1,966	$1,439	$527
Amortization of developed technology, customer relationships, and non-compete agreement are recorded within cost of revenue, sales and marketing expense, and research and development expense, respectively, in the condensed consolidated statements of operations. Amortization expense of intangible assets was $0.1 million during both the three months ended July 31, 2020 and July 31, 2019 and $0.2 million and $0.3 million during the six months ended July 31, 2020 and July 31, 2019, respectively.
The estimated aggregate future amortization expense of intangible assets as of July 31, 2020 is as follows:

Total
(in thousands)
Fiscal 2021 (remaining six months)	$126
Fiscal 2022	130
Fiscal 2023	91
Total amortization expense	$347
The developed technology, customer relationships, and non-compete agreement assets are being amortized over 3 years, 5 years, and 3 years, respectively.

Accrued Expenses
Accrued expenses consisted of the following:

	July 31, 2020	January 31, 2020
	(in thousands)
Web hosting services	$8,169	$16,367
Other accrued expenses	4,133	7,459
Accrued marketing	2,900	1,970
Accrued purchases of property and equipment	2,630	2,789
Accrued legal and accounting	1,379	1,770
Accrued expenses	$19,211	$30,355
Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following:

	July 31, 2020	January 31, 2020
	(in thousands)
Accrued commissions	$11,024	$15,399
Accrued payroll and related expenses	10,635	6,680
Accrued bonuses	8,115	8,171
Employee Stock Purchase Plan	6,325	6,560
Accrued payroll and benefits	$36,099	$36,810

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
The Credit Agreement is collateralized by substantially all of the Company’s current and future property, rights, and assets, including, but not limited to, cash, goods, equipment, contractual rights, financial assets, and intangible assets of the Company and its subsidiaries. The Credit Agreement contains covenants limiting the ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The Credit Agreement also contains financial covenants requiring the Company to maintain the year-over-year growth rate of its ordinary course recurring subscription revenue above specified rates and to maintain minimum liquidity at specified levels. The Company was in compliance with the financial covenants as of July 31, 2020. The Credit Agreement contains events of default that include, among others, non-payment of principal, interest, or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, and material judgments.
No amounts were outstanding under the Credit Agreement as of July 31, 2020 and January 31, 2020.

6. Income Taxes
The Company recognized an income tax expense of $0.4 million and $0.6 million for the three months ended July 31, 2020 and July 31, 2019, respectively, and $1.5 million and $1.2 million for the six months ended July 31, 2020 and July 31, 2019, respectively. The tax expense for the three and six months ended July 31, 2020 was primarily attributable to pre-tax foreign earnings. The Company’s effective tax rates of (1.5)% and (1.2)% for the three months ended July 31, 2020 and July 31, 2019, respectively, and (3.1)% and (1.6)% for the six months ended July 31, 2020 and July 31, 2019, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax rate differences between the United States and foreign countries.
The Company has a full valuation allowance on its U.S. federal and state and its U.K. deferred tax assets. As a result, consistent with the prior year, the Company did not record a tax benefit on these losses because of uncertainty of future profitability.
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as a response to the economic uncertainty resulting from the global COVID-19 pandemic. The CARES Act did not have a material impact on the Company’s condensed consolidated financial statements for the three and six months ended July 31, 2020. The Company continues to monitor any effects that may result from the CARES Act.
7. Leases
Operating Leases
The Company has entered into non-cancelable operating lease agreements with various expiration dates through October 2026. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.
Total operating lease costs was $2.7 million and $5.0 million, excluding short-term leases costs and variable lease costs for the three and six months ended July 31, 2020, respectively. There was no sublease income for the three and six months ended July 31, 2020. Total lease expense recognized prior to the adoption of Topic 842 were $2.2 million and $4.0 million for the three and six months ended July 31, 2019, respectively.
For the three and six months ended July 31, 2020, cash paid for amounts included in the measurement of operating lease liabilities were $3.0 million and $5.4 million, respectively. Operating lease liabilities arising from obtaining operating right of-use assets was $6.2 million for the three and six months ended July 31, 2020.
As of July 31, 2020, the weighted-average remaining lease term is 4.6 years, and the weighted-average discount rate is 5.9%.
The component of lease costs was as follows:

	Three Months Ended July 31, 2020	Six Months Ended July 31, 2020
	(in thousands)
Lease cost
Operating lease cost	$2,671	$4,954
Short-term lease cost	492	985
Variable lease cost	518	1,354
Total lease cost	$3,681	$7,293
As of July 31, 2020, the Company has not entered into any non-cancelable operating leases with a term greater than 12 months that have not yet commenced.

The maturities of the Company’s non-cancelable operating lease liabilities are as follows:

July 31, 2020
(in thousands)
Fiscal 2021 (remaining six months)	$4,262
Fiscal 2022	11,413
Fiscal 2023	10,856
Fiscal 2024	10,785
Fiscal 2025	9,934
Thereafter	4,151
Total operating lease payments	51,401
Less: imputed interest	6,624
Present value of operating lease liabilities	$44,777
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
The fair value of each option was estimated on the date of grant using the following assumptions during the period:

	Six Months Ended July 31,
	2020	2019
Expected term (in years)	6.05	6.05
Risk-free interest rate	0.4%	2.0%
Expected stock price volatility	36.0%	37.7%
Dividend yield	—%	—%
The following table is a summary of stock option activity for the six months ended July 31, 2020:

	Number of Shares	Weighted-Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2020	14,689	$5.52
Granted	60	$93.90
Exercised	(4,689)	$3.54
Canceled	(189)	$8.49
Options outstanding at July 31, 2020	9,871	$6.94
Options vested and expected to vest at July 31, 2020	9,871	$6.94
Options exercisable at July 31, 2020	4,794	$4.09
Options exercisable include 607,201 options that were unvested as of July 31, 2020.
The aggregate intrinsic value of options vested and exercisable was $523.1 million and $469.6 million as of July 31, 2020 and January 31, 2020, respectively. The weighted-average remaining contractual term of options vested and exercisable was 6.5 years and 6.7 years as of July 31, 2020 and January 31, 2020, respectively.
The weighted-average grant date fair values of all options granted was $32.91 and $13.45 per share during the three months ended July 31, 2020 and July 31, 2019, respectively, and $32.91 and $9.51 per share during the six months ended July 31, 2020 and July 31, 2019, respectively. The total intrinsic value of all options exercised was $242.8 million and $80.9 million during the three months ended July 31, 2020 and July 31, 2019, respectively, and $354.0 million and $89.7 million during the six months ended July 31, 2020 and July 31, 2019, respectively.
The aggregate intrinsic value of stock options outstanding as of July 31, 2020 and January 31, 2020 was $1.05 billion and $816.3 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 7.2 years and 7.4 years as of July 31, 2020 and January 31, 2020, respectively.

Total unrecognized stock-based compensation expense related to unvested options was $28.6 million as of July 31, 2020. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 1.9 years. Total unrecognized stock-based compensation expense related to unvested options was $34.7 million as of January 31, 2020. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 2.1 years.
Early Exercise of Employee Options
The 2011 Stock Plan allows for the early exercise of stock options for certain individuals as determined by the Board of Directors. The consideration received for an early exercise of an option is a deposit of the exercise price and the related dollar amount is recorded as a liability for early exercise of unvested stock options in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination or for any reason, including death and disability, at the price paid by the purchaser for such shares. There were no issued shares of common stock related to early exercised stock options for the three and six months ended July 31, 2020. During both the three and six months ended July 31, 2019, the Company issued 1,037,356 shares of common stock related to early exercised stock options. As of July 31, 2020, the number of shares of common stock related to early exercised stock options subject to repurchase was 728,462 shares for $7.0 million. As of January 31, 2020, the number of shares of common stock related to early exercised stock options subject to repurchase was 984,417 shares for $8.7 million. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company includes unvested shares subject to repurchase in the number of shares outstanding in the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit).
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
Expense for RSUs that have a service-based vesting condition only are being amortized on a straight-line basis. Expense for RSUs that have both a service-based and a performance-based vesting condition are being amortized under the accelerated attribution method. Total unrecognized stock-based compensation expense related to unvested RSUs was $283.9 million as of July 31, 2020. This expense is expected to be amortized (subject to acceleration or straight-line basis) over a weighted-average vesting period of 2.7 years.
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

Expense for PSUs are being amortized under the accelerated attribution method and may be adjusted over the vesting period based on interim estimates of performance against the pre-set objectives. Total unrecognized stock-based compensation expense related to unvested PSUs was $33.6 million as of July 31, 2020. This expense is expected to be amortized over a weighted-average vesting period of 1.8 years.
The following table is a summary of RSU and PSU activities for the six months ended July 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2020	6,063	$29.82
Granted	3,427	$63.98
Vested	(992)	$30.94
Forfeited	(187)	$32.39
RSUs and PSUs outstanding at July 31, 2020	8,311	$43.71
RSUs and PSUs expected to vest at July 31, 2020	8,311	$43.71
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
The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares shall be 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP allows for up to one increase in contribution during each purchase period. If an employee elects to increase his or her contribution, the Company treats this as an accounting modification. The pre- and post-modification fair values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase period. Incremental expense as a result of such modification was $0.8 million for the three and six months ended July 31, 2020.
Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued at July 31, 2020 totaled $6.3 million and are included within accrued payroll and benefits in the condensed consolidated balance sheets.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares to be issued under the ESPP for the offering periods beginning in June 2019:

Six Months Ended July 31,
	2020	2019
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.2% - 2.0%	1.9% - 2.2%
Expected stock price volatility	30.1% - 54.3%	33.0% - 35.7%
Dividend yield	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Subscription cost of revenue	$2,635	$1,233	$4,630	$1,498
Professional services cost of revenue	1,425	644	2,396	747
Sales and marketing	13,603	6,638	22,290	8,156
Research and development	9,029	4,976	13,929	5,657
General and administrative	11,021	16,368	18,106	17,553
Total stock-based compensation expense	$37,713	$29,859	$61,351	$33,611

10. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended July 31,				Six Months Ended July 31,
	2020		2019		2020		2019
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(in thousands, except percentages)				(in thousands, except percentages)
Channel Partners	$153,412	77%	$70,438	65%	$283,692	75%	$134,897	66%
Direct Customers	45,559	23%	37,670	35%	93,357	25%	69,288	34%
Total revenue	$198,971	100%	$108,108	100%	$377,049	100%	$204,185	100%
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

The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service:

	Three Months Ended July 31,				Six Months Ended July 31,
	2020		2019		2020		2019
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(in thousands, except percentages)				(in thousands, except percentages)
United States	$141,733	71%	$80,146	74%	$271,214	72%	$152,454	75%
Europe, Middle East, and Africa	28,552	14%	15,006	14%	53,593	14%	28,419	14%
Asia Pacific	17,733	9%	8,613	8%	32,635	9%	14,843	7%
Other	10,953	6%	4,343	4%	19,607	5%	8,469	4%
Total revenue	$198,971	100%	$108,108	100%	$377,049	100%	$204,185	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the three and six months ended July 31, 2020 and July 31, 2019.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $165.1 million and $89.6 million for the three months ended July 31, 2020 and July 31, 2019, respectively, and $261.9 million and $169.5 million for the six months ended July 31, 2020 and July 31, 2019, respectively, that were included in the corresponding contract liability balance at the beginning of the period.
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
Changes in deferred revenue were as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	Carrying Amount
	(in thousands)
Beginning Balance	$635,973	$315,212	$571,168	$290,067
Additions to deferred revenue	252,838	162,658	495,721	283,880
Recognition of deferred revenue	(198,971)	(108,108)	(377,049)	(204,185)
Ending Balance	$689,840	$369,762	$689,840	$369,762
Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancelable. Customers typically have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of July 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $925.5 million. The Company expects to recognize 72% of the remaining performance obligations in the 12 months following July 31, 2020, with the remainder to be recognized thereafter.
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

Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to channel partners, paid upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of 4 years while commissions paid for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of six months and included in sales and marketing expense in the condensed consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the three and six months ended July 31, 2020 and July 31, 2019, respectively.
The following table summarizes the activity of deferred contract acquisition costs:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)
Beginning balance	$123,318	$64,197	$114,206	$63,071
Capitalization of contract acquisition costs	26,425	19,317	48,988	27,788
Amortization of deferred contract acquisition costs	(14,720)	(7,731)	(28,171)	(15,076)
Ending balance	$135,023	$75,783	$135,023	$75,783

Deferred contract acquisition costs, current	$53,837	$34,017	$53,837	$34,017
Deferred contract acquisition costs, noncurrent	81,186	41,766	81,186	41,766
Total deferred contract acquisition costs	$135,023	$75,783	$135,023	$75,783

11. Commitments and Contingencies
Purchase Obligations
The Company enters into long-term non-cancelable agreements with providers to purchase data center capacity, such as bandwidth and colocation space, for the Company’s cloud platform. As of July 31, 2020, the Company is committed to spend $140.8 million on such agreements through 2027. These obligations are included in purchase obligations below.
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase products and services such as technology, equipment, office renovations, corporate events, and consulting services. A summary of noncancelable purchase obligations as of July 31, 2020 with expected date of payment is as follows:

Total Commitments
(in thousands)
Fiscal 2021 (remaining six months)	$45,492
Fiscal 2022	92,967
Fiscal 2023	12,029
Fiscal 2024	11,351
Fiscal 2025	3,998
Thereafter	3,908
Total purchase commitments	$169,745

Letters of Credit
As of July 31, 2020 and January 31, 2020, the Company had an unused standby letter of credit for $0.4 million and $0.6 million, respectively, securing its headquarters facility in Sunnyvale, California. As of July 31, 2020 and January 31, 2020, the Company had an unused standby letter of credit for $1.0 million, securing its facility in Austin, Texas.
Litigation
The Company is currently involved in proceedings before the Trademark Trial and Appeal Board (“TTAB”) at the U.S. Patent and Trademark Office (the “USPTO”) regarding its U.S. trademark registrations for “CrowdStrike Falcon” and its U.S. application to register its “Falcon OverWatch” trademark. On November 23, 2016, Fair Isaac Corporation (“FICO”) filed a Petition for Cancellation of the Company’s “CrowdStrike Falcon” trademark registrations and a Notice of Opposition against the Company’s “Falcon OverWatch” trademark application before the USPTO, TTAB. On January 3, 2017, the Company filed answers to both the cancellation and opposition proceedings, and the proceedings thereafter were consolidated. On November 21, 2018, the Company filed a Petition for Partial Cancellation or Amendment of one of FICO’s “Falcon” trademark registrations, and on December 10, 2018, the parties filed a joint request to consolidate the proceedings and adjust the schedule. On January 16, 2019, FICO moved to dismiss the Company’s petition. On July 2, 2019, the TTAB consolidated the proceedings and granted FICO’s motion to dismiss with leave to amend. On July 22, 2019, the Company filed its Amended Petition for Cancellation or Amendment and on August 12, 2019, FICO moved to dismiss the Company’s Amended Petition for Cancellation or Amendment. On January 31, 2020, the TTAB denied the motion to dismiss as to two grounds for partial cancellation and as to the request for amendment, and granted the motion as to a third ground for partial cancellation of one of FICO’s “Falcon” registrations and the claim for abandonment of both of FICO’s “Falcon” trademark registrations, with the right to reassert both claims for relief. On March 18, 2020, the Company filed a motion for leave to file a Second Amended Petition to include a claim for abandonment for two of FICO’s “Falcon” trademark registrations. On August 3, 2020, the TTAB granted the motion for leave to file in part, and set a new schedule for the consolidated proceedings, with trial periods set to begin in May 2021. On August 13, 2020, the Company filed a separate petition to cancel one of FICO’s Falcon trademark registrations, and on August 24, 2020, the Company filed a Second Amended petition for Cancellation or Amendment as to the other FICO Falcon trademark registrations. The Company is vigorously defending the case, but given the early stage, although a loss may reasonably be possible, the Company is unable to predict the likelihood of success of FICO’s claims or estimate a loss or a range of loss. As a result, no liability has been recorded as of July 31, 2020 or January 31, 2020.
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

The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of July 31, 2020 or January 31, 2020.
12. Geographic Information
The Company’s long-lived assets are composed of property and equipment, net, and operating lease right-of-use assets, are summarized by geographic area as follows:

	July 31, 2020	January 31, 2020
	(in thousands)
United States	$168,835	$125,409
International	24,922	10,669
Total property and equipment, net and operating lease right-of-use assets	$193,757	$136,078
No single country other than the United States represented 10% or more of the Company’s total long-lived assets as of July 31, 2020 or January 31, 2020.
13. Related Party Transactions
Subscription and Professional Services Revenue from Related Parties
During the three and six months ended July 31, 2020 and 2019, certain investors and companies with whom the Company’s Board of Directors are affiliated with purchased subscriptions and professional services. The Company recorded revenue from subscriptions and professional services from related parties of $1.0 million and $2.3 million during the three months ended July 31, 2020 and July 31, 2019, respectively, and $1.9 million and $4.6 million during the six months ended July 31, 2020 and July 31, 2019, respectively. Accounts receivable associated with these related parties was $3.2 million and $0.2 million as of July 31, 2020 and January 31, 2020.
Accounts Payable to Related Parties
The Company purchased goods and services totaling $0.1 million and $0.9 million, respectively, from certain investors and companies with whom its Board of Directors are affiliated with during the three months ended July 31, 2020 and 2019, respectively, and $0.9 million and $1.5 million during the six months ended July 31, 2020 and 2019, respectively. The accounts payable to such vendors were immaterial of July 31, 2020 and January 31, 2020.

14. Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
Class A Common Stock

Net loss attributable to common stockholders	$(23,059)	$(4,308)	$(33,407)	$(4,784)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	167,262	10,800	146,249	5,489

Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.40)	$(0.23)	$(0.87)

Class B Common Stock

Net loss attributable to common stockholders	$(6,815)	$(47,581)	$(15,689)	$(73,082)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	49,433	119,291	68,683	83,846

Net loss per share attributable to common stockholders, basic and diluted	$(0.14)	$(0.40)	$(0.23)	$(0.87)
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

	July 31, 2020	July 31, 2019
	(in thousands)
Shares of common stock subject to repurchase from outstanding stock options	728	1,316
RSUs and PSUs subject to future vesting	8,311	5,729
Shares of common stock issuable from stock options	9,871	21,267
Share purchase rights under the employee stock purchase plan	1,154	1,654
Potential common shares excluded from diluted net loss per share	20,064	29,966

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

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty, and economic disruption. Thus far, the impact of the pandemic has been modest with some customers, particularly in heavily impacted industries, requesting special billing or payment terms. Our gross retention rate for the second quarter of fiscal 2021 remained consistently high and our dollar-based net retention rate once again exceeded 120 percent as we continued to expand module adoption within new and existing customers. In March 2020, we implemented several measures to help ensure the health and safety of all our employees around the globe including restricting all travel and transitioning 100% of our workforce to be remote. In addition, in response to the uncertain macroeconomic environment, we converted all of our marketable securities to cash and cash equivalents during the three months ended April 30, 2020, and as of July 31, 2020, all of our investments were classified as cash.

We continue to conduct business as usual with modifications to employee travel, employee work locations, customer interactions, and cancellation of certain marketing events, among other things. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. The extent to which the COVID-19 pandemic may impact our longer-term operational and financial performance remains uncertain. Furthermore, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, if at all. The extent of the impact of the COVID-19 pandemic will depend on several factors, including the pace of reopening the economy around the world; the possible resurgence in the spread of the virus; the development cycle of therapeutics and vaccines; the impact on our customers and our sales cycles; the impact on our customer, employee, and industry events; and the effect on our vendors. Please see Item IA, “Risk Factors,” in this Quarterly Report on Form 10-Q for a further description of the material risks we currently face, including the risks related to the COVID-19 pandemic.
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
The following table sets forth the number of our subscription customers as of the dates presented:

	As of July 31,
	2020	2019
Subscription customers	7,230	3,789
Year-over-year growth	91%	111%
Annual Recurring Revenue (“ARR”)
ARR is calculated as the annualized value of our customer subscription contracts as of the measurement date, assuming any contract that expires during the next 12 months is renewed on its existing terms. To the extent that we are negotiating a renewal with a customer after the expiration of the subscription, we continue to include that revenue in ARR if we are actively in discussion with such an organization for a new subscription or renewal, or until such organization notifies us that it is not renewing its subscription. Growth in ARR from April 30, 2020 to July 31, 2020 was driven in part by a large new customer acquisition.
The following table sets forth our ARR as of the dates presented:

	As of July 31,
	2020	2019
	(in thousands)
Annual recurring revenue	$790,583	$423,780
Year-over-year growth	87%	104%

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
Results of Operations
The following tables set forth our condensed consolidated statements of operations for each period presented:

	Three Months Ended July 31,		Change $	Change %	Six Months Ended July 31,		Change $	Change %
	2020	2019			2020	2019
	(in thousands)				(in thousands)
Revenue
Subscription	$184,256	$97,575	$86,681	89%	$346,478	$183,566	$162,912	89%
Professional services	14,715	10,533	4,182	40%	30,571	20,619	9,952	48%
Total revenue	198,971	108,108	90,863	84%	377,049	204,185	172,864	85%
Cost of revenue
Subscription (1) (2)	44,037	24,946	19,091	77%	81,281	48,637	32,644	67%
Professional services (1)	10,354	6,636	3,718	56%	20,005	12,219	7,786	64%
Total cost of revenue	54,391	31,582	22,809	72%	101,286	60,856	40,430	66%
Gross profit	144,580	76,526	68,054	89%	275,763	143,329	132,434	92%
Operating expenses
Sales and marketing (1) (2)	95,127	65,274	29,853	46%	183,265	122,117	61,148	50%
Research and development (1) (2)	50,483	31,630	18,853	60%	91,061	55,505	35,556	64%
General and administrative (1)	28,961	30,261	(1,300)	(4)%	54,004	42,122	11,882	28%
Total operating expenses	174,571	127,165	47,406	37%	328,330	219,744	108,586	49%
Loss from operations	(29,991)	(50,639)	20,648	(41)%	(52,567)	(76,415)	23,848	(31)%
Interest expense	(174)	(164)	(10)	6%	(317)	(165)	(152)	92%
Other income (expense), net	732	(451)	1,183	(262)%	5,265	(56)	5,321	(9,502)%
Loss before provision for income taxes	(29,433)	(51,254)	21,821	(43)%	(47,619)	(76,636)	29,017	(38)%
Provision for income taxes	(441)	(635)	194	(31)%	(1,477)	(1,230)	(247)	20%
Net loss	$(29,874)	$(51,889)	$22,015	(42)%	$(49,096)	$(77,866)	$28,770	(37)%
___________________________________________

(1)Includes stock-based compensation expense as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Subscription cost of revenue	$2,635	$1,233	$4,630	$1,498
Professional services cost of revenue	1,425	644	2,396	747
Sales and marketing	13,603	6,638	22,290	8,156
Research and development	9,029	4,976	13,929	5,657
General and administrative	11,021	16,368	18,106	17,553
Total stock-based compensation expense	$37,713	$29,859	$61,351	$33,611
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Subscription cost of revenue	$63	$97	$125	$201
Sales and marketing	31	32	62	63
Research and development	10	10	20	21
Total amortization of purchased intangibles	$104	$139	$207	$285
The following table presents the components of our condensed consolidated statements of operations as a percentage of total revenue for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	%		%
Revenue
Subscription	93%	90%	92%	90%
Professional services	7%	10%	8%	10%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	22%	23%	22%	24%
Professional services	5%	6%	5%	6%
Total cost of revenue	27%	29%	27%	30%
Gross profit	73%	71%	73%	70%
Operating expenses
Sales and marketing	48%	60%	49%	60%
Research and development	25%	29%	24%	27%
General and administrative	15%	28%	14%	21%
Total operating expenses	88%	118%	87%	108%
Loss from operations	(15)%	(47)%	(14)%	(37)%
Interest expense	—%	—%	—%	—%
Other income (expense), net	—%	—%	1%	—%
Loss before provision for income taxes	(15)%	(47)%	(13)%	(38)%
Provision for income taxes	—%	(1)%	—%	(1)%
Net loss	(15)%	(48)%	(13)%	(38)%

Comparison of the Three Months Ended July 31, 2020 and 2019
Revenue
The following shows total revenue from subscriptions and professional services for the three months ended July 31, 2020 as compared to the three months ended July 31, 2019:

	Three Months Ended July 31,		Change $	Change %
	2020	2019
	(in thousands)
Subscription	$184,256	$97,575	$86,681	89%
Professional services	14,715	10,533	4,182	40%
Total revenue	$198,971	$108,108	$90,863	84%
Total revenue increased by $90.9 million, or 84%, for the three months ended July 31, 2020, compared to the three months ended July 31, 2019. Subscription revenue accounted for 93% of our total revenue for the three months ended July 31, 2020, and 90% of our total revenue for the three months ended July 31, 2019. Professional services revenue accounted for 7% of our total revenue for the three months ended July 31, 2020, and 10% of our total revenue for the three months ended July 31, 2019.
Subscription revenue increased by $86.7 million, or 89%, for the three months ended July 31, 2020, compared to the three months ended July 31, 2019. This increase was primarily attributable to the addition of new subscription customers, as we increased our customer base by 91% from 3,789 subscription customers as of July 31, 2019 to 7,230 subscription customers as of July 31, 2020. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 33%, 35%, and 32% of total subscription revenue for the three months ended July 31, 2020, respectively. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 40%, 32%, and 28% of total subscription revenue for the three months ended July 31, 2019, respectively.
Professional services revenue increased by $4.2 million, or 40%, for the three months ended July 31, 2020, compared to the three months ended July 31, 2019, and was primarily attributable to an increase in the number of professional service hours performed.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the three months ended July 31, 2020 as compared to the three months ended July 31, 2019:

	Three Months Ended July 31,		Change $	Change %
	2020	2019
	(in thousands)
Subscription	$44,037	$24,946	$19,091	77%
Professional services	10,354	6,636	3,718	56%
Total cost of revenue	$54,391	$31,582	$22,809	72%
Total cost of revenue increased by $22.8 million, or 72%, for the three months ended July 31, 2020, compared to the three months ended July 31, 2019. Subscription cost of revenue increased by $19.1 million, or 77%, for the three months ended July 31, 2020, compared to the three months ended July 31, 2019. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $6.3 million driven by a 82% increase in average headcount, an increase in cloud hosting and related services of $7.6 million driven by increased customer activity, an increase in depreciation of data center equipment of $1.9 million, an increase in stock-based compensation expense of $1.4 million and an increase in allocated overhead costs of $1.2 million.
Professional services cost of revenue increased by $3.7 million, or 56%, for the three months ended July 31, 2020, compared to the three months ended July 31, 2019. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $2.9 million driven by an increase in average headcount of 58% and an increase in stock-based compensation expense of $0.8 million.

The following shows gross profit and gross margin for subscriptions and professional services for the three months ended July 31, 2020 as compared to the three months ended July 31, 2019:

	Three Months Ended July 31,		Change $	Change %
	2020	2019
	(in thousands)
Subscription gross profit	$140,219	$72,629	$67,590	93%
Professional services gross profit	4,361	3,897	464	12%
Total gross profit	$144,580	$76,526	$68,054	89%

	Three Months Ended July 31,		Change %
	2020	2019
Subscription gross margin	76%	74%	2%
Professional services gross margin	30%	37%	(7)%
Total gross margin	73%	71%	2%
Subscription gross margin increased by two percentage points for the three months ended July 31, 2020, compared to the three months ended July 31, 2019. This increase was a result of continuing to shift more of our operations from third-party cloud service providers to colocation data centers, renegotiating the terms of a third-party cloud service provider contract, and lower than typical travel given COVID-19 travel restrictions. This increase in gross margin was also due to the continued expansion of module adoption by our customer base. As of July 31, 2020, 57% of our customer base had adopted four or more modules and 39% of our customer base had adopted five or more modules. As of July 31, 2019, 50% of our customer base had adopted four or more modules and 27% of our customer base had adopted five or more modules. Our “collect once, reuse many” data strategy means that after the first module is paid for and covers the cost of data storage and most computational costs, each additional subscription module carries a higher margin. We expect gross margin to fluctuate quarter to quarter given the timing of turning on new cloud data centers in new geographies to accommodate increased activity and demand.
Professional services gross margin decreased by seven percentage points for the three months ended July 31, 2020, compared to the three months ended July 31, 2019. The decrease in professional services gross margin was due to a decrease in utilization during the three months ended July 31, 2020 compared to the three months ended July 31, 2019.
Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the three months ended July 31, 2020 as compared to the three months ended July 31, 2019:

	Three Months Ended July 31,		Change $	Change %
	2020	2019
	(in thousands)
Sales and marketing expenses	$95,127	$65,274	$29,853	46%
Sales and marketing expenses increased by $29.9 million, or 46%, for the three months ended July 31, 2020, compared to the three months ended July 31, 2019. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $19.7 million driven by an increase in sales and marketing average headcount of 39%, an increase in stock-based compensation of $7.0 million, an increase in marketing programs of $3.9 million, and an increase in allocated overhead costs of $1.9 million, partially offset by a $4.0 million decrease in travel-related costs due to the fact that, as a result of the COVID-19 pandemic, all of our workforce was working from home and not traveling during the quarter.

Research and Development
The following shows research and development expenses for the three months ended July 31, 2020 as compared to the three months ended July 31, 2019:

	Three Months Ended July 31,		Change $	Change %
	2020	2019
	(in thousands)
Research and development expenses	$50,483	$31,630	$18,853	60%
Research and development expenses increased by $18.9 million, or 60%, for the three months ended July 31, 2020, compared to the three months ended July 31, 2019. This increase was primarily due to an increase in employee-related expenses of $10.9 million driven by an increase in research and development average headcount of 52%, an increase in stock-based compensation of $4.1 million, an increase in cloud hosting and related costs of $2.4 million, an increase in allocated overhead costs of $1.5 million and an increase in depreciation of data center equipment of $1.0 million, partially offset by a $1.0 million decrease in travel-related costs due to the fact that, as a result of the COVID-19 pandemic, all of our workforce was working from home and not traveling during the quarter.
General and Administrative
The following shows general and administrative expenses for the three months ended July 31, 2020 as compared to the three months ended July 31, 2019:

	Three Months Ended July 31,		Change $	Change %
	2020	2019
	(in thousands)
General and administrative expenses	$28,961	$30,261	$(1,300)	(4)%
General and administrative expenses decreased by $1.3 million, or 4%, for the three months ended July 31, 2020, compared to the three months ended July 31, 2019. The decrease in general and administrative expenses was primarily due to a decrease in stock-based compensation expense of $5.5 million, a decrease in bad debt expense of $0.8 million, and $0.5 million decrease in travel-related costs due to the fact that, as a result of the COVID-19 pandemic, all of our workforce was working from home and not traveling during the quarter, partially offset by an increase in employee related expenses of $3.1 million driven by an increase in general and administrative average headcount of 70%, an increase in corporate insurance expense of $0.7 million, an increase in overhead costs of $0.7 million, an increase in business licenses and taxes of $0.7 million, and an increase in accounting expenses of $0.5 million.
The following shows Interest expense and Other income (expense), net, for the three months ended July 31, 2020 as compared to the three months ended July 31, 2019:

	Three Months Ended July 31,		Change $	Change %
	2020	2019
	(in thousands)
Interest expense	$(174)	$(164)	$(10)	6%
Other income (expense), net	$732	$(451)	$1,183	(262)%
Interest expense consists of the amortization of debt issuance costs related to our revolving credit facility as discussed in Note 5 of our condensed consolidated financial statements.
Other income (expense), net, was an expense of $0.5 million for the three months ended July 31, 2019 compared to income of $0.7 million the three months ended July 31, 2020. This increase of $1.2 million was driven primarily by a decrease in expense related to the fair value of redeemable convertible preferred stock warrants of $4.9 million as the warrants were converted into common stock upon our IPO in June 2019, partially offset by a decrease in interest income of $2.5 million due to our having liquidated our portfolio of marketable securities during the first quarter of fiscal 2021 in response to the economic uncertainty surrounding the COVID-19 pandemic, and a decrease in income from a legal settlement of $1.3 million which occurred during the three months ended July 31, 2019.

Provision for Income Taxes
The following shows the provision for income taxes for the three months ended July 31, 2020 as compared to the three months ended July 31, 2019:

	Three Months Ended July 31,		Change $	Change %
	2020	2019
	(in thousands)
Provision for income taxes	$(441)	$(635)	$194	(31)%
The decrease in the provision for income taxes of $0.2 million during the three months ended July 31, 2020 compared to the three months ended July 31, 2019 was primarily due to lower taxes paid in foreign jurisdictions.
Comparison of the Six Months Ended July 31, 2020 and 2019
Revenue
The following shows total revenue from subscriptions and professional services for the six months ended July 31, 2020 as compared to the six months ended July 31, 2019:

	Six Months Ended July 31,		Change $	Change %
	2020	2019
	(in thousands)
Subscription	$346,478	$183,566	$162,912	89%
Professional services	30,571	20,619	9,952	48%
Total revenue	$377,049	$204,185	$172,864	85%
Total revenue increased by $172.9 million, or 85%, for the six months ended July 31, 2020, compared to the six months ended July 31, 2019. Subscription revenue accounted for 92% of our total revenue for the six months ended July 31, 2020, and 90% of our total revenue for the six months ended July 31, 2019. Professional services revenue accounted for 8% of our total revenue for the six months ended July 31, 2020, and 10% of our total revenue for the six months ended July 31, 2019.
Subscription revenue increased by $162.9 million, or 89%, for the six months ended July 31, 2020, compared to the six months ended July 31, 2019. This increase was primarily attributable to the addition of new subscription customers, as we increased our customer base by 91% from 3,789 subscription customers as of July 31, 2019 to 7,230 subscription customers as of July 31, 2020. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 33%, 35%, and 32% of total subscription revenue for the six months ended July 31, 2020, respectively. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 41%, 32%, and 27% of total subscription revenue for the six months ended July 31, 2019, respectively.
Professional services revenue increased by $10.0 million, or 48%, for the six months ended July 31, 2020, compared to the six months ended July 31, 2019, and was primarily attributable to an increase in the number of professional service hours performed.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the six months ended July 31, 2020 as compared to the six months ended July 31, 2019:

	Six Months Ended July 31,		Change $	Change %
	2020	2019
	(in thousands)
Subscription	$81,281	$48,637	$32,644	67%
Professional services	20,005	12,219	7,786	64%
Total cost of revenue	$101,286	$60,856	$40,430	66%

Total cost of revenue increased by $40.4 million, or 66%, for the six months ended July 31, 2020, compared to the six months ended July 31, 2019. Subscription cost of revenue increased by $32.6 million, or 67%, for the six months ended July 31, 2020, compared to the six months ended July 31, 2019. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $11.6 million driven by a 86% increase in average headcount, an increase in cloud hosting and related services of $10.9 million driven by increased customer activity, an increase in depreciation of data center equipment of $3.4 million, an increase in stock-based compensation expense of $3.1 million, an increase in allocated overhead costs of $2.4 million, an increase in the amortization of internal use software of $0.7 million, and an increase in employee health insurance expense of $0.6 million.
Professional services cost of revenue increased by $7.8 million, or 64%, for the six months ended July 31, 2020, compared to the six months ended July 31, 2019. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $5.4 million driven by an increase in average headcount of 54%, an increase in stock-based compensation expense of $1.6 million, and an increase in allocated overhead costs of $0.6 million.
The following shows gross profit and gross margin for subscriptions and professional services for the six months ended July 31, 2020 as compared to the six months ended July 31, 2019:

	Six Months Ended July 31,		Change $	Change %
	2020	2019
	(in thousands)
Subscription gross profit	$265,197	$134,929	$130,268	97%
Professional services gross profit	10,566	8,400	2,166	26%
Total gross profit	$275,763	$143,329	$132,434	92%

	Six Months Ended July 31,		Change %
	2020	2019
Subscription gross margin	77%	74%	3%
Professional services gross margin	35%	41%	(6)%
Total gross margin	73%	70%	3%
Subscription gross margin increased by three percentage points for the six months ended July 31, 2020, compared to the six months ended July 31, 2019. This increase was a result of continuing to shift more of our operations from third-party cloud service providers to colocation data centers, renegotiating the terms of a third-party cloud service provider contract, and lower than typical travel given COVID-19 travel restrictions. This increase in gross margin was also due to the continued expansion of module adoption by our customer base. As of July 31, 2020, 57% of our customer base had adopted four or more modules and 39% of our customer base had adopted five or more modules. As of July 31, 2019, 50% of our customer base had adopted four or more modules and 27% of our customer base had adopted five or more modules. Our “collect once, reuse many” data strategy means that after the first module is paid for and covers the cost of data storage and most computational costs, each additional subscription module carries a higher margin. We expect gross margin to fluctuate quarter to quarter given the timing of turning on new cloud data centers in new geographies to accommodate increased activity and demand.
Professional services gross margin decreased by six percentage points for the six months ended July 31, 2020, compared to the six months ended July 31, 2019. The decrease in professional services gross margin was due to a decrease in utilization during the six months ended July 31, 2020 compared to the six months ended July 31, 2019.
Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the six months ended July 31, 2020 as compared to the six months ended July 31, 2019:

	Six Months Ended July 31,		Change $	Change %
	2020	2019
	(in thousands)
Sales and marketing expenses	$183,265	$122,117	$61,148	50%

Sales and marketing expenses increased by $61.1 million, or 50%, for the six months ended July 31, 2020, compared to the six months ended July 31, 2019. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $36.6 million driven by an increase in sales and marketing average headcount of 42%, an increase in stock-based compensation of $14.1 million, an increase in marketing programs of $6.6 million, an increase in allocated overhead costs of $3.9 million, an increase in company events of $1.4 million, and increase in employee health insurance expense of $0.9 million, partially offset by a $5.5 million decrease in travel-related costs due to the fact that, as a result of the COVID-19 pandemic, all of our workforce was working from home and not traveling during the second quarter of fiscal 2021.
Research and Development
The following shows research and development expenses for the six months ended July 31, 2020 as compared to the six months ended July 31, 2019:

	Six Months Ended July 31,		Change $	Change %
	2020	2019
	(in thousands)
Research and development expenses	$91,061	$55,505	$35,556	64%
Research and development expenses increased by $35.6 million, or 64%, for the six months ended July 31, 2020, compared to the six months ended July 31, 2019. This increase was primarily due to an increase in employee-related expenses of $19.0 million driven by an increase in research and development average headcount of 53%, an increase in stock-based compensation of $8.3 million, an increase in cloud hosting and related costs of $4.1 million, an increase in allocated overhead costs of $2.8 million, an increase in depreciation of data center equipment of $1.7 million, and an increase in employee health insurance expense of $0.7 million, partially offset by a $1.5 million decrease in travel-related costs due to the fact that, as a result of the COVID-19 pandemic, all of our workforce was working from home and not traveling during the second quarter of fiscal 2021.
General and Administrative
The following shows general and administrative expenses for the six months ended July 31, 2020 as compared to the six months ended July 31, 2019:

	Six Months Ended July 31,		Change $	Change %
	2020	2019
	(in thousands)
General and administrative expenses	$54,004	$42,122	$11,882	28%
General and administrative expenses increased by $11.9 million, or 28%, for the six months ended July 31, 2020, compared to the six months ended July 31, 2019. The increase in general and administrative expenses was primarily due an increase in employee-related expenses of $6.2 million driven by an increase in general and administrative average headcount of 71%, an increase in corporate insurance expense of $2.1 million, an increase in overhead costs of $1.3 million, an increase in legal expenses of $1.2 million, an increase in accounting expenses of $0.9 million, and an increase in stock-based compensation expense of $0.6 million.
Interest Expense and Other Income (Expense), Net
The following shows Interest expense and Other income (expense), net, for the six months ended July 31, 2020 as compared to the six months ended July 31, 2019:

	Six Months Ended July 31,		Change $	Change %
	2020	2019
	(in thousands)
Interest expense	$(317)	$(165)	$(152)	92%
Other income (expense), net	$5,265	$(56)	$5,321	(9,502)%

Interest expense consists of the amortization of debt issuance costs related to our revolving credit facility as discussed in Note 5 of our condensed consolidated financial statements.
Other income (expense), net, was an expense of $0.1 million for the six months ended July 31, 2019 compared to income of $5.3 million the six months ended July 31, 2020. This increase of $5.3 million was driven primarily by a decrease in expense related to the fair value of redeemable convertible preferred stock warrants of $6.0 million as the warrants were converted into common stock upon our IPO in June 2019, and an increase in realized gain on marketable securities of $1.3 million due to our having liquidated our portfolio of marketable securities during the first quarter of fiscal 2021 in response to the economic uncertainty surrounding the COVID-19 pandemic, partially offset by a decrease in income from a legal settlement of $1.3 million which occurred during the three months ended July 31, 2019 and a decrease in interest income of $0.4 million.
Provision for Income Taxes
The following shows the provision for income taxes for the six months ended July 31, 2020 as compared to the six months ended July 31, 2019:

	Six Months Ended July 31,		Change $	Change %
	2020	2019
	(in thousands)
Provision for income taxes	$(1,477)	$(1,230)	$(247)	20%
The increase in the provision for income taxes of $0.2 million during the six months ended July 31, 2020 compared to the six months ended July 31, 2019 was primarily due to income tax expense related to the realized gain on the sale of marketable securities.
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

The following table presents a reconciliation of our non-GAAP subscription gross profit to our GAAP subscription gross profit and of our non-GAAP subscription gross margin to our GAAP subscription gross margin as of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
GAAP subscription revenue	$184,256	$97,575	$346,478	$183,566

GAAP subscription gross profit	$140,219	$72,629	$265,197	$134,929
Add: Stock-based compensation expense	2,635	1,233	4,630	1,498
Add: Amortization of acquired intangible assets	63	97	125	201
Non-GAAP subscription gross profit	$142,917	$73,959	$269,952	$136,628

GAAP subscription gross margin	76%	74%	77%	74%

Non-GAAP subscription gross margin	78%	76%	78%	74%
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
The following table presents a reconciliation of our non-GAAP income (loss) from operations to our GAAP loss from operations and our non-GAAP operating margin to our GAAP operating margin as of the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Total revenue	$198,971	$108,108	$377,049	$204,185

GAAP loss from operations	$(29,991)	$(50,639)	$(52,567)	$(76,415)
Add: Stock-based compensation expense	37,713	29,859	61,351	33,611
Add: Amortization of acquired intangible assets	104	139	207	285
Non-GAAP income (loss) from operations	$7,826	$(20,641)	$8,991	$(42,519)

GAAP operating margin	(15)%	(47)%	(14)%	(37)%

Non-GAAP operating margin	4%	(19)%	2%	(21)%
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

The following table presents a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities:

	Three Months Ended July 31,		Six Months Ended July 31,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Total revenue	$198,971	$108,108	$377,049	$204,185

Net cash provided by (used in) operating activities	55,025	(6,214)	153,602	(4,799)
Less: Purchases of property and equipment	(20,640)	(21,618)	(30,334)	(37,159)
Less: Capitalized internal-use software	(1,968)	(1,326)	(3,850)	(3,310)
Free cash flow	$32,417	$(29,158)	$119,418	$(45,268)

Net cash provided by (used in) investing activities	$(23,608)	$(34,392)	$611,103	$(30,254)
Net cash provided by financing activities	$27,542	$680,684	$34,435	$679,802

Net cash provided by (used in) operating activities as a percentage of revenue	28%	(6)%	41%	(2)%
Less: Purchases of property and equipment as a percentage of revenue	(10)%	(20)%	(8)%	(18)%
Less: Capitalized internal-use software as a percentage of revenue	(1)%	(1)%	(1)%	(2)%
Free cash flow margin	16%	(27)%	32%	(22)%

Liquidity and Capital Resources
In June 2019, upon completion of our IPO, we received net proceeds of $659.2 million, after deducting underwriters’ discounts and commissions and offering expenses of $44.8 million.
As of July 31, 2020, we had cash and cash equivalents, consisting of highly liquid money market funds, of $1.06 billion. During the first quarter of fiscal 2021, we liquidated our entire portfolio of marketable securities largely in response to the global economic uncertainty in conjunction with the COVID-19 pandemic. This resulted in the recognition of a realized gain of $1.3 million.
Since our inception, we have generated operating losses, as reflected in our accumulated deficit of $686.6 million as of July 31, 2020. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to continue to make in sales and marketing and research and development, and due to additional general and administrative costs incurred as a result of operating as a public company. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2020, we had deferred revenue of $689.8 million, of which $515.1 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended July 31,
	2020	2019
	(in thousands)

Net cash provided by (used in) operating activities	$153,602	$(4,799)
Net cash provided by (used in) investing activities	611,103	(30,254)
Net cash provided by financing activities	34,435	679,802

Operating Activities
Net cash provided by operating activities during the six months ended July 31, 2020 was $153.6 million, which resulted from a net loss of $49.1 million, adjusted for non-cash charges of $111.6 million and net cash inflow of $91.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $61.4 million in stock-based compensation expense, $28.2 million of amortization of deferred contract acquisition costs, $17.6 million of depreciation and amortization, and $4.9 million of non-cash operating lease costs. The net cash inflow from changes in operating assets and liabilities was primarily due to a $118.7 million increase in deferred revenue, a $16.0 million decrease in accounts receivable, a $5.3 million increase in other liabilities, and a $9.6 million increase in accounts payable, partially offset by $49.0 million increase in deferred contract acquisition costs and a $8.1 million decrease in accrued expenses and other current liabilities.
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
Investing Activities
Net cash provided by investing activities during the six months ended July 31, 2020 of $611.1 million was primarily due to the sale of marketable securities of $639.6 million and the maturities of marketable securities of $91.6 million, partially offset by purchases of marketable securities of $84.9 million and purchases of property and equipment of $30.3 million.
Net cash used by investing activities during the six months ended July 31, 2019 of $30.3 million was primarily due to purchases of marketable securities of $117.6 million and purchases of property and equipment of $37.2 million, partially offset by maturities of marketable securities of $123.3 million.
Financing Activities
Net cash provided by financing activities of $34.4 million during the six months ended July 31, 2020 was primarily due to proceeds from employee stock purchase plan of $17.3 million and proceeds from the exercise of stock options of $16.6 million.
Net cash used in financing activities of $679.8 million during the six months ended July 31, 2019 was primarily due to our IPO. On June 14, 2019, we closed our IPO in which we sold 20,700,000 shares of Class A common stock. The shares were sold at a public offering price of $34.00 per share for net proceeds of $659.2 million, after deducting underwriters’ discounts and commissions and estimated offering expenses of $44.8 million. In addition, there was proceeds from the exercise of stock options of $18.8 million during the six months ended July 31, 2019.
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

The Credit Agreement is collateralized by substantially all of our current and future property, rights, and assets, including, but not limited to, cash, goods, equipment, contractual rights, financial assets, and intangible assets of the Company and our subsidiaries. The Credit Agreement contains covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The Credit Agreement also contains financial covenants requiring us to maintain the year-over-year growth rate of our ordinary course recurring subscription revenue above specified rates and to maintain minimum liquidity at specified levels. The Credit Agreement also contains events of default that include, among others, non-payment of principal, interest, or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, and material judgments. We were in compliance with all covenants under the Credit Agreement as of July 31, 2020.
No amounts were outstanding under the Credit Agreement as of July 31, 2020.
Strategic Investments
In July 2019, we agreed to commit up to $10.0 million to a newly formed entity, CrowdStrike Falcon Fund LLC (“Falcon Fund”), in exchange for 50% of the sharing percentage of any distribution by Falcon Fund. Additionally, entities associated with Accel, a holder of more than 5% of our capital stock, also agreed to commit up to $10.0 million to Falcon Fund and collectively own the remaining 50% of the sharing percentage of Falcon Fund. Falcon Fund is in the business of purchasing, selling, investing and trading in minority equity and convertible debt securities of privately-held companies that develop applications that have potential for substantial contribution to CrowdStrike and its platform. Falcon Fund has a duration of ten years which may be extended for three additional years. At dissolution, Falcon Fund will be liquidated and the remaining assets will be distributed to the investors based on their sharing percentage. As of July 31, 2020, we had contributed $2.0 million to Falcon Fund.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of July 31, 2020 and the fiscal years in which these obligations are due:

	Total	2021	2022	2023	2024	2025	Thereafter
	(in thousands)
Real estate arrangements(1)	$51,401	$4,262	$11,413	$10,856	$10,785	$9,934	$4,151
Data center commitments(2)	140,838	30,731	79,955	11,049	11,211	3,984	3,908
Other purchase obligations(3)	28,907	14,761	13,012	980	140	14	—
Total	$221,146	$49,754	$104,380	$22,885	$22,136	$13,932	$8,059
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

Indemnification
Our subscription agreements contain standard indemnification obligations. Pursuant to these agreements, we will indemnify, defend, and hold the other party harmless with respect to a claim, suit, or proceeding brought against the other party by a third party alleging that our intellectual property infringes upon the intellectual property of the third party, or results from a breach of our representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. Typically, these indemnification provisions do not provide for a maximum potential amount of future payments we could be required to make. However, in the past we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheet as of July 31, 2020 or January 31, 2020.
We also indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited. However, our director and officer insurance policy limits our exposure and enables us to recover a portion of any future amounts paid. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheet as of July 31, 2020 or January 31, 2020.
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
Our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements. Our critical accounting policies and our more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 23, 2020, and there have been no significant changes to these policies for the six months ended July 31, 2020, except in regards to our adoption of ASC 842 as discussed below.
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
In adopting the leasing standard, we elected the following practical expedients:

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

•Not to recognize right of use assets and lease liabilities for short-term leases, which have a lease term of twelve months or less and do not include an option to purchase the underlying asset that we are reasonably certain to exercise.

We used our original assumptions for operating leases entered into prior to adoption, electing not to use the hindsight practical expedient.

Lease payments consist primarily of the fixed payments under the arrangement, less any lease incentives such as tenant improvement allowance. We use an estimate of our incremental borrowing rate (IBR) based on the information available at the lease commencement date in determining the present value of lease payments, unless the implicit rate is readily determinable. In determining the appropriate IBR, we consider information including, but not limited to, our credit rating, the lease term, and the currency in which the arrangement is denominated. For leases which commenced prior to our adoption of Topic 842, we used the IBR on January 31, 2020.
Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice the entire amount at contract signing prior to commencement of subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. As of July 31, 2020, we had backlog of approximately $235.6 million. Of this amount, approximately $78.8 million is not reasonably expected to be billed in the next twelve months. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
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
Employees

As of July 31, 2020, we had 2,838 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We may be required to comply with the terms of these collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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

JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. In particular, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we may not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies until required by private company accounting standards.

On the last business day of our second quarter in 2020, the aggregate market value of our shares held by non-affiliate stockholders exceeded $700 million. As a result, as of January 31, 2021, we will be considered a large accelerated filer as defined in Rule 12b-2 under the Exchange Act, and we will cease to be an emerging growth company as defined in the JOBS Act. We will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of our internal control over financial reporting.
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in corporate debt securities and money market funds. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of July 31, 2020, we had cash and cash equivalents of $1.06 billion and no marketable securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. However, due to the short-term nature of our investment portfolio, the effect of a hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our portfolio as of July 31, 2020. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Risk
To date, all of our sales contracts have been denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Australian Dollar, and Euro. The functional currency of our foreign subsidiaries is that country’s local currency. Foreign currency transaction gains and losses are recorded to Other income (expense), net. As of July 31, 2020, the cumulative foreign currency exchange rate loss recorded in other comprehensive income (loss) was $1.4 million. A hypothetical 10% decrease in the U.S. dollar against other currencies would have resulted in an increase in operating loss of approximately $7.2 million for the six months ended July 31, 2020. As the impact of foreign currency exchange rates has not been material to our historical results of operations, we have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2020. Based on the evaluation of our disclosure controls and procedures as of July 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are currently involved in proceedings before the Trademark Trial and Appeal Board (“TTAB”) at the U.S. Patent and Trademark Office (the “USPTO”) regarding our U.S. trademark registrations for “CrowdStrike Falcon” and our U.S. application to register our “Falcon OverWatch” trademark. On November 23, 2016, Fair Isaac Corporation (“FICO”) filed a Petition for Cancellation of our “CrowdStrike Falcon” trademark registrations and a Notice of Opposition against our “Falcon OverWatch” trademark application before the USPTO, TTAB. On January 3, 2017, we filed answers to both the cancellation and opposition proceedings, and the proceedings thereafter were consolidated. On November 21, 2018, we filed a Petition for Partial Cancellation or Amendment of one of FICO’s “Falcon” trademark registrations, and on December 10, 2018, the parties filed a joint request to consolidate the proceedings and adjust the schedule. On January 16, 2019, FICO moved to dismiss our petition. On July 2, 2019, the TTAB consolidated the proceedings and granted FICO’s motion to dismiss with leave to amend. On July 22, 2019, we filed an Amended Petition for Cancellation or Amendment and on August 12, 2019, FICO moved to dismiss our Amended Petition for Cancellation or Amendment. On January 31, 2020, the TTAB denied the motion to dismiss as to two grounds for partial cancellation and as to the request for amendment, and granted the motion as to a third ground for partial cancellation of one of FICO’s “Falcon” registrations and the claim for abandonment of both of FICO’s “Falcon” trademark registrations, with the right to reassert both claims for relief. On March 18, 2020, we filed a motion for leave to file a Second Amended Petition to include a claim for abandonment for two of FICO’s “Falcon” trademark registrations. On August 3, 2020, the TTAB granted the motion for leave to file in part, and set a new schedule for the consolidated proceedings, with trial periods set to begin in May 2021. On August 13, 2020, we filed a separate petition to cancel one of FICO’s Falcon trademark registrations, and on August 24, 2020, we filed a Second Amended petition for Cancellation or Amendment as to the other FICO Falcon trademark registrations. We are vigorously defending the case, but given the early stage, although a loss may reasonably be possible, we are unable to predict the likelihood of success of FICO’s claims or estimate a loss or a range of loss. As a result, no liability has been recorded as of July 31, 2020 or January 31, 2020.
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
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from 910 employees as of January 31, 2018, to 2,838 employees as of July 31, 2020. Although we have experienced rapid growth historically, we may not sustain our current growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in evolving industries, including market acceptance of our Falcon platform, adding new customers, intense competition, and our ability to manage our costs and operating expenses. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced net losses of $135.5 million, $140.1 million, and $141.8 million for fiscal 2018, fiscal 2019, and fiscal 2020, respectively. As of July 31, 2020, we had an accumulated deficit of $686.6 million. While we have experienced significant growth in revenue in recent periods, we cannot assure you when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our total revenue or improvements in our results of operations. In addition to the anticipated costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
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
To expand our customer base, we need to convince potential customers to allocate a portion of their discretionary budgets to purchase our Falcon platform. Our sales efforts often involve educating our prospective customers about the uses and benefits of our Falcon platform. Enterprises and governments that use legacy security products, such as signature-based or malware-based products, firewalls, intrusion prevention systems, and antivirus, for their IT security may be hesitant to purchase our Falcon platform if they believe that these products are more cost effective, provide substantially the same functionality as our Falcon platform or provide a level of IT security that is sufficient to meet their needs. We may have difficulty convincing prospective customers of the value of adopting our solution. Even if we are successful in convincing prospective customers that a cloud native platform like ours is critical to protect against cyberattacks, they may not decide to purchase our Falcon platform for a variety of reasons some of which are out of our control. For example, any deterioration in general economic conditions, including a downturn due to the outbreak of diseases such as COVID-19, may cause our current and prospective customers to cut their overall security and IT operations spending, and such cuts may fall disproportionately on cloud-based security solutions like ours. Economic weakness, customer financial difficulties, and constrained spending on security and IT operations may result in decreased revenue, reduced sales, lengthened sales cycles, increased churn, lower demand for our products, and adversely affect our results of operations and financial conditions. Additionally, if the incidence of cyberattacks were to decline, or be perceived to decline, or if organizations adopt endpoints that use operating systems we do not adequately support, our ability to attract new customers and expand sales of our solutions to existing customers could be adversely affected. If organizations do not continue to adopt our Falcon platform, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations, and financial condition would be harmed.
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
The implementation of the GDPR has led other jurisdictions to either amend, or propose legislation to amend their existing data privacy and cybersecurity laws to resemble all or a portion of the requirements of the GDPR (e.g., for purposes of having an adequate level of data protection to facilitate data transfers from the EU) or enact new laws to do the same. Accordingly, the challenges we face in the EU will likely also apply to other jurisdictions outside the EU that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity. For example, on June 28, 2018, California adopted the California Consumer Privacy Act of 2018, or CCPA, which went into effect on January 1, 2020, with enforcement commencing on July 1, 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it contains a number of provisions similar to certain provisions of the GDPR. In addition, on June 24, 2020, the California Secretary of State certified a ballot initiative for the upcoming November general election known as the California Privacy Rights Act of 2020, or the CPRA. If the CPRA is approved by California voters, the CPRA would amend the CCPA by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities. If approved, it is expected that the CPRA would take effect on January 1, 2023.

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
We are regularly subject to claims, suits, and government investigations and other proceedings including patent, product liability, class action, whistleblower, personal injury, property damage, labor and employment, commercial disputes, compliance with laws and regulatory requirements and other matters, and we may become subject to additional types of claims, suits, investigations and proceedings as our business develops. Such claims, suits, and government investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any of these types of legal proceedings can have an adverse impact on us because of legal costs and diversion of management attention and resources, and could cause us to incur significant expenses or liability, adversely affect our brand recognition, and/or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees, or orders requiring a change in our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations, and prospects. Any of these consequences could adversely affect our business and results of operations.
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
Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until January 31, 2021. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and results of operations and could cause a decline in the price of our stock.
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
We derived approximately 17%, 23%, 26%, and 28% of our total revenue from our international customers for fiscal 2018, fiscal 2019, fiscal 2020, and the six months ended July 31, 2020, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
Sales of a substantial number of shares of our Class A common stock in the public market, including shares of Class A stock that have been converted from shares of Class B common stock, and particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock. As of August 31, 2020, we had 184,410,223 shares of Class A common stock outstanding and 35,038,535 shares of Class B common stock outstanding.
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
As of July 31, 2020, our executive officers, directors, one of our current stockholders and its respective affiliates held, in aggregate, 64% of the voting power of our outstanding capital stock. Furthermore, one of our current stockholders and its respective affiliates held, in aggregate, 27% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders, including those who purchased shares in our initial public offering, oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale or other liquidity event and might ultimately affect the market price of our common stock.
Further, our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the doctrine of “corporate opportunity” does not apply to Accel, or its respective affiliates, in a manner that would prohibit them from investing in competing businesses or doing business with our partners or customers.
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
We will be an “emerging growth company” as defined in the JOBS Act until January 31, 2021. As an emerging growth company, we have taken advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions until we are no longer an emerging growth company. Further, pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our results of operations and financial statements may not be comparable to the results of operations and financial statements of other companies who have adopted the new or revised accounting standards. We cannot predict if investors will find our Class A common stock less attractive because we have relied on these exemptions. If some investors find our Class A common stock less attractive as a result, our stock price may be more volatile.
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
None.

Use of Proceeds from Public Offering of Common Stock
There were no purchases of shares of our common stock during the six months ended July 31, 2020. On June 11, 2019, the SEC declared our registration statement on Form S-1 (File No. 333-231461) for our IPO effective. There have been no material changes in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 13, 2019.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1†	Form of Global Restricted Stock Unit Agreement Outside Directors – Annual Grant under the Company’s 2019 Equity Incentive Plan					X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, California, on the day of September 3, 2020.

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere Chief Financial Officer (Principal Financial Officer)

By:	/s/ Abhishek Maheshwari
Abhishek Maheshwari Chief Accounting Officer (Principal Accounting Officer)