Form 10-Q
period 2020-10-31
CrowdStrike Holdings, Inc.
filed 2020-12-03
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
(Nasdaq Global Select Market)

__________________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑
As of November 30, 2020, the number of shares of the registrant’s Class A common stock outstanding was 188,279,983, and the number of shares of the registrant’s Class B common stock outstanding was 32,983,756.

CROWDSTRIKE HOLDINGS, INC.

		Page No.
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of October 31, 2020 and January 31, 2020	6
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2020 and October 31, 2019	7
	Condensed Consolidated Statements of Comprehensive Loss for the Three and Nine Months Ended October 31, 2020 and October 31, 2019	8
	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended October 31, 2020 and October 31, 2019	9
	Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended October 31, 2020 and October 31, 2019	11
	Notes to Condensed Consolidated Financial Statements	12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	58
Item 4.	Controls and Procedures	58

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	60
Item 1A.	Risk Factors	60
Item 2.	Unregistered Shares of Equity Securities and Use of Proceeds	88
Item 3.	Defaults Upon Senior Securities	89
Item 4.	Mine Safety Disclosures	89
Item 5.	Other Information	89
Item 6.	Exhibits	90
	Signatures	91

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
◦sufficiency of cash and cash equivalents to meet cash needs for at least the next 12 months;
◦our ability to expand internationally;
◦our ability to comply with laws and regulations that currently apply or become applicable to our business both in the United States and internationally;
◦our ability to develop, maintain, and improve our internal control over financial reporting;

◦our ability to successfully close and integrate acquisitions to contribute to our growth objectives; and
◦the attraction and retention of qualified employees and key personnel.
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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, any one of which could materially adversely affect our business, results of operations, financial condition and growth prospects. Below is a summary of some of these risks. This summary is not complete, and should be read together with the section titled “Risk Factors” in this Quarterly Report on Form
10-Q, as well as the other information in this Quarterly Report on Form 10-Q and the other filings that we make with the SEC.

◦The COVID-19 pandemic could adversely affect global economic conditions and our business, operating results and future revenue.

◦We have experienced rapid growth in recent periods, and if we do not manage our future growth, our business and results of operations will be adversely affected.

◦We have a history of losses and may not be able to achieve or sustain profitability in the future.

◦Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.

◦If organizations do not adopt cloud-based SaaS-delivered endpoint security solutions, our ability to grow our business and results of operations may be adversely affected.

◦If we are unable to attract new customers, our future results of operations could be harmed.

◦If our customers do not renew their subscriptions for our products and add additional cloud modules to their subscriptions, our future results of operations could be harmed.

◦We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition, and results of operations.

◦If our solutions fail or are perceived to fail to detect or prevent incidents or have or are perceived to have defects, errors, or vulnerabilities, our brand and reputation would be harmed, which would adversely affect our business and results of operations.

◦As a cybersecurity provider, we have been, and expect to continue to be, a target of cyberattacks. If our internal networks, systems, or data are or are perceived to have been breached, our reputation may be damaged and our financial results may be negatively affected.

◦Our business is focused on cloud-based data analytics, and cybersecurity, privacy, and other regulations may affect how we collect and process certain types of data.

◦We rely on third-party data centers, such as Amazon Web Services, and our own colocation data centers, to host and operate our Falcon platform, and any disruption of or interference with our use of these facilities may negatively affect our ability to maintain the performance and reliability of our Falcon platform, which could cause our business to suffer.

◦If we do not effectively expand and train our direct sales force, we may be unable to add new customers or increase sales to our existing customers, and our business will be adversely affected.

◦Our results of operations may fluctuate significantly, which could make our future results difficult to predict and could cause our results of operations to fall below expectations.

◦Claims by others that we infringe their proprietary technology or other intellectual property rights could result in significant costs and substantially harm our business, financial condition, results of operations, and prospects.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CrowdStrike Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	October 31,	January 31,
	2020	2020
Assets
Current assets:
Cash and cash equivalents	$1,059,926	$264,798
Marketable securities	—	647,266
Accounts receivable, net of allowance for doubtful accounts of $1.1 million as of October 31, 2020 and January 31, 2020	172,775	164,987
Deferred contract acquisition costs, current	62,422	42,971
Prepaid expenses and other current assets	45,673	51,614
Total current assets	1,340,796	1,171,636
Strategic investments	2,500	1,000
Property and equipment, net	162,371	136,078
Operating lease right-of-use assets	38,376	—
Deferred contract acquisition costs, noncurrent	91,585	71,235
Goodwill	83,132	7,722
Intangible assets, net	16,356	527
Other assets	14,393	16,708
Total assets	$1,749,509	$1,404,906
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	7,494	1,345
Accrued expenses	39,975	30,355
Accrued payroll and benefits	56,468	36,810
Operating lease liabilities, current	8,646	—
Deferred revenue	579,671	412,985
Other current liabilities	9,785	11,601
Total current liabilities	702,039	493,096
Deferred revenue, noncurrent	183,003	158,183
Operating lease liabilities, noncurrent	34,006	—
Other liabilities, noncurrent	15,676	11,020
Total liabilities	934,724	662,299
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of October 31, 2020 and January 31, 2020; no shares issued and outstanding as of October 31, 2020 and January 31, 2020	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of October 31, 2020 and January 31, 2020, respectively; 187,701 shares and 107,666 shares issued and outstanding as of October 31, 2020 and January 31, 2020, respectively; Class B common stock, $0.0005 par value; 300,000 shares authorized as of October 31, 2020 and January 31, 2020, respectively; 33,253 shares and 105,282 shares issued and outstanding as of October 31, 2020 and January 31, 2020, respectively	111	106
Additional paid-in capital	1,523,873	1,378,479
Accumulated deficit	(711,114)	(637,487)
Accumulated other comprehensive income	615	1,009
Total CrowdStrike Holdings, Inc. stockholders’ equity	813,485	742,107
Non-controlling interest	1,300	500
Total stockholders’ equity	814,785	742,607
Total liabilities and stockholders’ equity	$1,749,509	$1,404,906
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Revenue
Subscription	$213,530	$114,221	$560,008	$297,787
Professional services	18,930	10,898	49,501	31,517
Total revenue	232,460	125,119	609,509	329,304

Cost of revenue
Subscription	49,583	29,221	130,864	77,858
Professional services	11,944	8,134	31,949	20,353
Total cost of revenue	61,527	37,355	162,813	98,211

Gross profit	170,933	87,764	446,696	231,093

Operating expenses
Sales and marketing	105,602	68,675	288,867	190,792
Research and development	57,539	35,992	148,600	91,497
General and administrative	31,951	21,615	85,955	63,737
Total operating expenses	195,092	126,282	523,422	346,026

Loss from operations	(24,159)	(38,518)	(76,726)	(114,933)
Interest expense	(193)	(132)	(510)	(297)
Other income, net	272	3,579	5,537	3,523

Loss before provision for income taxes	(24,080)	(35,071)	(71,699)	(111,707)

Provision for income taxes	(451)	(434)	(1,928)	(1,664)

Net loss	$(24,531)	$(35,505)	$(73,627)	$(113,371)

Net loss per share attributable to Class A and Class B common stockholders, basic and diluted	$(0.11)	$(0.17)	$(0.34)	$(0.89)

Weighted-average shares used in computing net loss per share attributable to Class A and Class B common stockholders, basic and diluted	219,401	204,096	216,432	128,009
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Net loss	$(24,531)	$(35,505)	$(73,627)	$(113,371)
Other comprehensive income (loss):
Foreign currency translation adjustments	(500)	410	926	(213)
Reversal of unrealized gain upon sale of debt securities	—	—	(1,320)	—
Unrealized loss on available-for-sale securities, net of tax	—	22	—	17
Other comprehensive income (loss)	(500)	432	(394)	(196)
Total comprehensive loss	$(25,031)	$(35,073)	$(74,021)	$(113,567)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
Three Months Ended October 31, 2020 and 2019
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 31, 2020	—	$—	219,194	$110	$1,476,323	$(686,583)	$1,115	$1,050	$792,015
Issuance of common stock upon exercise of options	—	—	1,277	1	4,920	—	—	—	4,921
Issuance of common stock under RSU release	—	—	483	—	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	799	—	—	—	799
Stock-based compensation expense	—	—	—	—	40,532	—	—	—	40,532
Capitalized stock-based compensation	—	—	—	—	986	—	—	—	986
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	—	—	313	—	—	—	313
Net loss	—	—	—	—	—	(24,531)	—	—	(24,531)
Non-controlling interest	—	—	—	—	—	—	—	250	250
Other comprehensive loss	—	—	—	—	—	—	(500)	—	(500)
Balances at October 31, 2020	—	$—	220,954	$111	$1,523,873	$(711,114)	$615	$1,300	$814,785

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at July 31, 2019	—	$—	205,193	$103	$1,302,098	$(573,574)	$(530)	$728,097
Issuance of common stock upon exercise of options	—	—	286	—	824	—	—	824
Vesting of early exercised options	—	—	—	—	962	—	—	962
Stock-based compensation expense	—	—	—	—	21,966	—	—	21,966
Capitalized stock-based compensation	—	—	—	—	266	—	—	266
Net loss	—	—	—	—	—	(35,505)	—	(35,505)
Other comprehensive income	—	—	—	—	—	—	432	432
Balances at October 31, 2019	—	$—	205,479	$103	$1,326,116	$(609,079)	$(98)	$717,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Nine Months Ended October 31, 2020 and 2019
(in thousands)
(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2020	—	$—	212,948	$106	$1,378,479	$(637,487)	$1,009	$500	$742,607
Issuance of common stock upon exercise of options	—	—	5,966	5	21,517	—	—	—	21,522
Issuance of common stock under RSU release	—	—	1,475	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	565	—	17,284	—	—	—	17,284
Vesting of early exercised options	—	—	—	—	2,521	—	—	—	2,521
Stock-based compensation expense	—	—	—	—	101,883	—	—	—	101,883
Capitalized stock-based compensation	—	—	—	—	1,876	—	—	—	1,876
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	—	—	313		—	—	313
Net loss	—	—	—	—	—	(73,627)	—	—	(73,627)
Non-controlling interest	—	—	—	—	—		—	800	800
Other comprehensive loss	—	—	—	—	—	—	(394)	—	(394)
Balances at October 31, 2020	—	$—	220,954	$111	$1,523,873	$(711,114)	$615	$1,300	$814,785

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 31, 2019	131,268	$557,912	47,421	$24	$31,211	$(519,126)	$98	$(487,793)
Cumulative effect of accounting change	—	—	—	—	—	23,418	—	23,418
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	20,700	11	659,207	—	—	659,218
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(131,268)	(557,912)	131,268	66	557,846	—	—	557,912
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	10,559	—	—	10,559
Net exercise of common stock warrants	—	—	322	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	4,731	2	9,389	—	—	9,391
Issuance of common stock related to early exercise options	—	—	1,037	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	1,816	—	—	1,816
Stock-based compensation expense	—	—	—	—	55,577	—	—	55,577
Capitalized stock-based compensation	—	—	—	—	511	—	—	511
Net loss	—	—	—	—	—	(113,371)	—	(113,371)
Other comprehensive loss	—	—	—	—	—	—	(196)	(196)
Balances at October 31, 2019	—	$—	205,479	$103	$1,326,116	$(609,079)	$(98)	$717,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2020	2019
Operating activities
Net loss	$(73,627)	$(113,371)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,728	16,023
Amortization of intangible assets	579	385
Amortization of deferred contract acquisition costs	44,940	24,125
Non-cash operating lease cost	7,666	—
Change in fair value of redeemable convertible preferred stock warrant liability	—	6,022
Provision for bad debts	(448)	413
Stock-based compensation expense	101,961	55,577
Gain on sale of debt securities, net	(1,347)	—
Accretion (amortization) of marketable securities purchased at a discount	578	(1,313)
Non-cash interest expense	506	293
Changes in operating assets and liabilities
Accounts receivable	(6,155)	(53,631)
Deferred contract acquisition costs	(84,741)	(55,238)
Prepaid expenses and other assets	1,487	(19,883)
Accounts payable	6,556	(3,773)
Accrued expenses and other current liabilities	1,643	3,405
Accrued payroll and benefits	18,712	17,621
Operating lease liabilities	(1,434)	—
Deferred revenue	189,582	157,239
Other liabilities	7,917	(58)
Net cash provided by operating activities	242,103	33,836
Investing activities
Purchases of property and equipment	(40,245)	(66,848)
Capitalized internal-use software	(6,345)	(5,208)
Business acquisition, net of cash acquired	(85,469)	—
Purchase of strategic investments	(1,500)	—
Purchases of marketable securities	(84,904)	(187,697)
Proceeds from sales of marketable securities	639,586	4,473
Maturities of marketable securities	91,605	197,764
Net cash provided by (used in) investing activities	512,728	(57,516)
Financing activities
Proceeds from the issuance of common stock upon initial public offering, net of underwriting discounts	—	665,092
Payments of deferred offering costs	—	(5,872)
Proceeds from issuance of common stock upon exercise of stock options	21,522	9,350
Proceeds from the issuance of common stock upon exercise of early exercisable stock options	—	10,264
Proceeds from issuance of common stock under the employee stock purchase plan	17,284	—
Capital contributions from non-controlling interest holders	800	—
Net cash provided by financing activities	39,606	678,834
Effect of foreign exchange rates on cash and cash equivalents	691	43
Net increase in cash and cash equivalents	795,128	655,197
Cash and cash equivalents, beginning of period	264,798	88,408
Cash and cash equivalents, end of period	$1,059,926	$743,605
Supplemental disclosure of cash flow information:
Interest paid	$4	$3
Income taxes paid, net of refunds received	1,563	1,054
Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	—	557,912
Conversion of redeemable convertible preferred stock warrant liabilities reclassified to additional paid-in capital	—	10,559
Net increase (decrease) in deferred offering costs, accrued but not paid	—	(2,858)
Net increase (decrease) in property and equipment included in accounts payable and accrued expenses	4,755	(715)
Vesting of early exercised stock options	2,521	1,816
Equity consideration for acquisitions	3,842	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.    Description of Business and Basis of Presentation
Business
CrowdStrike Holdings, Inc. (the “Company”) was formed on November 7, 2011. The Company provides a leading cloud-delivered solution for next-generation endpoint and cloud workload protection that offers 16 cloud modules on its Falcon platform via a software as a service (“SaaS”) subscription-based model that spans multiple large security markets, including corporate workload security, security and vulnerability management, managed security services, IT operations management, and threat intelligence services. Additionally, with the recent acquisition of Preempt Security, the Company entered the identity protection market. The Company is headquartered in Sunnyvale, California. The Company conducts its business in the United States, as well as locations internationally, including in Australia, Germany, India, Romania, Israel and the United Kingdom.
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2020, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended October 31, 2020 are not necessarily indicative of the results to be expected for the year ending January 31, 2021 or for any other interim period or for any other future year.
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

Estimates and assumptions used by management include, but are not limited to, revenue recognition, the allowance for doubtful accounts, the carrying value and the useful lives of long-lived assets, the fair values of financial instruments and strategic investments, the period of benefit for deferred contract acquisition costs, the discount rate used for operating leases, the recognition and disclosure of contingent liabilities, income taxes, stock-based compensation, and the fair value of assets acquired and liabilities assumed for business combinations.

Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require a material update to its estimates or judgments or an adjustment of the carrying value of its assets or liabilities as of October 31, 2020. While there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three and nine months ended October 31, 2020, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.
Concentration of Credit Risk and Geographic Information
The Company generates revenue from the sale of subscriptions to access its cloud platform and professional services. The Company’s sales team, along with its channel partner network of system integrators and value-added resellers (collectively, “channel partners”), sells the Company’s services worldwide to organizations of all sizes.
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities, accounts receivable, and strategic investments. The Company’s cash is placed with high-credit-quality financial institutions and issuers, and at times exceed federally insured limits. The Company limits its concentration of risk in cash equivalents and marketable securities by diversifying its investments among a variety of industries and issuers. The Company has not experienced any credit loss relating to its cash equivalents, marketable securities, and strategic investments. The Company performs periodic credit evaluations of its customers and generally does not require collateral. As of October 31, 2020, the Company did not have any cash equivalents or marketable securities.
Channel partners or direct customers who represented 10% or more of the Company’s accounts receivable were as follows:

	October 31,	January 31,
	2020	2020
Channel partner A	7%	11%
Channel partner B	6%	10%
Customer B	8%	20%

Channel partners who represented 10% or more of the Company’s total revenue were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Channel partner A	8%	10%	8%	11%
There were no direct customers who represented 10% or more of the Company’s total revenue during the three and nine months ended October 31, 2020 and October 31, 2019.
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

Available-for-sale debt securities

The Company evaluates investments with unrealized loss positions by assessing if they are related to deterioration in credit risk and whether the Company expects to recover the entire amortized cost basis of the security, the Company’s intent to sell and whether it is more likely than not that the Company will be required to sell the securities before the recovery of its cost basis. Credit-related impairment losses, not to exceed fair value less the amortized cost basis, are recognized through an allowance for credit losses with changes in the allowance for credit losses recorded in “Other income, net” in the condensed consolidated statements of operations. Impairment that has not been recorded through an allowance for credit losses will be recorded in the condensed consolidated statements of comprehensive income (loss). As of October 31, 2020, there were no marketable securities held by the Company, and thus there were no securities that had been in continuous unrealized loss position.

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are stated at their net realizable value, net of allowance for doubtful accounts. The Company has a well-established collections history from its customers. Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral from its customers; however, the Company may require payment prior to commencing service in certain instances to limit credit risk. The Company regularly reviews the adequacy of the allowance for doubtful accounts by considering various factors including the age of each outstanding invoice, each customer’s expected ability to pay, historical loss rates and expectations of forward-looking loss estimates to determine whether the allowance is appropriate. Amounts deemed uncollectible are written off against the allowance for doubtful accounts. Allowance for doubtful accounts was $1.1 million as of both October 31, 2020 and January 31, 2020.

Software Implementation Costs
The Company contracts with third party information technology providers for various service arrangements including software, platform, and information technology infrastructure. The Company capitalizes the implementation cost incurred to develop or obtain internal-use software in such arrangements. All capitalized implementation costs are amortized over the term of the arrangement which includes reasonably certain renewals. Costs incurred during the preliminary project and post implementation stage are expensed as the activities are performed. Capitalized implementation costs were not material for the three and nine months ended October 31, 2020.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. This ASU may be applied prospectively through December 31, 2022. The Company adopted this guidance on May 1, 2020 which did not have a material effect on its condensed consolidated financial statements. Per the terms of the Company’s secured revolving credit facility (see Note 5), outstanding Eurodollar Loans incur interest at the Eurodollar Rate, which is defined in the Credit Agreement as LIBOR (or any successor thereto), plus a margin. The Company’s lender is currently preparing to use the Secured Overnight Funding Rate if LIBOR becomes unavailable. No amounts were outstanding under the Credit Agreement as of October 31, 2020.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company does not anticipate that the adoption of this guidance will have a material impact on its condensed consolidated financial statements.

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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows:

	October 31, 2020				January 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)				(in thousands)
Assets
Cash equivalents (1)
Money market funds	$—	$—	$—	$—	$205,379	$—	$—	$205,379
Corporate debt securities	—	—	—	—	—	39,940	—	39,940
Total cash equivalents	—	—	—	—	205,379	39,940	—	245,319
Marketable securities
Corporate debt securities	—	—	—	—	—	495,022	—	495,022
U.S. treasury securities	—	—	—	—	84,431	—	—	84,431
Asset backed securities	—	—	—	—	—	67,813		67,813
Total marketable securities	—	—	—	—	84,431	562,835	—	647,266
Total assets	$—	$—	$—	$—	$289,810	$602,775	$—	$892,585
__________________________________
(1)Included in “Cash and cash equivalents” on the condensed consolidated balance sheets.
There were no transfers between the levels of the fair value hierarchy during the three and nine months ended October 31, 2020 or October 31, 2019.
As of October 31, 2020, there were no marketable securities held by the Company. As of January 31, 2020, the amortized cost of the Company’s cash equivalents and marketable securities approximated their fair value and there were no material realized or unrealized gains or losses, either individually or in the aggregate. In addition, the securities that had been in continuous unrealized loss position per security type and in aggregate are not material as of January 31, 2020. There were no impairments considered “other-than-temporary” as it is more likely than not the Company will hold the securities until maturity or a recovery of the cost basis as of January 31, 2020.

The following table presents the contractual maturities of marketable securities as of January 31, 2020:

	Amortized cost	Fair value
	(in thousands)
Due in one year or less	$377,722	$378,408
Due after one year through five years	266,670	267,728
Due after five years through nineteen years	1,127	1,130
	$645,519	$647,266
The following summarizes the changes in strategic investments:

	October 31,	January 31,
	2020	2020
	(in thousands)
Total initial cost	$2,500	$1,000
Cumulative gain	—	—
Carrying value	$2,500	$1,000
There was no unrealized gain and loss included as an adjustment related to the carrying value of non-marketable securities as of October 31, 2020 and January 31, 2020.
The following summarizes the changes in the redeemable convertible preferred stock warrant liability, which is classified as a Level 3 instrument:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Balance at beginning of period	$—	$—	$—	$4,537
Adjustment resulting from change in fair value recognized in the condensed consolidated statements of operations	—	—	—	6,022
Reclassification of liability for redeemable convertible preferred stock warrants to additional paid-in capital upon initial public offering	—	—	—	(10,559)
Balance at end of period	$—	$—	$—	$—
The fair value of the redeemable convertible preferred stock warrant liability was estimated using the Black-Scholes option-pricing model and was based on significant inputs not observable in the market, and therefore was classified as a Level 3 instrument. The inputs include the Company’s preferred stock price, expected stock price volatility, risk-free interest rate, and contractual term. No loss and a loss of $6.0 million was recorded as a component of “Other income, net”, because of the remeasurement of the redeemable convertible preferred stock warrant liability during the three and nine months ended October 31, 2019, respectively. Immediately prior to the closing of the IPO on June 14, 2019, the redeemable convertible preferred stock warrants converted into 336,386 warrants to purchase Class B common stock on a one-to-one basis. The redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital upon the closing of the IPO.

4.    Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	October 31, 2020	January 31, 2020
	(in thousands)
Prepaid expenses	$19,467	$20,390
Prepaid software licenses	16,190	16,645
Prepaid hosting services	5,711	8,056
Other current assets	4,305	6,523
Prepaid expenses and other current assets	$45,673	$51,614
Property and Equipment, Net
Property and equipment, net consisted of the following:

	October 31, 2020	January 31, 2020
	(in thousands)
Data center and other computer equipment	$140,457	$87,166
Capitalized internal-use software	38,575	30,354
Leasehold improvements	18,209	13,157
Purchased software	3,170	2,604
Furniture and equipment	5,822	4,835
Construction in process	33,583	47,626
	239,816	185,742
Less: Accumulated depreciation and amortization	(77,445)	(49,664)
Property and equipment, net	$162,371	$136,078
Construction in process mainly includes data center equipment purchased that has not yet been placed in service. As of October 31, 2020, $28.3 million of data center equipment was purchased but not yet been placed into service.
Depreciation and amortization expense of property and equipment was $10.1 million and $5.8 million during the three months ended October 31, 2020 and October 31, 2019, respectively, and $27.7 million and $16.0 million during the nine months ended October 31, 2020 and October 31, 2019, respectively.
There was no impairment of internal-use software during the three and nine months ended October 31, 2020 and October 31, 2019. The Company capitalized $3.5 million and $2.2 million in internal-use software during the three months ended October 31, 2020 and October 31, 2019, and $8.2 million and $5.7 million during the nine months ended October 31, 2020 and October 31, 2019, respectively. Amortization expense associated with internal-use software totaled $1.9 million and $1.6 million during the three months ended October 31, 2020 and October 31, 2019, respectively, and $5.6 million and $4.6 million during the nine months ended October 31, 2020 and October 31, 2019, respectively. The net book value of capitalized internal-use software was $15.9 million and $13.4 million as of October 31, 2020 and January 31, 2020, respectively.

Intangible Assets, Net
Total intangible assets, net consisted of the following:

	October 31, 2020			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)			(in months)
Developed technology	$14,481	$1,501	$12,980	59
Customer relationships	3,742	444	3,298	57
Other acquired intangible assets	213	135	78	11
Total	$18,436	$2,080	$16,356

	January 31, 2020			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
	(in thousands)			(in months)
Developed technology	$1,238	$1,067	$171	9
Customer relationships	607	280	327	33
Other acquired intangible assets	121	92	29	9
Total	$1,966	$1,439	$527
Amortization of developed technology, customer relationships, and other acquired intangible assets are recorded within cost of revenue, sales and marketing expense, and research and development expense, respectively, in the condensed consolidated statements of operations. Amortization expense of intangible assets was $0.4 million and $0.1 million during the three months ended October 31, 2020 and October 31, 2019 and $0.6 million and $0.4 million during the nine months ended October 31, 2020 and October 31, 2019, respectively.
The estimated aggregate future amortization expense of intangible assets as of October 31, 2020 is as follows:

Total
(in thousands)
Fiscal 2021 (remaining three months)	$869
Fiscal 2022	3,445
Fiscal 2023	3,350
Fiscal 2024	3,260
Fiscal 2025	3,260
Thereafter	2,172
Total amortization expense	$16,356
The developed technology, customer relationships, and other acquired intangible assets are generally being amortized over 5 years, 5 years, and 1 year, respectively.

Goodwill
Goodwill during the nine months ended October 31, 2020 consisted of the following:

Amounts
(in thousands)
Goodwill as of January 31, 2020	$7,722
Goodwill acquired	75,182
Foreign currency translation	228
Goodwill as of October 31, 2020	$83,132

Accrued Expenses
Accrued expenses consisted of the following:

	October 31, 2020	January 31, 2020
	(in thousands)
Web hosting services	$14,815	$16,367
Other accrued expenses	8,632	7,459
Accrued purchases of property and equipment	8,020	2,789
Accrued marketing	6,003	1,970
Accrued legal and accounting	2,505	1,770
Accrued expenses	$39,975	$30,355
Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following:

	October 31, 2020	January 31, 2020
	(in thousands)
Accrued commissions	$17,794	$15,399
Employee Stock Purchase Plan	14,889	6,560
Accrued payroll and related expenses	13,998	6,680
Accrued bonuses	9,787	8,171
Accrued payroll and benefits	$56,468	$36,810

In April 2020, the Company began deferring payment on its share of payroll taxes owed, as permitted by the CARES Act through December 31, 2020. As of October 31, 2020, the Company had deferred approximately $8.5 million of payroll taxes. These amounts are reflected in “other liabilities, noncurrent ” on the condensed consolidated balance sheet.

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
The Credit Agreement is collateralized by substantially all of the Company’s current and future property, rights, and assets, including, but not limited to, cash, goods, equipment, contractual rights, financial assets, and intangible assets of the Company and its subsidiaries. The Credit Agreement contains covenants limiting the ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The Credit Agreement also contains financial covenants requiring the Company to maintain the year-over-year growth rate of its ordinary course recurring subscription revenue above specified rates and to maintain minimum liquidity at specified levels. The Company was in compliance with the financial covenants as of October 31, 2020. The Credit Agreement contains events of default that include, among others, non-payment of principal, interest, or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, and material judgments.
No amounts were outstanding under the Credit Agreement as of October 31, 2020 and January 31, 2020.
6.    Income Taxes
The Company recognized an income tax expense of $0.5 million and $0.4 million for the three months ended October 31, 2020 and October 31, 2019, respectively, and $1.9 million and $1.7 million for the nine months ended October 31, 2020 and October 31, 2019, respectively. The tax expense for the three and nine months ended October 31, 2020 was primarily attributable to pre-tax foreign earnings. The Company’s effective tax rates of (1.9)% and (1.2)% for the three months ended October 31, 2020 and October 31, 2019, respectively, and (2.7)% and (1.5)% for the nine months ended October 31, 2020 and October 31, 2019, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax rate differences between the United States and foreign countries.
The Company has a full valuation allowance on its U.S. federal and state and its U.K. deferred tax assets. As a result, consistent with the prior year, the Company does not record a tax benefit on these losses because it is more likely than not that the benefit will not be realized. The Company recognized $0.7 million of benefit as a result of the acquisition of Preempt Security (see Note 14) during the three months ended October 31, 2020.
On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), as a response to the economic uncertainty resulting from the global COVID-19 pandemic. The CARES Act did not have a material impact on the Company’s condensed consolidated financial statements for the three and nine months ended October 31, 2020. The Company continues to monitor any effects that may result from the CARES Act.
7.    Leases
Operating Leases
The Company has entered into non-cancelable operating lease agreements with various expiration dates through 2026. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.

Total operating lease costs were $2.7 million and $7.6 million, excluding short-term leases costs and variable lease costs for the three and nine months ended October 31, 2020, respectively. There was no sublease income for the three and nine months ended October 31, 2020. Total lease expense recognized prior to the adoption of Topic 842 were $3.1 million and $7.1 million for the three and nine months ended October 31, 2019, respectively.
For the three and nine months ended October 31, 2020, cash paid for amounts included in the measurement of operating lease liabilities were $2.7 million and $8.1 million, respectively. There were no operating lease liabilities arising from obtaining operating right-of-use assets for the three months ended October 31, 2020. Operating lease liabilities arising from obtaining operating right of-use assets was $6.2 million for the nine months ended October 31, 2020.
As of October 31, 2020, the weighted-average remaining lease term is 4.4 years, and the weighted-average discount rate is 5.9%.
The component of lease costs was as follows:

	Three Months Ended October 31, 2020	Nine Months Ended October 31, 2020
	(in thousands)
Lease cost
Operating lease cost	$2,677	$7,631
Short-term lease cost	492	1,477
Variable lease cost	774	2,128
Total lease cost	$3,943	$11,236
As of October 31, 2020, the Company has not entered into any non-cancelable operating leases with a term greater than 12 months that have not yet commenced.
The maturities of the Company’s non-cancelable operating lease liabilities are as follows:

October 31, 2020
(in thousands)
Fiscal 2021 (remaining three months)	$1,494
Fiscal 2022	11,380
Fiscal 2023	10,838
Fiscal 2024	10,785
Fiscal 2025	9,950
Thereafter	4,158
Total operating lease payments	48,605
Less: imputed interest	(5,953)
Present value of operating lease liabilities	$42,652

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

The fair value of each option was estimated on the date of grant using the following assumptions during the period:

	Nine Months Ended October 31,
	2020	2019
Expected term (in years)	3.17 - 6.05	6.05
Risk-free interest rate	0.2% - 0.4%	2.0% - 2.4%
Expected stock price volatility	35.8% - 37.3%	37.7% - 37.9%
Dividend yield	—%	—%
The following table is a summary of stock option activity for the nine months ended October 31, 2020:

	Number of Shares	Weighted-Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2020	14,689	$5.52
Granted	97	$64.64
Exercised	(5,965)	$3.61
Canceled	(300)	$9.09
Options outstanding at October 31, 2020	8,521	$7.41
Options vested and expected to vest at October 31, 2020	8,521	$7.41
Options exercisable at October 31, 2020	4,421	$4.49
Options outstanding include 482,200 options that were unvested as of October 31, 2020.
The aggregate intrinsic value of options vested and exercisable was $527.6 million and $469.6 million as of October 31, 2020 and January 31, 2020, respectively. The weighted-average remaining contractual term of options vested and exercisable was 6.6 years and 6.7 years as of October 31, 2020 and January 31, 2020, respectively.
The weighted-average grant date fair values of all options granted was $121.00 per share during the three months ended October 31, 2020. No options were granted during the three months ended October 31, 2019. The weighted-average grant date fair values of all options granted was $66.31 and $9.51 per share during the nine months ended October 31, 2020 and October 31, 2019, respectively. The total intrinsic value of all options exercised was $162.4 million and $17.3 million during the three months ended October 31, 2020 and October 31, 2019, respectively, and $516.4 million and $107.0 million during the nine months ended October 31, 2020 and October 31, 2019, respectively.
The aggregate intrinsic value of stock options outstanding as of October 31, 2020 and January 31, 2020 was $992.1 million and $816.3 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 7.1 years and 7.4 years as of October 31, 2020 and January 31, 2020, respectively.
Total unrecognized stock-based compensation expense related to unvested options was $28.5 million as of October 31, 2020. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 1.8 years.
Early Exercise of Employee Options
The 2011 Stock Plan allows for the early exercise of stock options for certain individuals as determined by the Board of Directors. The consideration received for an early exercise of an option is a deposit of the exercise price and the related dollar amount is recorded as a liability for early exercise of unvested stock options in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination or for any reason, including death and disability, at the price paid by the purchaser for such shares. There were no issued shares of common stock related to early exercised stock options for the three and nine months ended October 31, 2020. There were no issued shares of common stock related to early exercised stock options for the three months ended October 31, 2019. During the nine months ended October 31, 2019, the Company issued 1,037,356 shares of common stock related to early exercised stock options. As of October 31, 2020, the number of shares of common stock related to early exercised stock options subject to repurchase was 637,776 shares for $6.2 million. As of January 31, 2020, the number of shares of common stock related to early exercised stock options subject to repurchase was 984,417 shares for $8.7 million. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company includes unvested shares subject to repurchase in the number of shares outstanding in the condensed consolidated statement of redeemable convertible preferred stock and stockholders’ equity.
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
Expense for RSUs that have a service-based vesting condition only are being amortized on a straight-line basis. Expense for RSUs that have both a service-based and a performance-based vesting condition are being amortized under the accelerated attribution method. Total unrecognized stock-based compensation expense related to unvested RSUs was $379.2 million as of October 31, 2020. This expense is expected to be amortized (subject to acceleration or straight-line basis) over a weighted-average vesting period of 2.7 years.
Performance-based Stock Units
Performance-based stock units (“PSUs”) granted under the 2019 Plan are subject to both a service-based vesting condition and a performance-based vesting condition. PSUs will vest upon the achievement of specified performance targets and subject to continued service through the applicable vesting dates. The compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied. During the first quarter of the fiscal year, the Company’s compensation committee approved PSUs for certain employees. The performance goal for the grants primarily related to the revenue growth percentage for the fiscal year ended January 31, 2021. The number of PSUs earned corresponds to the performance period of fiscal year 2021, which can range between 0% and 130% of the target number of shares granted depending on the Company’s actual performance.
Expense for PSUs are being amortized under the accelerated attribution method and may be adjusted over the vesting period based on interim estimates of performance against pre-set objectives. Total unrecognized stock-based compensation expense related to unvested PSUs was $31.8 million as of October 31, 2020. This expense is expected to be amortized over a weighted-average vesting period of 1.6 years.

The following table is a summary of RSU and PSU activities for the nine months ended October 31, 2020:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2020	6,063	$29.82
Granted	4,456	$79.00
Vested	(1,475)	$31.52
Forfeited	(297)	$38.43
RSUs and PSUs outstanding at October 31, 2020	8,747	$54.30
RSUs and PSUs expected to vest at October 31, 2020	8,747	$54.30
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
The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares shall be 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP allows for up to one increase in contribution during each purchase period. If an employee elects to increase his or her contribution, the Company treats this as an accounting modification. The pre- and post-modification fair values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase period. Incremental expense as a result of such modification was $0.8 million and $1.6 million for the three and nine months ended October 31, 2020.
Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued at October 31, 2020 and January 31, 2020 totaled $14.9 million and $6.6 million are included within accrued payroll and benefits in the condensed consolidated balance sheets.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares to be issued under the ESPP for the offering periods beginning in June 2019:

Nine Months Ended October 31,
	2020	2019
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.2% - 2.0%	1.9% - 2.2%
Expected stock price volatility	30.1% - 54.3%	33.0% - 35.7%
Dividend yield	—%	—%

Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Subscription cost of revenue	$3,226	$1,666	$7,856	$3,164
Professional services cost of revenue	1,551	784	3,947	1,531
Sales and marketing	12,811	7,355	35,101	15,511
Research and development	11,771	4,696	25,700	10,353
General and administrative	11,251	7,465	29,357	25,018
Total stock-based compensation expense	$40,610	$21,966	$101,961	$55,577

10.    Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2020		2019		2020		2019
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(in thousands, except percentages)				(in thousands, except percentages)
Channel Partners	$175,837	76%	$88,255	71%	$459,529	75%	$223,152	68%
Direct Customers	56,623	24%	36,864	29%	149,980	25%	106,152	32%
Total revenue	$232,460	100%	$125,119	100%	$609,509	100%	$329,304	100%
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
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service:

	Three Months Ended October 31,				Nine Months Ended October 31,
	2020		2019		2020		2019
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
	(in thousands, except percentages)				(in thousands, except percentages)
United States	$167,741	72%	$92,602	74%	$438,955	72%	$245,055	74%
Europe, Middle East, and Africa	33,192	14%	17,609	14%	86,785	14%	46,029	14%
Asia Pacific	20,551	9%	9,985	8%	53,186	9%	24,828	8%
Other	10,976	5%	4,923	4%	30,583	5%	13,392	4%
Total revenue	$232,460	100%	$125,119	100%	$609,509	100%	$329,304	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the three and nine months ended October 31, 2020 and October 31, 2019.

Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $185.7 million and $103.3 million for the three months ended October 31, 2020 and October 31, 2019, respectively, and $354.5 million and $203.7 million for the nine months ended October 31, 2020 and October 31, 2019, respectively, that were included in the corresponding contract liability balance at the beginning of the period.
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
Changes in deferred revenue were as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	Carrying Amount
	(in thousands)
Beginning Balance	$689,840	$369,762	$571,168	$290,067
Additions to deferred revenue	305,294	202,996	801,015	486,876
Recognition of deferred revenue	(232,460)	(125,119)	(609,509)	(329,304)
Ending Balance	$762,674	$447,639	$762,674	$447,639
Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancelable. Customers typically have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of October 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.07 billion. The Company expects to recognize 73% of the remaining performance obligations in the 12 months following October 31, 2020, with the remainder to be recognized thereafter.
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
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to channel partners, paid upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of 4 years while commissions paid for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of six months and included in sales and marketing expense in the condensed consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the three and nine months ended October 31, 2020 and October 31, 2019, respectively.

The following table summarizes the activity of deferred contract acquisition costs:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)
Beginning balance	$135,023	$75,783	$114,206	$38,765
Adjustment due to adoption of ASU 606	—	—	—	24,306
Capitalization of contract acquisition costs	35,753	27,450	84,741	55,238
Amortization of deferred contract acquisition costs	(16,769)	(9,049)	(44,940)	(24,125)
Ending balance	$154,007	$94,184	$154,007	$94,184

Deferred contract acquisition costs, current	$62,422	$35,924	$62,422	$35,924
Deferred contract acquisition costs, noncurrent	91,585	58,260	91,585	58,260
Total deferred contract acquisition costs	$154,007	$94,184	$154,007	$94,184

11.    Commitments and Contingencies
Purchase Obligations
The Company enters into long-term non-cancelable agreements with providers to purchase data center capacity, such as bandwidth and colocation space, for the Company’s cloud platform. As of October 31, 2020, the Company is committed to spend $117.6 million on such agreements through 2027. These obligations are included in purchase obligations below.
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase products and services such as technology, equipment, office renovations, corporate events, and consulting services. A summary of noncancelable purchase obligations as of October 31, 2020 with expected date of payment is as follows:

Total Commitments
(in thousands)
Fiscal 2021 (remaining three months)	$35,855
Fiscal 2022	81,599
Fiscal 2023	13,929
Fiscal 2024	10,814
Fiscal 2025	3,679
Thereafter	3,741
Total purchase commitments	$149,617
The above table does not reflect additional commitments of $88.4 million of non-cancelable purchase obligations from fiscal year 2022 through fiscal year 2025 in connection with the extension of an existing agreement, which extension was entered into in November 2020 and will be included in the table above in subsequent periods.
Letters of Credit
As of October 31, 2020 and January 31, 2020, the Company had an unused standby letter of credit for $0.4 million and $0.6 million, respectively, securing its headquarters facility in Sunnyvale, California. As of both October 31, 2020 and January 31, 2020, the Company had an unused standby letter of credit for $1.0 million, securing its facility in Austin, Texas.

Litigation

The Company is currently involved in proceedings before the Trademark Trial and Appeal Board (“TTAB”) at the U.S. Patent and Trademark Office (the “USPTO”) regarding its U.S. trademark registrations for “CrowdStrike Falcon” and its U.S. application to register its “Falcon OverWatch” trademark. On November 23, 2016, Fair Isaac Corporation (“FICO”) filed a Petition for Cancellation of the Company’s “CrowdStrike Falcon” trademark registrations and a Notice of Opposition against the Company’s “Falcon OverWatch” trademark application before the USPTO, TTAB. On January 3, 2017, the Company filed answers to both the cancellation and opposition proceedings, and the proceedings thereafter were consolidated. On November 21, 2018, the Company filed a Petition for Partial Cancellation or Amendment of one of FICO’s “Falcon” trademark registrations, and on December 10, 2018, the parties filed a joint request to consolidate the proceedings and adjust the schedule. On January 16, 2019, FICO moved to dismiss the Company’s petition. On July 2, 2019, the TTAB consolidated the proceedings and granted FICO’s motion to dismiss with leave to amend. On July 22, 2019, the Company filed its Amended Petition for Cancellation or Amendment and on August 12, 2019, FICO moved to dismiss the Company’s Amended Petition for Cancellation or Amendment. On January 31, 2020, the TTAB denied the motion to dismiss as to two grounds for partial cancellation and as to the request for amendment, and granted the motion as to a third ground for partial cancellation of one of FICO’s “Falcon” registrations and the claim for abandonment of both of FICO’s “Falcon” trademark registrations, with the right to reassert both claims for relief. On March 18, 2020, the Company filed a motion for leave to file a Second Amended Petition to include a claim for abandonment for two of FICO’s “Falcon” trademark registrations. On August 3, 2020, the TTAB granted the motion for leave to file in part, and set a new schedule for the consolidated proceedings, with trial periods set to begin in May 2021. On August 13, 2020, the Company filed a separate petition to cancel one of FICO’s Falcon trademark registrations, and on August 24, 2020, the Company filed a Second Amended petition for Cancellation or Amendment as to the other FICO Falcon trademark registrations. FICO moved to dismiss these petitions on September 28, 2020. The proceedings are suspended while the TTAB considers the motion. The Company is vigorously defending the case, but given the early stage, although a loss may reasonably be possible, the Company is unable to predict the likelihood of success of FICO’s claims or estimate a loss or a range of loss. As a result, no liability has been recorded as of October 31, 2020 or January 31, 2020.
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
The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. In addition, for its Falcon Complete customers, the Company offers a limited warranty, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. The Company has entered into an insurance policy to cover its potential liability arising from this limited warranty arrangement. To date, the Company has not incurred any material costs because of such obligations and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements.
The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of October 31, 2020 or January 31, 2020.

12.    Geographic Information
The Company’s long-lived assets are composed of property and equipment, net, and operating lease right-of-use assets, are summarized by geographic area as follows:

	October 31, 2020	January 31, 2020
	(in thousands)
United States	$172,610	$125,409
International	28,137	10,669
Total property and equipment, net and operating lease right-of-use assets	$200,747	$136,078
No single country other than the United States represented 10% or more of the Company’s total long-lived assets as of October 31, 2020 or January 31, 2020.
13.    Related Party Transactions
Subscription and Professional Services Revenue from Related Parties
During the three and nine months ended October 31, 2020 and 2019, certain investors and companies with whom the Company’s Board of Directors are affiliated with purchased subscriptions and professional services. The Company recorded revenue from subscriptions and professional services from related parties of $1.1 million and $2.2 million during the three months ended October 31, 2020 and October 31, 2019, respectively, and $3.0 million and $6.8 million during the nine months ended October 31, 2020 and October 31, 2019, respectively. Accounts receivable associated with these related parties were both $0.2 million as of October 31, 2020 and January 31, 2020.
Accounts Payable to Related Parties
The Company purchased goods and services totaling $6.0 million and $0.9 million, respectively, from certain investors and companies with whom its Board of Directors are affiliated with during the three months ended October 31, 2020 and 2019, respectively, and $6.2 million and $2.4 million during the nine months ended October 31, 2020 and 2019, respectively. The accounts payable to such vendors were immaterial as of October 31, 2020 and January 31, 2020.
14.    Acquisitions
On September 30, 2020, the Company acquired 100% of the equity interest of Preempt Security, Inc. (“Preempt Security”), a privately-held Delaware corporation that developed real-time access control and threat prevention (the “Acquisition”). The Acquisition has been accounted for a business combination. The total consideration transferred was $91.2 million which consisted of $87.4 million in cash and $3.8 million representing the fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated, on a preliminary basis, to identified intangible assets, which include developed technology, customer relationships and trade names, of $16.4 million, net tangible assets acquired of $(0.4) million and goodwill of $75.2 million allocated to the Company’s one reporting segment, representing the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The goodwill was primarily attributable to the assembled workforce of Preempt Security, planned growth in new markets and synergies expected to be achieved from the integration of Preempt Security. Goodwill is not deductible for income tax purposes.
Per the terms of the merger agreement with Preempt Security, certain unvested stock options held by Preempt Security employees were canceled and exchanged for replacement stock options under the 2019 Plan. Additionally, certain shares of stock issued pursuant to share-based compensation awards to key employees of Preempt Security were canceled and exchanged for replacement RSUs of the Company, which are subject to future vesting. The portion of the fair value of the replacement equity awards associated with pre-acquisition service of Preempt Security’s employees represented a component of the total purchase consideration. The remaining fair value of these issued awards is subject to the recipients’ continued service with the Company and the achievement of specified performance targets, and thus were excluded from the purchase price. The awards which are subject to continued service will be recognized ratably as stock-based compensation expense over the requisite service period. The awards which are based on specified performance targets will be recognized under the accelerated attribution method. The Company is still finalizing the allocation of the purchase price, which may be subject to change as additional information becomes available.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
	(in thousands)	(in months)
Developed technology	$13,200	60
Customer relationships	3,100	60
Trade names	85	12
Total intangible assets acquired	$16,385

The Company incurred non-consideration acquisition expense of $2.1 million during both the three and nine months ended October 31, 2020. The acquisition costs are recorded in general and administrative expenses on the Company’s condensed consolidated statement of operations.

The results of operations of Preempt Security have been included in the Company’s consolidated financial statements from the date of acquisition. The acquisition of Preempt Security did not have a material impact on the Company’s consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
15.    Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
Class A Common Stock

Net loss attributable to common stockholders	$(20,750)	$(3,602)	$(54,227)	$(9,402)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	185,579	20,703	159,402	10,616

Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.17)	$(0.34)	$(0.89)

Class B Common Stock

Net loss attributable to common stockholders	$(3,781)	$(31,903)	$(19,400)	$(103,969)

Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	33,822	183,393	57,030	117,393

Net loss per share attributable to common stockholders, basic and diluted	$(0.11)	$(0.17)	$(0.34)	$(0.89)
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

	October 31, 2020	October 31, 2019
	(in thousands)
Shares of common stock subject to repurchase from outstanding stock options	638	1,128
RSUs and PSUs subject to future vesting	8,747	6,909
Shares of common stock issuable from stock options	8,521	20,701
Share purchase rights under the employee stock purchase plan	1,131	1,599
Potential common shares excluded from diluted net loss per share	19,037	30,337

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading Special Note Regarding Forward-Looking Statements following the Table of Contents of this Quarterly Report on Form 10-Q. You should review the disclosure under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year end is January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31.
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
We believe we are defining a new category called the Security Cloud, with the power to transform the security industry much the same way the cloud has transformed the customer relationship management, human resources, and service management industries. With our Falcon platform, we created the first multi-tenant, cloud native, intelligent security solution capable of protecting workloads across on-premise, virtualized, and cloud-based environments running on a variety of endpoints such as desktops, laptops, servers, virtual machines, and IoT devices. Our Falcon platform is composed of two tightly integrated proprietary technologies: our easily deployed intelligent lightweight agent and our cloud-based, dynamic graph database called Threat Graph. Our solution benefits from crowdsourcing and economies of scale, which we believe enables our AI algorithms to be uniquely effective. We call this cloud-scale AI. We initially provided intelligence and incident response services while we developed our Falcon platform. In June 2013, we first began providing endpoint detection and response, or EDR, capabilities as a single solution. In February 2017, as we executed on our Falcon platform expansion strategy, we began offering these and additional capabilities as separate cloud modules. This strategic move facilitated new customer adoption and allowed us to further expand within our customer base. Today, we offer 16 cloud modules on our Falcon platform via a SaaS subscription-based model that spans multiple large security markets, including corporate workload security, security and vulnerability management, managed security services, IT operations management, and threat intelligence services. Additionally, with our recent acquisition of Preempt Security, Inc. (“Preempt Security”), we entered the identity protection market.
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

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty, and economic disruption. Thus far, the impact of the pandemic has been modest with some customers, particularly in heavily impacted industries, requesting special billing or payment terms. Our gross retention rate for the third quarter of fiscal 2021 remained consistently high and our dollar-based net retention rate once again exceeded 120 percent as we continued to expand module adoption within new and existing customers. In March 2020, we implemented several measures to help ensure the health and safety of all our employees around the globe including restricting all travel and transitioning 100% of our workforce to be remote. In addition, in response to the uncertain macroeconomic environment, we converted all of our marketable securities to cash and cash equivalents during the three months ended April 30, 2020, and as of October 31, 2020, all of our investments were classified as cash.

We continue to conduct business as usual with modifications to employee travel, employee work locations, customer interactions, and cancellation of certain marketing events, among other things. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. The extent to which the COVID-19 pandemic may impact our longer-term operational and financial performance remains uncertain. Furthermore, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, if at all. The extent of the impact of the COVID-19 pandemic will depend on several factors, including the pace of reopening the economy around the world; the possible resurgence in the spread of the virus; the development cycle of therapeutics and vaccines; the impact on our customers and our sales cycles; the impact on our customer, employee, and industry events; and the effect on our vendors. Please see Part II, Item IA, “Risk Factors” in this Quarterly Report on Form 10-Q for a further description of the material risks we currently face, including the risks related to the COVID-19 pandemic.
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
On September 30, 2020, we acquired Preempt Security, a privately-held Delaware corporation that developed real-time access control and threat prevention technology (the “Acquisition”). The total consideration transferred was $91.2 million which consisted of $87.4 million in cash and $3.8 million representing the fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated, on a preliminary basis, to identified intangible assets, which include developed technology, customer relationships and trade names, of $16.4 million, net tangible assets acquired of $(0.4) million and goodwill of $75.2 million, representing the excess of the purchase price over the fair value of net tangible and intangible assets acquired. With this acquisition, we plan to offer customers enhanced Zero Trust security capabilities and strengthen our Falcon platform with conditional access technology. The addition of Preempt Security’s technology to the Falcon platform will help customers achieve end-to-end visibility and enforcement on identity data.
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
Maintain Customer Retention and Increase Sales. Our ability to increase revenue depends in large part on our ability to retain our existing customers and increase the ARR of their subscriptions. We focus on increasing sales to our existing customers by expanding their deployments to more endpoints and selling additional cloud modules for increased functionality. In February 2017, we transitioned our platform from a single offering into highly-integrated offerings of multiple SKU cloud modules. We initially launched this strategy with our IT hygiene, next-generation antivirus, EDR, managed threat hunting, and intelligence modules. The Falcon Platform has grown to 16 cloud modules that spans multiple large security markets, including corporate workload security, security and vulnerability management, managed security services, IT operations management, and threat intelligence services. Additionally, with our recent acquisition of Preempt Security we entered the identity protection market.
Invest in Growth. We believe that our market opportunity is large and requires us to continue to invest significantly in sales and marketing efforts to further grow our customer base, both domestically and internationally. Our open cloud architecture and single data model have allowed us to rapidly build and deploy new cloud modules, and we expect to continue investing in those efforts to further enhance our technology platform and product functionality. In addition to our ongoing investment in research and development, we may also pursue acquisitions of businesses, technologies, and assets that complement and expand the functionality of our Falcon platform, add to our technology or security expertise, or bolster our leadership position by gaining access to new customers or markets. Furthermore, we expect our general and administrative expenses to increase in dollar amount for the foreseeable future given the additional expenses for accounting, compliance, and investor relations as we grow as a public company.
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
The following table sets forth the number of our subscription customers as of the dates presented:

	As of October 31,
	2020	2019
Subscription customers	8,416	4,561
Year-over-year growth	85%	112%
We added 1,186 net new subscription customers in the three months ended October 31, 2020, including 64 from the acquisition of Preempt Security, for a total of 8,416 subscription customers as of October 31, 2020, representing 85% growth year-over-year.

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
The following table sets forth our ARR as of the dates presented:

	As of October 31,
	2020	2019
	(in thousands)
Annual recurring revenue	$907,391	$501,721
Year-over-year growth	81%	97%
ARR increased 81% year-over-year and grew to $907.4 million as of October 31, 2020, of which $116.8 million was net new ARR added in the three months ended October 31, 2020, including $6.8 million from the acquisition of Preempt Security.
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
Cost of Revenue
Subscription Cost of Revenue. Subscription cost of revenue consists primarily of costs related to hosting our cloud-based Falcon platform in data centers, amortization of our capitalized internal-use software, employee-related costs such as salaries and bonuses, stock-based compensation expense, benefits costs associated with our operations and support personnel, software license fees, property and equipment depreciation, amortization of acquired intangibles, and an allocated portion of facilities and administrative costs.
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
Sales and Marketing. Sales and marketing expenses primarily consist of employee-related expenses such as salaries, commissions, and bonuses. Sales and marketing expenses also include stock-based compensation; expenses related to our Fal.Con customer conference and other marketing events; an allocated portion of facilities and administrative expenses; amortization of acquired intangibles, and cloud hosting and related services costs related to proof of value efforts. We capitalize and amortize sales commissions and any other incremental payments made upon the initial acquisition of a subscription or upsells to existing customers to sales and marketing expense over the estimated customer life, and amortize any such expenses paid for the renewal of a subscription to sales and marketing expense over the term of the renewal.
We expect sales and marketing expenses to increase in dollar amount as we continue to make significant investments in our sales and marketing organization to drive additional revenue, further penetrate the market, and expand our global customer base.

Research and Development. Research and development expenses primarily consist of employee-related expenses such as salaries and bonuses; stock-based compensation; consulting expenses related to the design, development, testing, and enhancements of our subscription services; and an allocated portion of facilities and administrative expenses. Our cloud platform is software-driven, and our research and development teams employ software engineers in the design, and the related development, testing, certification, and support, of these solutions.
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
General and Administrative. General and administrative expenses consist of employee-related expenses such as salaries and bonuses; stock-based compensation; and related expenses for our executive, finance, human resources, and legal organizations. In addition, general and administrative expenses include outside legal, accounting and other professional fees; and an allocated portion of facilities and administrative expenses. We expect to incur additional expenses as a result of operating as a public company. As a result, we expect our general and administrative expenses to increase in dollar amount. However, we anticipate general and administrative expenses to decrease as a percentage of our total revenue over time.
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

Results of Operations
The following tables set forth our condensed consolidated statements of operations for each period presented:

	Three Months Ended October 31,		Change $	Change %	Nine Months Ended October 31,		Change $	Change %
	2020	2019			2020	2019
	(in thousands)				(in thousands)
Revenue
Subscription	$213,530	$114,221	$99,309	87%	$560,008	$297,787	$262,221	88%
Professional services	18,930	10,898	8,032	74%	49,501	31,517	17,984	57%
Total revenue	232,460	125,119	107,341	86%	609,509	329,304	280,205	85%
Cost of revenue
Subscription (1) (2)	49,583	29,221	20,362	70%	130,864	77,858	53,006	68%
Professional services (1)	11,944	8,134	3,810	47%	31,949	20,353	11,596	57%
Total cost of revenue	61,527	37,355	24,172	65%	162,813	98,211	64,602	66%
Gross profit	170,933	87,764	83,169	95%	446,696	231,093	215,603	93%
Operating expenses
Sales and marketing (1) (2)	105,602	68,675	36,927	54%	288,867	190,792	98,075	51%
Research and development (1) (2)	57,539	35,992	21,547	60%	148,600	91,497	57,103	62%
General and administrative (1) (3)	31,951	21,615	10,336	48%	85,955	63,737	22,218	35%
Total operating expenses	195,092	126,282	68,810	54%	523,422	346,026	177,396	51%
Loss from operations	(24,159)	(38,518)	14,359	(37)%	(76,726)	(114,933)	38,207	(33)%
Interest expense	(193)	(132)	(61)	46%	(510)	(297)	(213)	72%
Other income, net	272	3,579	(3,307)	(92)%	5,537	3,523	2,014	57%
Loss before provision for income taxes	(24,080)	(35,071)	10,991	(31)%	(71,699)	(111,707)	40,008	(36)%
Provision for income taxes	(451)	(434)	(17)	4%	(1,928)	(1,664)	(264)	16%
Net loss	$(24,531)	$(35,505)	$10,974	(31)%	$(73,627)	$(113,371)	$39,744	(35)%
___________________________________________
(1)Includes stock-based compensation expense as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Subscription cost of revenue	$3,226	$1,666	$7,856	$3,164
Professional services cost of revenue	1,551	784	3,947	1,531
Sales and marketing	12,811	7,355	35,101	15,511
Research and development	11,771	4,696	25,700	10,353
General and administrative	11,251	7,465	29,357	25,018
Total stock-based compensation expense	$40,610	$21,966	$101,961	$55,577

(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Subscription cost of revenue	$272	$61	$397	$262
Sales and marketing	91	30	153	92
Research and development	9	10	29	31
Total amortization of purchased intangibles	$372	$101	$579	$385
(3)Includes acquisition-related expenses as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
General and administrative	$2,119	$—	$2,119	$—
Total acquisition-related expenses	$2,119	$—	$2,119	$—
The following table presents the components of our condensed consolidated statements of operations as a percentage of total revenue for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	%		%
Revenue
Subscription	92%	91%	92%	90%
Professional services	8%	9%	8%	10%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	21%	23%	21%	24%
Professional services	5%	7%	5%	6%
Total cost of revenue	26%	30%	27%	30%
Gross profit	74%	70%	73%	70%
Operating expenses
Sales and marketing	45%	55%	47%	58%
Research and development	25%	29%	24%	28%
General and administrative	14%	17%	14%	19%
Total operating expenses	84%	101%	86%	105%
Loss from operations	(10)%	(31)%	(13)%	(35)%
Interest expense	—%	—%	—%	—%
Other income, net	—%	3%	1%	1%
Loss before provision for income taxes	(10)%	(28)%	(12)%	(34)%
Provision for income taxes	—%	—%	—%	(1)%
Net loss	(11)%	(28)%	(12)%	(34)%

Comparison of the Three Months Ended October 31, 2020 and 2019
Revenue
The following shows total revenue from subscriptions and professional services for the three months ended October 31, 2020 as compared to the three months ended October 31, 2019:

	Three Months Ended October 31,		Change $	Change %
	2020	2019
	(in thousands)
Subscription	$213,530	$114,221	$99,309	87%
Professional services	18,930	10,898	8,032	74%
Total revenue	$232,460	$125,119	$107,341	86%
Total revenue increased by $107.3 million, or 86%, for the three months ended October 31, 2020, compared to the three months ended October 31, 2019. Subscription revenue accounted for 92% of our total revenue for the three months ended October 31, 2020, and 91% of our total revenue for the three months ended October 31, 2019. Professional services revenue accounted for 8% of our total revenue for the three months ended October 31, 2020, and 9% of our total revenue for the three months ended October 31, 2019.
Subscription revenue increased by $99.3 million, or 87%, for the three months ended October 31, 2020, compared to the three months ended October 31, 2019. This increase was primarily attributable to the addition of new subscription customers, as we increased our customer base by 85% from 4,561 subscription customers as of October 31, 2019 to 8,416 subscription customers as of October 31, 2020. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 32%, 37%, and 31% of total subscription revenue for the three months ended October 31, 2020, respectively. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 39%, 34%, and 27% of total subscription revenue for the three months ended October 31, 2019, respectively.
Professional services revenue increased by $8.0 million, or 74%, for the three months ended October 31, 2020, compared to the three months ended October 31, 2019, which was primarily attributable to an increase in the number of professional service hours performed.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the three months ended October 31, 2020 as compared to the three months ended October 31, 2019:

	Three Months Ended October 31,		Change $	Change %
	2020	2019
	(in thousands)
Subscription	$49,583	$29,221	$20,362	70%
Professional services	11,944	8,134	3,810	47%
Total cost of revenue	$61,527	$37,355	$24,172	65%
Total cost of revenue increased by $24.2 million, or 65%, for the three months ended October 31, 2020, compared to the three months ended October 31, 2019. Subscription cost of revenue increased by $20.4 million, or 70%, for the three months ended October 31, 2020, compared to the three months ended October 31, 2019. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $7.6 million driven by a 76% increase in average headcount, an increase in cloud hosting and related services of $6.8 million driven by increased customer activity, an increase in depreciation of data center equipment of $2.4 million, an increase in stock-based compensation expense of $1.6 million, and an increase in allocated overhead costs of $0.9 million.

Professional services cost of revenue increased by $3.8 million, or 47%, for the three months ended October 31, 2020, compared to the three months ended October 31, 2019. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $3.3 million driven by an increase in average headcount of 52% and an increase in stock-based compensation expense of $0.8 million, partially offset by a $0.3 million decrease in travel related costs due to the fact that, as a result of the COVID-19 pandemic, a majority of our workforce was working remotely and incurred limited travel costs during the quarter.
The following shows gross profit and gross margin for subscriptions and professional services for the three months ended October 31, 2020 as compared to the three months ended October 31, 2019:

	Three Months Ended October 31,		Change $	Change %
	2020	2019
	(in thousands)
Subscription gross profit	$163,947	$85,000	$78,947	93%
Professional services gross profit	6,986	2,764	4,222	153%
Total gross profit	$170,933	$87,764	$83,169	95%

	Three Months Ended October 31,		Change %
	2020	2019
Subscription gross margin	77%	74%	3%
Professional services gross margin	37%	25%	12%
Total gross margin	74%	70%	4%
Subscription gross margin increased by three percentage points for the three months ended October 31, 2020, compared to the three months ended October 31, 2019. This increase was a result of continuing to shift more of our operations from third-party cloud service providers to colocation data centers, renegotiating the terms of a third-party cloud service provider contract, and continued optimization of our software development and our cloud database systems, which has resulted in reduced data center usage. This increase in gross margin was also due to the continued expansion of module adoption by our customer base. As of October 31, 2020, 61% of our customer base had adopted four or more modules and 44% of our customer base had adopted five or more modules. As of October 31, 2019, 52% of our customer base had adopted four or more modules and 31% of our customer base had adopted five or more modules. Our “collect once, reuse many” data strategy means that after the first module is paid for and covers the cost of data storage and most computational costs, each additional subscription module carries a higher margin. We expect gross margin to fluctuate quarter to quarter given the timing of turning on new cloud data centers in new geographies to accommodate increased activity and demand.
Professional services gross margin increased by 12% for the three months ended October 31, 2020, compared to the three months ended October 31, 2019. The increase in professional services gross margin was due to an increase in utilization during the three months ended October 31, 2020 compared to the three months ended October 31, 2019.
Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the three months ended October 31, 2020 as compared to the three months ended October 31, 2019:

	Three Months Ended October 31,		Change $	Change %
	2020	2019
	(in thousands)
Sales and marketing expenses	$105,602	$68,675	$36,927	54%
Sales and marketing expenses increased by $36.9 million, or 54%, for the three months ended October 31, 2020, compared to the three months ended October 31, 2019. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $21.9 million driven by an increase in sales and marketing average headcount of 38%, an increase in marketing programs of $9.7 million due in part to Fal.Con, our annual user conference, being held in the third quarter this year but the fourth quarter last year, an increase in stock-based compensation of $5.5 million, and an increase in allocated overhead costs of $0.9 million, partially offset by a $3.4 million decrease in travel-related costs due to the fact that, as a result of the COVID-19 pandemic, a majority of our workforce was working remotely and incurred limited travel costs during the quarter.
Research and Development
The following shows research and development expenses for the three months ended October 31, 2020 as compared to the three months ended October 31, 2019:

	Three Months Ended October 31,		Change $	Change %
	2020	2019
	(in thousands)
Research and development expenses	$57,539	$35,992	$21,547	60%
Research and development expenses increased by $21.5 million, or 60%, for the three months ended October 31, 2020, compared to the three months ended October 31, 2019. This increase was primarily due to an increase in employee-related expenses of $12.4 million driven by an increase in research and development average headcount of 58%, an increase in stock-based compensation of $7.1 million, an increase in cloud hosting and related costs of $1.6 million, an increase in depreciation of data center equipment of $1.1 million, and an increase in allocated overhead costs of $1.0 million, partially offset by a decrease in expenses related to company events of $1.4 million and a $0.9 million decrease in travel-related costs due to the fact that, as a result of the COVID-19 pandemic, a majority of our workforce was working remotely and incurred limited travel costs during the quarter.
General and Administrative
The following shows general and administrative expenses for the three months ended October 31, 2020 as compared to the three months ended October 31, 2019:

	Three Months Ended October 31,		Change $	Change %
	2020	2019
	(in thousands)
General and administrative expenses	$31,951	$21,615	$10,336	48%
General and administrative expenses increased by $10.3 million, or 48%, for the three months ended October 31, 2020, compared to the three months ended October 31, 2019. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation of $3.8 million, an increase in employee related expenses of $3.6 million driven by an increase in general and administrative average headcount of 61%, an increase in third party consulting costs of $2.2 million, driven primarily by acquisition related expenses, and an increase in accounting expenses of $0.5 million.
Interest Expense and Other Income, Net
The following shows Interest expense and Other income, net, for the three months ended October 31, 2020 as compared to the three months ended October 31, 2019:

	Three Months Ended October 31,		Change $	Change %
	2020	2019
	(in thousands)
Interest expense	$(193)	$(132)	$(61)	46%
Other income, net	$272	$3,579	$(3,307)	(92)%
Interest expense consists of the amortization of debt issuance costs related to our revolving credit facility as discussed in Note 5 of our condensed consolidated financial statements.
Other income, net, was $0.3 million for the three months ended October 31, 2020 compared to $3.6 million for the three months ended October 31, 2019. This decrease of $3.3 million was driven primarily by a decrease in interest income of $3.5 million due to our having liquidated our portfolio of marketable securities during the first quarter of fiscal 2021 in response to the economic uncertainty surrounding the COVID-19 pandemic.

Provision for Income Taxes
The following shows the provision for income taxes for the three months ended October 31, 2020 as compared to the three months ended October 31, 2019:

	Three Months Ended October 31,		Change $	Change %
	2020	2019
	(in thousands)
Provision for income taxes	$(451)	$(434)	$(17)	4%
The increase in provision for income taxes during the three months ended October 31, 2020 compared to the three months ended October 31, 2019 was primarily due to higher taxes paid in foreign tax jurisdictions, offset by a $0.7 million benefit from the acquisition of Preempt Security.
Comparison of the Nine Months Ended October 31, 2020 and 2019
Revenue
The following shows total revenue from subscriptions and professional services for the nine months ended October 31, 2020 as compared to the nine months ended October 31, 2019:

	Nine Months Ended October 31,		Change $	Change %
	2020	2019
	(in thousands)
Subscription	$560,008	$297,787	$262,221	88%
Professional services	49,501	31,517	17,984	57%
Total revenue	$609,509	$329,304	$280,205	85%
Total revenue increased by $280.2 million, or 85%, for the nine months ended October 31, 2020, compared to the nine months ended October 31, 2019. Subscription revenue accounted for 92% of our total revenue for the nine months ended October 31, 2020, and 90% of our total revenue for the nine months ended October 31, 2019. Professional services revenue accounted for 8% of our total revenue for the nine months ended October 31, 2020, and 10% of our total revenue for the nine months ended October 31, 2019.
Subscription revenue increased by $262.2 million, or 88%, for the nine months ended October 31, 2020, compared to the nine months ended October 31, 2019. This increase was primarily attributable to the addition of new subscription customers, as we increased our customer base by 85% from 4,561 subscription customers as of October 31, 2019 to 8,416 subscription customers as of October 31, 2020. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 33%, 35%, and 32% of total subscription revenue for the nine months ended October 31, 2020, respectively. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 40%, 32%, and 28% of total subscription revenue for the nine months ended October 31, 2019, respectively.
Professional services revenue increased by $18.0 million, or 57%, for the nine months ended October 31, 2020, compared to the nine months ended October 31, 2019, and was primarily attributable to an increase in the number of professional service hours performed.

Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the nine months ended October 31, 2020 as compared to the nine months ended October 31, 2019:

	Nine Months Ended October 31,		Change $	Change %
	2020	2019
	(in thousands)
Subscription	$130,864	$77,858	$53,006	68%
Professional services	31,949	20,353	11,596	57%
Total cost of revenue	$162,813	$98,211	$64,602	66%
Total cost of revenue increased by $64.6 million, or 66%, for the nine months ended October 31, 2020, compared to the nine months ended October 31, 2019. Subscription cost of revenue increased by $53.0 million, or 68%, for the nine months ended October 31, 2020, compared to the nine months ended October 31, 2019. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $19.2 million driven by a 82% increase in average headcount, an increase in cloud hosting and related services of $17.7 million driven by increased customer activity, an increase in depreciation of data center equipment of $5.8 million, an increase in stock-based compensation expense of $4.7 million, an increase in allocated overhead costs of $3.3 million, an increase in the amortization of internal use software of $1.1 million, and an increase in employee health insurance expense of $1.0 million.
Professional services cost of revenue increased by $11.6 million, or 57%, for the nine months ended October 31, 2020, compared to the nine months ended October 31, 2019. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $8.7 million driven by an increase in average headcount of 47% and an increase in stock-based compensation expense of $2.4 million.
The following shows gross profit and gross margin for subscriptions and professional services for the nine months ended October 31, 2020 as compared to the nine months ended October 31, 2019:

	Nine Months Ended October 31,		Change $	Change %
	2020	2019
	(in thousands)
Subscription gross profit	$429,144	$219,929	$209,215	95%
Professional services gross profit	17,552	11,164	6,388	57%
Total gross profit	$446,696	$231,093	$215,603	93%

	Nine Months Ended October 31,		Change %
	2020	2019
Subscription gross margin	77%	74%	3%
Professional services gross margin	35%	35%	0%
Total gross margin	73%	70%	3%
Subscription gross margin increased by three percentage points for the nine months ended October 31, 2020, compared to the nine months ended October 31, 2019. This increase was a result of continuing to shift more of our operations from third-party cloud service providers to colocation data centers, renegotiating the terms of a third-party cloud service provider contract, and continued optimization of our software development and our cloud database systems, which has resulted in reduced data center usage. This increase in gross margin was also due to the continued expansion of module adoption by our customer base. As of October 31, 2020, 61% of our customer base had adopted four or more modules and 44% of our customer base had adopted five or more modules. As of October 31, 2019, 52% of our customer base had adopted four or more modules and 31% of our customer base had adopted five or more modules. Our “collect once, reuse many” data strategy means that after the first module is paid for and covers the cost of data storage and most computational costs, each additional subscription module carries a higher margin. We expect gross margin to fluctuate quarter to quarter given the timing of turning on new cloud data centers in new geographies to accommodate increased activity and demand.

Professional services gross margin remained the same for the nine months ended October 31, 2020, compared to the nine months ended October 31, 2019.
Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the nine months ended October 31, 2020 as compared to the nine months ended October 31, 2019:

	Nine Months Ended October 31,		Change $	Change %
	2020	2019
	(in thousands)
Sales and marketing expenses	$288,867	$190,792	$98,075	51%
Sales and marketing expenses increased by $98.1 million, or 51%, for the nine months ended October 31, 2020, compared to the nine months ended October 31, 2019. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $58.5 million driven by an increase in sales and marketing average headcount of 44%, an increase in stock-based compensation of $19.6 million, an increase in marketing programs of $16.3 million due in part to Fal.Con, our annual user conference, being held in the third quarter this year and the fourth quarter last year, an increase in allocated overhead costs of $4.9 million, an increase in company events of $1.6 million, and increase in employee health insurance expense of $1.4 million, and an increase in contract labor costs of $1.3 million, partially offset by a $8.9 million decrease in travel-related costs due to the fact that, as a result of the COVID-19 pandemic, a majority of our workforce was working remotely and incurred limited travel costs during the nine months ended October 31, 2020.
Research and Development
The following shows research and development expenses for the nine months ended October 31, 2020 as compared to the nine months ended October 31, 2019:

	Nine Months Ended October 31,		Change $	Change %
	2020	2019
	(in thousands)
Research and development expenses	$148,600	$91,497	$57,103	62%
Research and development expenses increased by $57.1 million, or 62%, for the nine months ended October 31, 2020, compared to the nine months ended October 31, 2019. This increase was primarily due to an increase in employee-related expenses of $31.4 million driven by an increase in research and development average headcount of 57%, an increase in stock-based compensation of $15.3 million, an increase in cloud hosting and related costs of $5.7 million, an increase in allocated overhead costs of $3.8 million, an increase in depreciation of data center equipment of $2.7 million, and an increase in employee health insurance expense of $1.1 million, partially offset by a $2.4 million decrease in travel-related costs due to the fact that, as a result of the COVID-19 pandemic, a majority of our workforce was working remotely and incurred limited travel costs during the nine months ended October 31, 2020, and a decrease in expenses related to company events of $1.8 million.
General and Administrative
The following shows general and administrative expenses for the nine months ended October 31, 2020 as compared to the nine months ended October 31, 2019:

	Nine Months Ended October 31,		Change $	Change %
	2020	2019
	(in thousands)
General and administrative expenses	$85,955	$63,737	$22,218	35%

General and administrative expenses increased by $22.2 million, or 35%, for the nine months ended October 31, 2020, compared to the nine months ended October 31, 2019. The increase in general and administrative expenses was primarily due an increase in employee-related expenses of $9.8 million driven by an increase in general and administrative average headcount of 63%, an increase in stock-based compensation expense of $4.3 million, an increase in corporate insurance expense of $2.2 million due to an increase in directors and officers insurance as a result of being a public company, an increase in overhead costs of $1.7 million, an increase in contract labor and consulting expense of $1.5 million primarily due to acquisition related expense, an increase in accounting expenses of $1.4 million, an increase in legal expenses of $1.2 million, and an increase in business taxes and license fees of $1.0 million, partially offset by a decrease in expenses related to company events of $1.0 million and a decrease of $0.6 million in travel-related costs due to the fact that, as a result of the COVID-19 pandemic, a majority of our workforce was working remotely and incurred limited travel costs during the nine months ended October 31, 2020.
Interest Expense and Other Income, Net
The following shows Interest expense and Other income, net, for the nine months ended October 31, 2020 as compared to the nine months ended October 31, 2019:

	Nine Months Ended October 31,		Change $	Change %
	2020	2019
	(in thousands)
Interest expense	$(510)	$(297)	$(213)	72%
Other income, net	$5,537	$3,523	$2,014	57%
Interest expense consists of the amortization of debt issuance costs related to our revolving credit facility as discussed in Note 5 of our condensed consolidated financial statements.
Other income, net, was $5.5 million for the nine months ended October 31, 2020 compared to $3.5 million for the nine months ended October 31, 2019. This increase of $2.0 million was driven primarily by a decrease in expense related to the fair value of redeemable convertible preferred stock warrants of $6.0 million as the warrants were converted into common stock upon our IPO in June 2019, and an increase in realized gain on marketable securities of $1.3 million due to our having liquidated our portfolio of marketable securities during the first quarter of fiscal 2021 in response to the economic uncertainty surrounding the COVID-19 pandemic, partially offset by a decrease in interest income of $3.8 million due to lower prevailing rates in the first three quarters of fiscal 2021 compared to the first three quarters of fiscal 2020 and a decrease in income from a legal settlement of $1.3 million which occurred during the nine months ended October 31, 2019.
Provision for Income Taxes
The following shows the provision for income taxes for the nine months ended October 31, 2020 as compared to the nine months ended October 31, 2019:

	Nine Months Ended October 31,		Change $	Change %
	2020	2019
	(in thousands)
Provision for income taxes	$(1,928)	$(1,664)	$(264)	16%
The increase in the provision for income taxes of $0.3 million during the nine months ended October 31, 2020 compared to the nine months ended October 31, 2019 was primarily due to higher taxes paid in foreign jurisdictions partially offset by a $0.7 million benefit from the acquisition of Preempt Security.

Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial measures, may be helpful to investors because such measures provide consistency and comparability with past financial performance and, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In particular, free cash flow is not a substitute for cash used in operating activities. Additionally, the utility of free cash flow as a measure of our financial performance and liquidity is further limited as it does not represent the total increase or decrease in our cash balance for a given period. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures and not rely on any single financial measure to evaluate our business.
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
The following table presents a reconciliation of our non-GAAP subscription gross profit to our GAAP subscription gross profit and of our non-GAAP subscription gross margin to our GAAP subscription gross margin as of the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
GAAP subscription revenue	$213,530	$114,221	$560,008	$297,787

GAAP subscription gross profit	$163,947	$85,000	$429,144	$219,929
Add: Stock-based compensation expense	3,226	1,666	7,856	3,164
Add: Amortization of acquired intangible assets	272	61	397	262
Non-GAAP subscription gross profit	$167,445	$86,727	$437,397	$223,355

GAAP subscription gross margin	77%	74%	77%	74%

Non-GAAP subscription gross margin	78%	76%	78%	75%
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

The following table presents a reconciliation of our non-GAAP income (loss) from operations to our GAAP loss from operations and our non-GAAP operating margin to our GAAP operating margin as of the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Total revenue	$232,460	$125,119	$609,509	$329,304

GAAP loss from operations	$(24,159)	$(38,518)	$(76,726)	$(114,933)
Add: Stock-based compensation expense	40,610	21,966	101,961	55,577
Add: Amortization of acquired intangible assets	372	101	579	385
Add: Acquisition-related expenses	2,119	—	2,119	—
Non-GAAP income (loss) from operations	$18,942	$(16,451)	$27,933	$(58,971)

GAAP operating margin	(10)%	(31)%	(13)%	(35)%

Non-GAAP operating margin	8%	(13)%	5%	(18)%
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
The following table presents a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Total revenue	$232,460	$125,119	$609,509	$329,304

Net cash provided by operating activities	88,501	38,635	242,103	33,836
Less: Purchases of property and equipment	(9,911)	(29,689)	(40,245)	(66,848)
Less: Capitalized internal-use software	(2,495)	(1,898)	(6,345)	(5,208)
Free cash flow	$76,095	$7,048	$195,513	$(38,220)

Net cash provided by (used in) investing activities	$(98,375)	$(27,262)	$512,728	$(57,516)
Net cash provided by (used in) financing activities	$5,171	$(968)	$39,606	$678,834

Net cash provided by operating activities as a percentage of revenue	38%	31%	40%	10%
Less: Purchases of property and equipment as a percentage of revenue	(4)%	(24)%	(7)%	(20)%
Less: Capitalized internal-use software as a percentage of revenue	(1)%	(2)%	(1)%	(2)%
Free cash flow margin	33%	6%	32%	(12)%

Liquidity and Capital Resources
In June 2019, upon completion of our IPO, we received net proceeds of $659.2 million, after deducting underwriters’ discounts and commissions and offering expenses of $44.8 million.
As of October 31, 2020, we had cash and cash equivalents, consisting of highly liquid money market funds, of $1.06 billion. During the first quarter of fiscal 2021, we liquidated our entire portfolio of marketable securities largely in response to the global economic uncertainty in conjunction with the COVID-19 pandemic. This resulted in the recognition of a realized gain of $1.3 million.
Since our inception, we have generated operating losses, as reflected in our accumulated deficit of $711.1 million as of October 31, 2020. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to continue to make, particularly in sales and marketing and research and development. As a result, we may require additional capital resources to execute strategic initiatives to grow our business.
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2020, we had deferred revenue of $762.7 million, of which $579.7 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended October 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$242,103	$33,836
Net cash provided by (used in) investing activities	512,728	(57,516)
Net cash provided by financing activities	39,606	678,834
Operating Activities
Net cash provided by operating activities during the nine months ended October 31, 2020 was $242.1 million, which resulted from a net loss of $73.6 million, adjusted for non-cash charges of $182.1 million and net cash inflow of $133.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $102.0 million in stock-based compensation expense, $44.9 million of amortization of deferred contract acquisition costs, $27.7 million of depreciation and amortization, and $7.7 million of non-cash operating lease costs. The net cash inflow from changes in operating assets and liabilities was primarily due to a $189.6 million increase in deferred revenue, a $18.7 million increase in accrued payroll and benefits, a $7.9 million increase in other liabilities and a $6.6 million increase in accounts payable, partially offset by $84.7 million increase in deferred contract acquisition costs and a $6.2 million increase in accounts receivable.
Net cash provided by operating activities during the nine months ended October 31, 2019 was $33.8 million, which resulted from a net loss of $113.4 million, adjusted for non-cash charges of $101.5 million and net cash inflow of $45.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $55.6 million in stock-based compensation expense, $24.1 million of amortization of deferred contract acquisition costs, $16.0 million of depreciation and amortization, and $6.0 million due to the change in the fair value of our redeemable convertible preferred stock warrant liability. The net cash inflow from changes in operating assets and liabilities was primarily due to a $157.2 million increase in deferred revenue, partially offset by a $55.2 million increase in deferred contract acquisition costs, a $53.6 million increase in accounts receivable, and a $19.9 million increase in prepaid expenses and other assets.

Investing Activities
Net cash provided by investing activities during the nine months ended October 31, 2020 of $512.7 million was primarily due to the sale of marketable securities of $639.6 million and the maturities of marketable securities of $91.6 million, partially offset by a business acquisition, net of cash acquired, of $85.5 million, purchases of marketable securities of $84.9 million, purchases of property and equipment of $40.2 million, and capitalized internal-use software of $6.3 million.
Net cash used in investing activities during the nine months ended October 31, 2019 of $57.5 million was primarily due to purchases of marketable securities of $187.7 million and purchases of property and equipment of $66.8 million, partially offset by maturities of marketable securities of $197.8 million.
Financing Activities
Net cash provided by financing activities of $39.6 million during the nine months ended October 31, 2020 was primarily due to proceeds from the exercise of stock options of $21.5 million and proceeds from employee stock purchase plan of $17.3 million.
Net cash provided by financing activities of $678.8 million during the nine months ended October 31, 2019 was primarily due to our IPO. On June 14, 2019, we closed our IPO in which we sold 20,700,000 shares of Class A common stock. The shares were sold at a public offering price of $34.00 per share for net proceeds of $665.1 million, after deducting underwriters’ discounts and commissions, but before deducting offering expenses. In addition, there were proceeds from the exercise of stock options of $19.6 million during the nine months ended October 31, 2019.
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
The Credit Agreement is collateralized by substantially all of our current and future property, rights, and assets, including, but not limited to, cash, goods, equipment, contractual rights, financial assets, and intangible assets of the Company and our subsidiaries. The Credit Agreement contains covenants limiting our ability to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions. The Credit Agreement also contains financial covenants requiring us to maintain the year-over-year growth rate of our ordinary course recurring subscription revenue above specified rates and to maintain minimum liquidity at specified levels. The Credit Agreement also contains events of default that include, among others, non-payment of principal, interest, or fees, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, and material judgments. We were in compliance with all covenants under the Credit Agreement as of October 31, 2020.
No amounts were outstanding under the Credit Agreement as of October 31, 2020.

Strategic Investments
In July 2019, we agreed to commit up to $10.0 million to a newly formed entity, CrowdStrike Falcon Fund LLC (“Falcon Fund”), in exchange for 50% of the sharing percentage of any distribution by Falcon Fund. Additionally, entities associated with Accel, a holder of more than 5% of our capital stock, also agreed to commit up to $10.0 million to Falcon Fund and collectively own the remaining 50% of the sharing percentage of Falcon Fund. Falcon Fund is in the business of purchasing, selling, investing and trading in minority equity and convertible debt securities of privately-held companies that develop applications that have potential for substantial contribution to CrowdStrike and its platform. Falcon Fund has a duration of ten years which may be extended for three additional years. At dissolution, Falcon Fund will be liquidated and the remaining assets will be distributed to the investors based on their sharing percentage. As of October 31, 2020, we had contributed $2.5 million to Falcon Fund.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of October 31, 2020 and the fiscal years in which these obligations are due:

	Total	2021	2022	2023	2024	2025	Thereafter
	(in thousands)
Real estate arrangements(1)	$48,605	$1,494	$11,380	$10,838	$10,785	$9,950	$4,158
Data center commitments(2)	117,550	22,501	66,185	10,829	10,628	3,666	3,741
Other purchase obligations(3)	32,067	13,354	15,414	3,100	186	13	—
Total	$198,222	$37,349	$92,979	$24,767	$21,599	$13,629	$7,899
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
The above table does not reflect additional commitments of $88.4 million of non-cancelable purchase obligations from fiscal year 2022 through fiscal year 2025 in connection with the extension of an existing agreement, which extension was entered into in November 2020 and will be included in the table above in subsequent periods.
Indemnification
Our subscription agreements contain standard indemnification obligations. Pursuant to these agreements, we will indemnify, defend, and hold the other party harmless with respect to a claim, suit, or proceeding brought against the other party by a third party alleging that our intellectual property infringes upon the intellectual property of the third party, or results from a breach of our representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. Typically, these indemnification provisions do not provide for a maximum potential amount of future payments we could be required to make. However, in the past we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheet as of October 31, 2020 or January 31, 2020.

We also indemnify our officers and directors for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited. However, our director and officer insurance policy limits our exposure and enables us to recover a portion of any future amounts paid. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheet as of October 31, 2020 or January 31, 2020.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based upon our financial statements and notes to our financial statements, which were prepared in accordance with GAAP. The preparation of the financial statements requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our management evaluates our estimates on an ongoing basis, including those related to the allowance for doubtful accounts, the carrying value and useful lives of long-lived assets, the fair value of financial instruments, the recognition and disclosure of contingent liabilities, stock-based compensation, and the fair value of assets acquired and liabilities assumed for business combinations. We base our estimates and judgments on our historical experience, knowledge of factors affecting our business and our belief as to what could occur in the future considering available information and assumptions that are believed to be reasonable under the circumstances.
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
Our significant accounting policies are more fully described in Note 2 to our condensed consolidated financial statements. Our critical accounting policies and our more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, filed with the SEC on March 23, 2020, and there have been no significant changes to these policies for the nine months ended October 31, 2020, except in regards to our adoption of ASC 842 as discussed below.
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
Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice the entire amount at contract signing prior to commencement of subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. As of October 31, 2020, we had backlog of approximately $310.5 million. Of this amount, approximately $101.9 million is not reasonably expected to be billed in the next twelve months. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
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
Employees

As of October 31, 2020, we had 3,163 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We may be required to comply with the terms of these collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
JOBS Act Accounting Election
We are an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. In particular, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period and, as a result, we may not adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies until required by private company accounting standards.

On the last business day of our second quarter in 2020, the aggregate market value of our shares held by non-affiliate stockholders exceeded $700 million. As a result, as of January 31, 2021, we will be considered a large accelerated filer as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act,, and we will cease to be an emerging growth company as defined in the JOBS Act. We will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of our internal control over financial reporting.
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in corporate debt securities and money market funds. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of October 31, 2020, we had cash and cash equivalents of $1.06 billion and no marketable securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, the effect of a hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our portfolio as of October 31, 2020. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Risk
To date, all of our sales contracts have been denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Australian Dollar, and Euro. The functional currency of our foreign subsidiaries is that country’s local currency. Foreign currency transaction gains and losses are recorded to Other income, net. During the nine months ended October 31, 2020 foreign currency exchange rate gain recorded to Other comprehensive income (loss) was $0.9 million. A hypothetical 10% decrease in the U.S. dollar against other currencies would have resulted in an increase in operating loss of approximately $11.6 million for the nine months ended October 31, 2020. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2020. Based on the evaluation of our disclosure controls and procedures as of October 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Refer to Note 11 – Commitments and Contingencies in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Adverse global economic conditions like the ones we are currently experiencing because of the COVID-19 pandemic and uncertain conditions in the credit markets have created, and in the future may increase, risk to our financial outlook.
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
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from 910 employees as of January 31, 2018, to 3,163 employees as of October 31, 2020. Although we have experienced rapid growth historically, we may not sustain our current growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in evolving industries, including market acceptance of our Falcon platform, adding new customers, intense competition, and our ability to manage our costs and operating expenses. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced net losses of $135.5 million, $140.1 million, and $141.8 million for fiscal 2018, fiscal 2019, and fiscal 2020, respectively. As of October 31, 2020, we had an accumulated deficit of $711.1 million. While we have experienced significant growth in revenue in recent periods, we cannot assure you when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our total revenue or improvements in our results of operations. In addition to the anticipated costs to grow our business, we also expect to incur significant additional legal, accounting, and other expenses as a newly public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.

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
To expand our customer base, we need to convince potential customers to allocate a portion of their discretionary budgets to purchase our Falcon platform. Our sales efforts often involve educating our prospective customers about the uses and benefits of our Falcon platform. Enterprises and governments that use legacy security products, such as signature-based or malware-based products, firewalls, intrusion prevention systems, and antivirus, for their IT security may be hesitant to purchase our Falcon platform if they believe that these products are more cost effective, provide substantially the same functionality as our Falcon platform or provide a level of IT security that is sufficient to meet their needs. We may have difficulty convincing prospective customers of the value of adopting our solution. Even if we are successful in convincing prospective customers that a cloud native platform like ours is critical to protect against cyberattacks, they may not decide to purchase our Falcon platform for a variety of reasons, some of which are out of our control. For example, any deterioration in general economic conditions, including a downturn due to the outbreak of diseases such as COVID-19, may cause our current and prospective customers to cut their overall security and IT operations spending, and such cuts may fall disproportionately on cloud-based security solutions like ours. Economic weakness, customer financial difficulties, and constrained spending on security and IT operations may result in decreased revenue, reduced sales, lengthened sales cycles, increased churn, lower demand for our products, and adversely affect our results of operations and financial conditions. Additionally, if the incidence of cyberattacks were to decline, or be perceived to decline, or if organizations adopt endpoints that use operating systems we do not adequately support, our ability to attract new customers and expand sales of our solutions to existing customers could be adversely affected. If organizations do not continue to adopt our Falcon platform, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations, and financial condition would be harmed.

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

We derived approximately 17%, 23%, 26%, and 28% of our total revenue from our international customers for fiscal 2018, fiscal 2019, fiscal 2020, and the nine months ended October 31, 2020, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:

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

•compliance with anti-bribery laws, including, without limitation, compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA the U.S. Travel Act and the UK Bribery Act 2010, or Bribery Act, violations of which could lead to significant fines, penalties, and collateral consequences for our company;

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

We are subject to federal, state, and local income, sales, and other taxes in the United States and income, withholding, transaction, and other taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination may be uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have an adverse effect on our results of operations or cash flows in the period or periods for which a determination is made.

Risks Related to Intellectual Property, Legal, and Regulatory Matters
The success of our business depends in part on our ability to protect and enforce our intellectual property rights.
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
Personal privacy, data protection, information security, telecommunications regulations, and other laws applicable to specific categories of information are significant issues in the United States, Europe and in other jurisdictions where we offer our solutions. The data that we collect, analyze, and store is subject to a variety of laws and regulations, including regulation by various government agencies. The U.S. federal government, and various state and foreign governments, have adopted or proposed limitations on the collection, distribution, use, and storage of certain categories of information, such as personally identifiable information of individuals, health information, and other sector-specific types of data, including the Federal Trade Commission, the Electronic Communication Privacy Act, Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act, and the Gramm Leach Bliley Act. Laws and regulations outside the United States, and particularly in Europe, often are more restrictive than those in the United States. Such laws and regulations may require companies to implement privacy and security policies, permit customers to access, correct, and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personally identifiable information for certain purposes. In addition, some foreign governments require that any information of certain categories, such as financial or personally identifiable information collected in a country not be disseminated outside of that country. We also may find it necessary or desirable to join industry or other self-regulatory bodies or other information security or data protection-related organizations that require compliance with their rules pertaining to information security and data protection. We also may be bound by additional, more stringent contractual obligations relating to our collection, use and disclosure of personal, financial, and other data.
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
The implementation of the GDPR has led other jurisdictions to either amend, or propose legislation to amend their existing data privacy and cybersecurity laws to resemble all or a portion of the requirements of the GDPR (e.g., for purposes of having an adequate level of data protection to facilitate data transfers from the EU) or enact new laws to do the same. Accordingly, the challenges we face in the EU will likely also apply to other jurisdictions outside the EU that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity. For example, on June 28, 2018, California adopted the California Consumer Privacy Act of 2018, or CCPA, which went into effect on January 1, 2020, with enforcement commencing on July 1, 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it contains a number of provisions similar to certain provisions of the GDPR. In addition, the California Privacy Rights Act of 2020, or the CPRA was passed by California voters in November 2020. The CPRA amends the CCPA by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities. The majority of the CPRA provisions will take effect on January 1, 2023. The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as other states or the federal government may follow California’s lead and increase protections for U.S. residents. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.
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
We are also subject to FCPA, Bribery Act, and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries, and other third parties from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. We leverage third parties, including intermediaries, agents, and channel partners, to conduct our business in the U.S. and abroad, to sell subscriptions to our Falcon platform and to collect information about cyber threats. We and these third-parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, agents, intermediaries, and other third parties, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with FCPA, Bribery Act and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws, we cannot assure you that they will be effective, or that all of our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties have taken, or will not take actions, in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Any investigations, actions or sanctions could harm our reputation, business, results of operations and financial condition.
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
We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our business and reputation. We offer our Falcon Complete customers a limited warranty, subject to certain conditions, and our potential liability under this warranty is provided by our insurance carrier to us. Any failure or refusal of our insurance providers to provide the expected insurance benefits to us after we have paid the warranty claims would cause us to incur significant expense or cause us to cease offering this warranty which could damage our reputation, cause us to lose customers, expose us to liability claims by our customers, negatively impact our sales and marketing efforts, and have an adverse effect on our business, financial condition and results of operations.
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
Sales of a substantial number of shares of our Class A common stock in the public market, including shares of Class A stock that have been converted from shares of Class B common stock, and particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock. As of November 30, 2020, we had 188,279,983 shares of Class A common stock outstanding and 32,983,756 shares of Class B common stock outstanding.
All of the shares of Class A common stock sold in our initial public offering are freely tradable without restrictions or further registration under the Securities Act, except for any shares held by our affiliates as defined in Rule 144 under the Securities Act.
In addition, certain holders of our Class B common stock are entitled to rights with respect to registration of these shares under the Securities Act pursuant to our amended and restated registration rights agreement. If these holders of our Class B common stock, by exercising their registration rights, sell a large number of shares, they could adversely affect the market price for our Class A common stock.
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
Our Class B common stock has 10 votes per share, and our Class A common stock has one vote per share. The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who held our capital stock (or options or other securities convertible into or exercisable for our capital stock) prior to our initial public offering, including our executive officers, employees, directors, principal stockholders, and their affiliates, which will limit your ability to influence the outcome of matters submitted to our stockholders for approval, including the election of our directors and the approval of any change in control transaction. Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, which will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.

As of October 31, 2020, our executive officers, directors, one of our current stockholders and its respective affiliates held, in aggregate, 62% of the voting power of our outstanding capital stock. Furthermore, one of our current stockholders and its respective affiliates held, in aggregate, 26% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders, including those who purchased shares in our initial public offering, oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale or other liquidity event and might ultimately affect the market price of our common stock.
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
General Risk Factors
The requirements of being a public company may strain our resources, divert managements’ attention, and if we fail to maintain an effective system of internal controls, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.
As a new public company, we recently became subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of Nasdaq. We expect that the requirements of these rules and regulations will increase our legal, accounting and financial compliance costs; make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure information required to be disclosed by us in our financial statements and in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.
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
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services or technologies. For example, we recently acquired Preempt Security, Inc. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner in the future is not guaranteed. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, including our acquisition of Preempt Security, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we complete could be viewed negatively by our end-customers or investors. In addition, our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees or customers. If we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition and the market price of our Class A common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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
•financial reporting, revenue recognition or other financial or control deficiencies of the acquired company that we do not adequately address and that cause our reported results to be incorrect;
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
As of January 31, 2020, we had aggregate U.S. federal and California net operating loss carryforwards of $652.9 million and $82.0 million, respectively, which may be available to offset future taxable income for income tax purposes. If not utilized, the federal and California net operating loss carryforwards will begin to expire in 2031. As of January 31, 2020, we had net operating loss carryforwards for other states of $406.1 million that will begin to expire in 2023. As of January 31, 2020, we had federal and California research and development credit carryforwards of $19.9 million and $4.9 million, respectively. The federal research and development credit carryforwards will begin to expire in 2031, and the California carryforwards are carried forward indefinitely. Realization of these net operating loss and research and development credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results of operations.
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
On September 30, 2020, we agreed to issue up to $5.3 million of shares of our Class A common stock, subject to service-based vesting and other conditions, to certain individual stockholders of Preempt Security in connection with our acquisition of Preempt Security. The transaction was exempt from registration under Section 4(a)(2) of the Securities Act.

Use of Proceeds from Public Offering of Common Stock
There were no purchases of shares of our common stock during the nine months ended October 31, 2020. On June 11, 2019, the SEC declared our registration statement on Form S-1 (File No. 333-231461) for our IPO effective. There have been no material changes in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on June 13, 2019.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38933	3.1	6/14/2019
3.2	Bylaws of the Registrant, as currently in effect.	8-K	001-38933	3.2	6/14/2019
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document
_______________________________________
*The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of CrowdStrike Holdings, Inc.’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, California, on the day of December 3, 2020.

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere Chief Financial Officer (Principal Financial Officer)

By:	/s/ Abhishek Maheshwari
Abhishek Maheshwari Chief Accounting Officer (Principal Accounting Officer)