Form 10-Q
period 2021-04-30
CrowdStrike Holdings, Inc.
filed 2021-06-04
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2021
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
__________________________________________________________________________________________________
Registrant’s telephone number, including area code: (888) 512-8906
___________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0005 per share	CRWD	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑
As of May 31, 2021, the number of shares of the registrant’s Class A common stock outstanding was 199,244,096, and the number of shares of the registrant’s Class B common stock outstanding was 26,566,522.

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
SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, any one of which could materially adversely affect our business, results of operations, financial condition and growth prospects. Below is a summary of some of these risks. This summary is not complete, and should be read together with the entire section titled “Risk Factors” in this Quarterly Report on Form 10-Q, as well as the other information in this Quarterly Report on Form 10-Q and the other filings that we make with the SEC.
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
•Future acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our business, financial condition, and results of operations.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CrowdStrike Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	April 30,	January 31,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$1,684,997	$1,918,608
Accounts receivable, net of allowance for doubtful accounts of $1.5 million and $1.2 million as of April 30, 2021 and January 31, 2021, respectively	211,233	239,199
Deferred contract acquisition costs, current	85,388	80,850
Prepaid expenses and other current assets	56,385	53,617
Total current assets	2,038,003	2,292,274
Strategic investments	8,165	2,500
Property and equipment, net	191,310	167,014
Operating lease right-of-use assets	36,683	36,484
Deferred contract acquisition costs, noncurrent	125,392	117,906
Goodwill	374,581	83,566
Intangible assets, net	88,851	15,677
Other long-term assets	18,186	17,112
Total assets	$2,881,171	$2,732,533
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	3,468	12,065
Accrued expenses	49,627	51,117
Accrued payroll and benefits	79,099	71,907
Operating lease liabilities, current	9,333	8,977
Deferred revenue	786,793	701,988
Other current liabilities	54,445	17,499
Total current liabilities	982,765	863,553
Long-term debt	738,400	738,029
Deferred revenue, noncurrent	235,198	209,907
Operating lease liabilities, noncurrent	31,458	31,986
Other liabilities, noncurrent	39,953	17,184
Total liabilities	2,027,774	1,860,659
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of April 30, 2021 and January 31, 2021; no shares issued and outstanding as of April 30, 2021 and January 31, 2021	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of April 30, 2021 and January 31, 2021; 199,142 shares and 195,039 shares issued and outstanding as of April 30, 2021 and January 31, 2021, respectively; Class B common stock, $0.0005 par value; 300,000 shares authorized as of April 30, 2021 and January 31, 2021; 26,601 shares and 28,685 shares issued and outstanding as of April 30, 2021 and January 31, 2021, respectively.	113	112
Additional paid-in capital	1,662,199	1,598,259
Accumulated deficit	(815,165)	(730,116)
Accumulated other comprehensive income	2,117	2,319
Total CrowdStrike Holdings, Inc. stockholders’ equity	849,264	870,574
Non-controlling interest	4,133	1,300
Total stockholders’ equity	853,397	871,874
Total liabilities and stockholders’ equity	$2,881,171	$2,732,533
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Revenue
Subscription	$281,228	$162,222
Professional services	21,615	15,856
Total revenue	302,843	178,078

Cost of revenue
Subscription	64,903	37,244
Professional services	13,602	9,651
Total cost of revenue	78,505	46,895

Gross profit	224,338	131,183

Operating expenses
Sales and marketing	135,131	88,138
Research and development	78,180	40,578
General and administrative	42,374	25,043
Total operating expenses	255,685	153,759

Loss from operations	(31,347)	(22,576)
Interest expense	(6,230)	(143)
Other income (expense), net	4,768	4,533

Loss before provision for income taxes	(32,809)	(18,186)

Provision for income taxes	50,062	1,036

Net loss	(82,871)	(19,222)
Net income attributable to noncontrolling interest	2,178	—
Net loss attributable to CrowdStrike	$(85,049)	$(19,222)

Net loss per share attributable to CrowdStrike common stockholders, basic and diluted	$(0.38)	$(0.09)

Weighted-average shares used in computing net loss per share attributable to CrowdStrike common stockholders, basic and diluted	224,153	213,129
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Net loss	$(82,871)	$(19,222)
Other comprehensive loss:
Foreign currency translation adjustments	(202)	(693)
Reversal of unrealized gain upon sale of debt securities, net of tax	—	(1,320)
Other comprehensive loss	(202)	(2,013)
Less: Comprehensive income to noncontrolling interest	2,178	—
Total comprehensive loss attributable to CrowdStrike	$(85,251)	$(21,235)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended April 30, 2021 and 2020
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2021	223,724	$112	$1,598,259	$(730,116)	$2,319	$1,300	$871,874
Issuance of common stock upon exercise of options	769	1	3,753	—	—	—	3,754
Issuance of common stock under RSU release	1,193	—	—	—	—	—	—
Issuance of common stock related to early exercised options	57	—	—	—	—	—	—
Vesting of early exercised options	—	—	797	—	—	—	797
Stock-based compensation expense	—	—	53,646	—	—	—	53,646
Capitalized stock-based compensation	—	—	1,733	—	—	—	1,733
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	4,011	—	—	—	4,011
Net income (loss)	—	—	—	(85,049)	—	2,178	(82,871)
Non-controlling interest	—	—	—		—	655	655
Other comprehensive loss	—	—	—	—	(202)	—	(202)
Balances at April 30, 2021	225,743	$113	$1,662,199	$(815,165)	$2,117	$4,133	$853,397

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2020	212,948	$106	$1,378,479	$(637,487)	$1,009	$500	$742,607
Issuance of common stock upon exercise of options	2,056	2	6,391	—	—	—	6,393
Issuance of common stock under RSU release	501	—	—	—	—	—	—
Vesting of early exercised options	—	—	873	—	—	—	873
Stock-based compensation expense	—	—	23,638	—	—	—	23,638
Capitalized stock-based compensation	—	—	377	—	—	—	377
Net loss	—	—	—	(19,222)	—	—	(19,222)
Non-controlling interest	—	—	—	—	—	500	500
Other comprehensive loss	—	—	—	—	(2,013)	—	(2,013)
Balances at April 30, 2020	215,505	$108	$1,409,758	$(656,709)	$(1,004)	$1,000	$753,153

The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2021	2020
Operating activities
Net loss	$(82,871)	$(19,222)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,955	8,202
Loss on disposal of fixed assets	19	—
Amortization of intangible assets	2,417	103
Amortization of deferred contract acquisition costs	24,376	13,451
Non-cash operating lease cost	2,180	2,283
Provision for bad debts	274	149
Stock-based compensation expense	54,362	23,638
Gain on sale of debt securities, net	—	(1,347)
Accretion of marketable securities purchased at a premium	—	578
Non-cash interest expense	595	151
Change in fair value of strategic investments	(4,356)	—
Changes in operating assets and liabilities
Accounts receivable	31,466	20,651
Deferred contract acquisition costs	(36,400)	(22,563)
Prepaid expenses and other assets	(769)	5,332
Accounts payable	(10,562)	4,736
Accrued expenses and other current liabilities	29,229	(1,095)
Accrued payroll and benefits	5,969	648
Operating lease liabilities	(2,555)	(2,975)
Deferred revenue	109,376	64,805
Other liabilities	12,828	1,052
Net cash provided by operating activities	147,533	98,577
Investing activities
Purchases of property and equipment	(25,796)	(9,694)
Capitalized internal-use software and website development	(4,434)	(1,882)
Purchase of strategic investments	(1,309)	—
Business acquisition, net of cash acquired	(353,407)	—
Purchases of marketable securities	—	(84,904)
Proceeds from sales of marketable securities	—	639,586
Maturities of marketable securities	—	91,605
Net cash (used in) provided by investing activities	(384,946)	634,711
Financing activities
Payment of debt issuance costs related to revolving line of credit	(219)	—
Payment of debt issuance costs related to Senior Notes	(1,581)	—
Proceeds from issuance of common stock upon exercise of stock options	3,754	6,393
Capital contributions from non-controlling interest holders	655	500
Net cash provided by financing activities	2,609	6,893
Effect of foreign exchange rates on cash and cash equivalents	1,193	12
Net (decrease) increase in cash and cash equivalents	(233,611)	740,193
Cash and cash equivalents, beginning of period	1,918,608	264,798
Cash and cash equivalents, end of period	$1,684,997	$1,004,991
Supplemental disclosure of cash flow information:
Interest paid	$11	$—
Income taxes paid, net of refunds received	1,385	353
Supplemental disclosure of non-cash investing and financing activities:
Net increase (decrease) in property and equipment included in accounts payable and accrued expenses	4,294	(723)
Vesting of early exercised stock options	797	873
Equity consideration for acquisitions	4,011	—
Operating lease liabilities arising from obtaining operating right of-use assets	2,591	—
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2021, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three months ended April 30, 2021 are not necessarily indicative of the results to be expected for the year ending January 31, 2022 or for any other interim period or for any other future year.
2.    Summary of Significant Accounting Policies
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the applicable required disclosures and regulations of the SEC. Therefore, the accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 18, 2021.
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

Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require a material update to its estimates or judgments or an adjustment of the carrying value of its assets or liabilities as of April 30, 2021. While there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three months ended April 30, 2021, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.
Concentration of Credit Risk and Geographic Information
The Company generates revenue from the sale of subscriptions to access its cloud platform and professional services. The Company’s sales team, along with its channel partner network of system integrators and value-added resellers (collectively, “channel partners”), sells the Company’s services worldwide to organizations of all sizes.
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities, accounts receivable, and strategic investments. The Company’s cash is placed with high-credit-quality financial institutions and issuers, and at times exceed federally insured limits. The Company limits its concentration of risk in cash equivalents and marketable securities by diversifying its investments among a variety of industries and issuers. The Company has not experienced any credit loss relating to its cash equivalents, marketable securities, and strategic investments. The Company performs periodic credit evaluations of its customers and generally does not require collateral. As of April 30, 2021, the Company did not have any marketable securities.
Channel partners or direct customers who represented 10% or more of the Company’s accounts receivable were as follows:

	April 30,	January 31,
	2021	2021
Channel partner A(1)	9%	10%
Customer A(1)	—%	17%
__________________________________
(1)Channel Partner A and Customer A are controlled by the same company.
There were no channel partners or direct customers who represented 10% or more of the Company’s total revenue during the three months ended April 30, 2021 and April 30, 2020.
Significant Accounting Policies
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three months ended April 30, 2021.

Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The Company adopted this guidance on February 1, 2021, which did not have a material effect on its condensed consolidated financial statements.

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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows:

	April 30, 2021				January 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

	(in thousands)				(in thousands)
Assets
Cash equivalents (1)
Money market funds	$429,502	$—	$—	$429,502	$—	$—	$—	$—
Total assets	$429,502	$—	$—	$429,502	$—	$—	$—	$—
__________________________________
(1)Included in “Cash and cash equivalents” on the condensed consolidated balance sheets.
There were no transfers between the levels of the fair value hierarchy during the periods presented.
As of April 30, 2021 and January 31, 2021, there were no marketable securities held by the Company.
The following summarizes the changes in strategic investments:

	April 30,	January 31,
	2021	2021

	(in thousands)
Total initial cost	$3,809	$2,500
Unrealized gain due to changes in fair value	4,356	—
Carrying value	$8,165	$2,500

4.    Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	April 30, 2021	January 31, 2021

	(in thousands)
Prepaid expenses	$23,924	$23,072
Prepaid software licenses	20,164	20,596
Other current assets	6,994	4,566
Prepaid hosting services	5,303	5,383
Prepaid expenses and other current assets	$56,385	$53,617
Property and Equipment, Net
Property and equipment, net consisted of the following:

	April 30, 2021	January 31, 2021

	(in thousands)
Data center and other computer equipment	$165,251	$146,220
Capitalized internal-use software and website development	46,269	44,358
Leasehold improvements	19,455	19,733
Purchased software	3,548	3,211
Furniture and equipment	6,498	6,498
Construction in process	50,837	35,528
	291,858	255,548
Less: Accumulated depreciation and amortization	(100,548)	(88,534)
Property and equipment, net	$191,310	$167,014
Construction in process mainly includes data center equipment purchased that has not yet been placed in service. As of April 30, 2021, $41.6 million of data center equipment was purchased but not yet been placed into service.
Depreciation and amortization expense of property and equipment was $12.0 million and $8.2 million during the three months ended April 30, 2021 and April 30, 2020, respectively.
There was no impairment of website and internal-use software during the three months ended April 30, 2021 and April 30, 2020. The Company capitalized $6.2 million and $2.3 million in website and internal-use software during the three months ended April 30, 2021 and April 30, 2020. Amortization expense associated with website and internal-use software totaled $2.5 million and $1.9 million during the three months ended April 30, 2021 and April 30, 2020, respectively. The net book value of capitalized website and internal-use software was $23.7 million and $20.1 million as of April 30, 2021 and January 31, 2021, respectively.

Intangible Assets, Net
Total intangible assets, net consisted of the following:

	April 30, 2021			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount

	(in thousands)			(in months)
Developed technology	$82,431	$3,309	$79,122	90
Customer relationships	9,097	871	8,226	80
Other acquired intangible assets	1,727	224	1,503	47
Total	$93,255	$4,404	$88,851

	January 31, 2021			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount

	(in thousands)			(in months)
Developed technology	$14,513	$2,193	$12,320	56
Customer relationships	3,769	649	3,120	54
Other acquired intangible assets	399	162	237	185
Total	$18,681	$3,004	$15,677
Amortization of developed technology, customer relationships, and other acquired intangible assets are recorded within cost of revenue, sales and marketing expense, and research and development expense, respectively, in the condensed consolidated statements of operations. Amortization expense of intangible assets was $2.4 million and $0.1 million during the three months ended April 30, 2021 and April 30, 2020, respectively.
The estimated aggregate future amortization expense of intangible assets as of April 30, 2021 is as follows:

Total
(in thousands)
Fiscal 2022 (remaining nine months)	$9,951
Fiscal 2023	13,199
Fiscal 2024	12,500
Fiscal 2025	12,416
Fiscal 2026	11,329
Thereafter	29,456
Total amortization expense	$88,851
The developed technology, customer relationships, and other acquired intangible assets are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging from 2 to 20 years.

Goodwill
Goodwill during the three months ended April 30, 2021 consisted of the following:

Amounts
(in thousands)
Goodwill as of January 31, 2021	$83,566
Goodwill acquired(1)	291,156
Foreign currency translation	(141)
Goodwill as of April 30, 2021	$374,581
__________________________________
(1)Goodwill acquired resulted from the acquisition of Humio. Refer to Note 12 for additional information.
Accrued Expenses
Accrued expenses consisted of the following:

	April 30, 2021	January 31, 2021

	(in thousands)
Web hosting services	$13,390	$14,187
Other accrued expenses	12,387	11,372
Accrued purchases of property and equipment	9,026	4,570
Accrued interest expense	6,312	687
Accrued marketing	6,093	14,592
Accrued legal and accounting	2,419	5,709
Accrued expenses	$49,627	$51,117
Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following:

	April 30, 2021	January 31, 2021

	(in thousands)
Accrued commissions	$24,479	$32,300
Employee Stock Purchase Plan	24,308	10,969
Accrued payroll and related expenses	17,737	16,528
Accrued bonuses	12,575	12,110
Accrued payroll and benefits	$79,099	$71,907

In April 2020, the Company began deferring payment on its share of payroll taxes owed, as permitted by the CARES Act through December 31, 2020. As of April 30, 2021 and January 31, 2021, the Company had deferred $5.1 million of payroll taxes in other current liabilities and $5.1 million of payroll taxes in other liabilities, noncurrent on the condensed consolidated balance sheet.
5. Debt
Secured Revolving Credit Facility
In April 2019, the Company entered into a Credit Agreement with Silicon Valley Bank and other lenders, to provide a revolving line of credit of up to $150.0 million, including a letter of credit sub-facility in the aggregate amount of $10.0 million, and a swingline sub-facility in the aggregate amount of $10.0 million.

On January 4, 2021, the Company amended and restated its existing credit agreement (the “A&R Credit Agreement” and the facility thereunder the “Revolving Facility”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto, providing the Company with a revolving line of credit of up to $750.0 million, including a letter of credit sub-facility in the aggregate amount of $100.0 million, and a swingline sub-facility in the aggregate amount of $50.0 million. The Company also has the option to request an incremental facility of up to an additional $250.0 million from one or more of the lenders under the A&R Credit Agreement. The A&R Credit Agreement is guaranteed by all of the Company’s material domestic subsidiaries. The A&R Credit Agreement extended the maturity date of April 19, 2022 to January 2, 2026. Under the A&R Credit Agreement, revolving loans may be either Eurodollar Loans or Alternate Base Rate (“ABR”) Loans. Outstanding Eurodollar Loans incur interest at the Eurodollar Rate, which is defined as LIBOR (or any successor thereto), subject to a 0.00% LIBOR floor, plus a margin between 1.50% and 2.00%, depending on the Company’s senior secured leverage ratio. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect for such day plus 0.50%, and (c) the Eurodollar Rate plus 1.00%, in each case plus a margin between (0.25)% and 0.25%, depending on the senior secured leverage ratio. The Company will be charged a commitment fee of 0.15% to 0.25% per year for committed but unused amounts, depending on the senior secured leverage ratio. The financial covenants require the Company to maintain a minimum consolidated interest coverage ratio of 3.00:1.00, a maximum senior secured leverage ratio of 3.00:1.00 (through January 31, 2023), and a maximum total leverage ratio of 5.50:1.00 stepping down to 3.50:1.00 over time. The Company was in compliance with the financial covenants as of April 30, 2021.
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
No amounts were outstanding under the A&R Credit Agreement as of April 30, 2021 and January 31, 2021.
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
The net proceeds from the debt offering were $738.0 million after deducting underwriting commissions of $9.4 million and $2.6 million of issuance costs, which were paid as of April 30, 2021. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs and accretion of debt discount was $6.0 million during the three months ended April 30, 2021.
In certain circumstances involving a change of control event, the Company will be required to make an offer to repurchase all or, at the holder’s option, any part, of each holder’s notes of that series at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
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

As of April 30, 2021, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.
Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of April 30, 2021 was approximately $743.6 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes is categorized as Level 2 for purposes of the fair value measurement hierarchy.
6. Income Taxes
The Company recognized an income tax expense of $50.1 million and $1.0 million for the three months ended April 30, 2021 and April 30, 2020, respectively. The tax expense for the three months ended April 30, 2021 was primarily attributable to the intercompany sale of intellectual property and pre-tax foreign earnings. The Company’s effective tax rates of (143.1)% and (5.7)% for the three months ended April 30, 2021 and April 30, 2020, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax impact from the intercompany sale of intellectual property from Humio.
The Company has a full valuation allowance on its U.S. federal and state and its U.K. deferred tax assets. As a result, consistent with the prior year, the Company does not record a tax benefit on these losses because it is more likely than not that the benefit will not be realized.
The balance of gross unrecognized tax benefits was $51.1 million and $24.4 million as of April 30, 2021 and January 31, 2021, respectively. The increase was primarily due to establishing an uncertain tax position associated with the intercompany sale of intellectual property. As of April 30, 2021 and January 31, 2021, approximately $23.0 million and $0.6 million, respectively of the unrecognized tax benefits including interest and penalties would affect the Company’s effective tax rate if favorably resolved. Given the uncertainty of the timing of resolving the issue, the Company is unable to estimate the range of possible changes to the balance of our unrecognized tax benefits within the next 12 months.
In accordance with the guidance on the accounting for uncertainty in income taxes, for all U.S. and other tax jurisdictions, the Company recognize potential liabilities for anticipated tax audit issues based on the Company’s estimate of whether, and the extent to which, additional taxes and interest will be due. If the Company’s estimate of income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company include interest and penalties related to unrecognized tax benefits within the provision for income taxes in the condensed consolidated statements of operations. Accrued interest and penalties are included within other liabilities, noncurrent in the condensed consolidated balance sheet.
7.    Leases
Operating Leases
The Company has entered into non-cancelable operating lease agreements with various expiration dates through fiscal 2027. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.
Cash paid for amounts included in the measurement of operating lease liabilities was $2.9 million and $2.4 million for the three months ended April 30, 2021 and April 30, 2020, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets was $2.6 million and none for the three months ended April 30, 2021 and April 30, 2020, respectively.
As of April 30, 2021, the weighted-average remaining lease term is 3.9 years, and the weighted-average discount rate is 5.6%.

The component of lease costs was as follows:

	April 30, 2021	April 30, 2020

	(in thousands)
Lease cost
Operating lease cost	$2,766	$2,283
Short-term lease cost	496	493
Variable lease cost	849	836
Total lease cost	$4,111	$3,612
There was no sublease income for the three months ended April 30, 2021 or April 30, 2020. As of April 30, 2021, the Company has not entered into any non-cancelable operating leases with a term greater than 12 months that have not yet commenced.
The maturities of the Company’s non-cancelable operating lease liabilities are as follows:

April 30, 2021
(in thousands)
Fiscal 2022 (remaining nine months)	$7,279
Fiscal 2023	11,578
Fiscal 2024	11,539
Fiscal 2025	10,421
Fiscal 2026	4,412
Thereafter	428
Total operating lease payments	45,657
Less: imputed interest	(4,866)
Present value of operating lease liabilities	$40,791
8.    Stock-Based Compensation
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

The fair value of each option was estimated on the date of grant using the following assumptions during the period:

Three Months Ended April 30, 2021
Expected term (in years)	3.8 - 5.6
Risk-free interest rate	0.6 - 1.0%
Expected stock price volatility	36.1 - 37.1%
Dividend yield	—%
There were no stock options granted during the three months ended April 30, 2020.
The following table is a summary of stock option activity for the three months ended April 30, 2021:

	Number of Shares	Weighted-Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2021	6,646	$8.24
Granted	93	$3.19
Exercised	(769)	$4.88
Canceled	(58)	$11.48
Options outstanding at April 30, 2021	5,912	$8.57
Options vested and expected to vest at April 30, 2021	5,912	$8.57
Options exercisable at April 30, 2021	3,232	$5.59
Options outstanding include 409,281 options that were unvested as of April 30, 2021.
The aggregate intrinsic value of options vested and exercisable was $655.9 million and $711.4 million as of April 30, 2021 and January 31, 2021, respectively. The weighted-average remaining contractual term of options vested and exercisable was 6.3 years and 6.4 years as of April 30, 2021 and January 31, 2021, respectively.
The weighted-average grant date fair values of all options granted was $180.08 per share during the three months ended April 30, 2021. The total intrinsic value of all options exercised was $154.4 million and $111.2 million during the three months ended April 30, 2021 and April 30, 2020, respectively.
The aggregate intrinsic value of stock options outstanding as of April 30, 2021 and January 31, 2021 was $1.2 billion and $1.4 billion, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 6.8 years and 7.0 years as of April 30, 2021 and January 31, 2021, respectively.
Total unrecognized stock-based compensation expense related to unvested options was $30.6 million as of April 30, 2021. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 1.6 years. Total unrecognized stock-based compensation expense related to unvested options was $24.3 million as of January 31, 2021. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 1.7 years.
Early Exercise of Employee Options
The 2011 Stock Plan allows for the early exercise of stock options for certain individuals as determined by the Board of Directors. The consideration received for an early exercise of an option is a deposit of the exercise price and the related dollar amount is recorded as a liability for early exercise of unvested stock options in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination or for any reason, including death and disability, at the price paid by the purchaser for such shares. There were no issued shares of common stock related to early exercised stock options for the three months ended April 30, 2021 or April 30, 2020. As of April 30, 2021, the number of shares of common stock related to early exercised stock options subject to repurchase was 458,280 shares for $4.6 million. As of January 31, 2021, the number of shares of common stock related to early exercised stock options subject to repurchase was 548,028 shares for $5.4 million. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company includes unvested shares subject to repurchase in the number of shares outstanding in the condensed consolidated statements of stockholders’ equity.
Restricted Stock Units
Restricted Stock Units (“RSUs”) granted under the 2019 Plan are generally subject to only service-based vesting condition. The service-based vesting condition is generally satisfied based on one of three vesting schedules: (i) vesting of one-fourth of the RSUs on the first “Company vest date” (defined as March 20, June 20, September 20, or December 20) on or following the one-year anniversary of the vesting commencement date with the remainder of the RSUs vesting in twelve equal quarterly installments thereafter, subject to continued service, (ii) vesting in sixteen equal quarterly installments beginning on December 20, 2018, subject to continued service, or (iii) vesting in eight equal quarterly installments beginning on December 20, 2022, subject to continued service. The valuation of such RSUs is based solely on the fair value of the Company’s stock price on the date of grant.
Expense for RSUs that have a service-based vesting condition only are being amortized on a straight-line basis. Expense for RSUs that have both a service-based and a performance-based vesting condition are being amortized under the accelerated attribution method. Total unrecognized stock-based compensation expense related to unvested RSUs was $496.4 million as of April 30, 2021. This expense is expected to be amortized (subject to acceleration or straight-line basis) over a weighted-average vesting period of 2.5 years.
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
Expense for PSUs are being amortized under the accelerated attribution method and may be adjusted over the vesting period based on interim estimates of performance against pre-set objectives. Total unrecognized stock-based compensation expense related to unvested PSUs was $89.2 million as of April 30, 2021. This expense is expected to be amortized over a weighted-average vesting period of 1.7 years.
The following table is a summary of RSU and PSU activities for the three months ended April 30, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2021	8,449	$59.27
Granted	976	$199.35
Vested	(1,193)	$53.21
Performance adjustment (1)	153	$58.15
Forfeited	(111)	$81.63
RSUs and PSUs outstanding at April 30, 2021	8,274	$76.34
RSUs and PSUs expected to vest at April 30, 2021	8,274	$76.34
__________________________________
(1)Performance adjustment represents adjustments in shares outstanding due to the actual achievement of performance based awards, the achievement of which was based upon predefined financial performance targets.

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
The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares shall be 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP allows for up to one increase in contribution during each purchase period. If an employee elects to increase his or her contribution, the Company treats this as an accounting modification. The pre- and post-modification fair values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase period. Incremental expense as a result of such modification was $2.5 million for the three months ended April 30, 2021.
Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued at April 30, 2021 and January 31, 2021 totaled $24.3 million and $11.0 million are included within accrued payroll and benefits in the condensed consolidated balance sheets.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares to be issued under the ESPP for the offering periods beginning in June 2019:

Three Months Ended April 30, 2021
Expected term (in years)	0.5 - 2.0
Risk-free interest rate	0.1 - 2.0%
Expected stock price volatility	30.1 - 54.3%
Dividend yield	—%
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations is as follows:

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Subscription cost of revenue	$4,285	$1,995
Professional services cost of revenue	2,028	971
Sales and marketing	17,414	8,687
Research and development	17,801	4,900
General and administrative	12,834	7,085
Total stock-based compensation expense	$54,362	$23,638

9.    Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes the revenue from contracts by type of customer:

	Three Months Ended April 30,
	2021		2020
	Amount	% Revenue	Amount	% Revenue

	(in thousands, except percentages)
Channel Partners	$227,055	75%	$130,280	73%
Direct Customers	75,788	25%	47,798	27%
Total revenue	$302,843	100%	$178,078	100%
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
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service:

	Three Months Ended April 30,
	2021		2020
	Amount	% Revenue	Amount	% Revenue

	(in thousands, except percentages)
United States	$219,802	73%	$129,481	73%
Europe, Middle East, and Africa	41,649	14%	25,042	14%
Asia Pacific	29,000	10%	14,901	8%
Other	12,392	3%	8,654	5%
Total revenue	$302,843	100%	$178,078	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the three months ended April 30, 2021 and April 30, 2020.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $244.3 million and $141.5 million for the three months ended April 30, 2021 and April 30, 2020, respectively, that were included in the corresponding contract liability balance at the beginning of the period.
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

Changes in deferred revenue were as follows:

	Three Months Ended April 30,
	2021	2020

	Carrying Amount

	(in thousands)
Beginning Balance	$911,895	$571,168
Additions to deferred revenue	412,939	242,883
Recognition of deferred revenue	(302,843)	(178,078)
Ending Balance	$1,021,991	$635,973
Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancelable. Customers typically have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of April 30, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.5 billion. The Company expects to recognize 72% of the remaining performance obligations in the 12 months following April 30, 2021, with the remainder to be recognized thereafter.
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
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to channel partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of 4 years while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of six months and included in sales and marketing expense in the condensed consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the three months ended April 30, 2021 and April 30, 2020.
The following table summarizes the activity of deferred contract acquisition costs:

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Beginning balance	$198,756	$114,206
Capitalization of contract acquisition costs	36,400	22,563
Amortization of deferred contract acquisition costs	(24,376)	(13,451)
Ending balance	$210,780	$123,318

Deferred contract acquisition costs, current	$85,388	$53,410
Deferred contract acquisition costs, noncurrent	125,392	69,908
Total deferred contract acquisition costs	$210,780	$123,318

10.    Commitments and Contingencies
Purchase Obligations
The Company enters into long-term non-cancelable agreements with providers to purchase data center capacity, such as bandwidth and colocation space, for the Company’s cloud platform. As of April 30, 2021, the Company is committed to spend $73.6 million on such agreements through fiscal 2027. These obligations are included in purchase obligations below.

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase products and services such as technology, equipment, office renovations, corporate events, and consulting services. A summary of noncancellable purchase obligations in excess of one year as of April 30, 2021 with expected date of payment is as follows:

Total Commitments
(in thousands)
Fiscal 2022 (remaining nine months)	$77,131
Fiscal 2023	45,395
Fiscal 2024	40,435
Fiscal 2025	7,060
Fiscal 2026	4,913
Thereafter	1,344
Total purchase commitments	$176,278
Letters of Credit
As of April 30, 2021 and January 31, 2021, the Company had an unused standby letter of credit for $0.4 million, securing its headquarters facility in Sunnyvale, California. As of April 30, 2021 and January 31, 2021, the Company had an unused standby letter of credit for $1.0 million, securing its facility in Austin, Texas.
Litigation

In November 2016, Fair Isaac Corporation (“FICO”) filed a petition before the Trademark Trial and Appellate Board (“TTAB”) at the U.S. Patent and Trademark Office, seeking cancellation of the Company’s registration of its “CrowdStrike Falcon” trademark, and a notice of opposition of the Company’s trademark application for “Falcon OverWatch.” The Company denies that any of the relief FICO seeks is appropriate, and has itself moved to cancel, or in the alternative amend, FICO’s “Falcon” trademark registrations before the TTAB. The proceedings have been consolidated and are in the discovery phase with trial periods scheduled to begin in December 2021. The Company is vigorously defending the case, but given the early stage, although a loss may reasonably be possible, the Company is unable to predict the likelihood of success of FICO’s claims or estimate a loss or range of loss. As a result, no liability has been recorded as of April 30, 2021 or January 31, 2021.
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
The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of April 30, 2021 or January 31, 2021.
11.    Related Party Transactions
Subscription and Professional Services Revenue from Related Parties
During the three months ended April 30, 2021 and April 30, 2020, certain investors and companies with whom the Company’s Board of Directors are affiliated with, purchased subscriptions and professional services. The Company recorded revenue from subscriptions and professional services from related parties of $1.8 million and $0.9 million during the three months ended April 30, 2021 and April 30, 2020, respectively. Accounts receivable associated with these related parties was $0.9 million and $1.3 million as of April 30, 2021 and January 31, 2021, respectively.
Accounts Payable to Related Parties
The Company purchased goods and services totaling $11.5 million and $0.8 million, respectively, from certain investors and companies with whom its Board of Directors are affiliated with during the three months ended April 30, 2021 and April 30, 2020, respectively. There were no accounts payable to such vendors as of April 30, 2021 and January 31, 2021.
12.    Acquisitions
Humio Limited
On March 5, 2021, the Company acquired 100% of the equity interest of Humio Limited (“Humio”), a private company limited by shares incorporated and registered in England and Wales and a leading provider of high-performance cloud log management and observability technology. The total consideration transferred was $369.9 million which consisted of $353.4 million in cash, net of $12.5 million cash acquired, and $4.0 million representing the fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated, on a preliminary basis, to identified intangible assets, which include developed technology, customer relationships, and trade names, of $75.6 million, net tangible assets acquired of $3.1 million, and goodwill of $291.2 million allocated to the Company’s one reporting segment, representing the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The goodwill was primarily attributable to the assembled workforce of Humio, planned growth in new markets, and synergies expected to be achieved from the integration of Humio. Goodwill is not deductible for income tax purposes.
Per the terms of the share purchase agreement with Humio, certain unvested stock options held by Humio employees were canceled and exchanged for replacement stock options under the 2019 Plan. Additionally, certain shares of stock issued pursuant to share-based compensation awards to entities affiliated with certain Humio employees were exchanged for replacement RSAs of the Company, which are subject to future vesting. The portion of the fair value of the replacement equity awards associated with pre-acquisition service of Humio’s employees represented a component of the total purchase consideration. The remaining fair value of these issued awards is subject to the recipients’ continued service and thus were excluded from the purchase price. In addition, Humio employees will be granted RSUs and PSUs under the 2019 Plan. The awards which are subject to continued service will be recognized ratably as stock-based compensation expense over the requisite service period. The awards which are based on specified performance targets will be recognized under the accelerated attribution method.
The following table sets forth the preliminary fair value of the identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition:

	Fair Value	Useful Life
	(in thousands)	(in months)
Developed technology	$68,800	96
Customer relationships	5,400	96
Trade names	1,400	24
Total intangible assets acquired	$75,600

The Company incurred non-consideration acquisition expense of $4.0 million during the three months ended April 30, 2021 related to Humio acquisition. The acquisition costs are recorded in general and administrative expenses on the Company’s condensed consolidated statement of operations.

The results of operations of Humio have been included in the Company’s condensed consolidated financial statements from the date of acquisition. The acquisition of Humio did not have a material impact on the Company’s condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
Preempt Security, Inc.
On September 30, 2020, the Company acquired 100% of the equity interest of Preempt Security, Inc. (“Preempt Security”), a privately-held Delaware corporation that developed real-time access control and threat prevention technology. The acquisition has been accounted for as a business combination. The total consideration transferred was $91.2 million which consisted of $87.4 million in cash and $3.8 million representing the fair value of replacement equity awards attributable to pre-acquisition service. The Company completed the valuation of the acquired identified intangible assets as of September 30, 2020. The purchase price was allocated to identified intangible assets, which include developed technology, customer relationships and trade names, of $16.4 million, net tangible assets acquired of $(0.5) million and goodwill of $75.3 million allocated to the Company’s one reporting segment, representing the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The goodwill was primarily attributable to the assembled workforce of Preempt Security, planned growth in new markets and synergies expected to be achieved from the integration of Preempt Security. Goodwill is not deductible for income tax purposes.
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

The Company incurred acquisition expense of $0.3 million during the three months ended April 30, 2021. The acquisition costs are recorded in general and administrative expenses on the Company’s condensed consolidated statement of operations.

The results of operations of Preempt Security have been included in the Company’s condensed consolidated financial statements from the date of acquisition. The acquisition of Preempt Security did not have a material impact on the Company’s condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
13.    Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2021	2020
Class A Common Stock
Net loss attributable to CrowdStrike	$(74,574)	$(11,263)
Weighted-average shares used in computing net loss per share attributable to CrowdStrike, basic and diluted	196,545	124,886
Net loss per share attributable to CrowdStrike, basic and diluted	$(0.38)	$(0.09)

Class B Common Stock
Net loss attributable to CrowdStrike	$(10,475)	$(7,959)
Weighted-average shares used in computing net loss per share attributable to CrowdStrike, basic and diluted	27,608	88,243
Net loss per share attributable to CrowdStrike, basic and diluted	$(0.38)	$(0.09)
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

	April 30, 2021	April 30, 2020

	(in thousands)
Shares of common stock subject to repurchase from outstanding stock options	458	849
RSUs and PSUs subject to future vesting	8,274	8,245
Shares of common stock issuable from stock options	5,912	12,472
Share purchase rights under the employee stock purchase plan	851	1,426
Potential common shares excluded from diluted net loss per share	15,495	22,992

The above table excludes founder holdbacks related to business combinations. A variable number of shares will be issued upon vesting to settle a fixed monetary amount of $11.4 million which are contingent upon continued employment with the Company for two years. The share price will be determined based on the Company’s average stock price 5 days prior to each vesting date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 31, 2021, filed with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading Special Note Regarding Forward-Looking Statements following the Table of Contents of this Quarterly Report on Form 10-Q. You should review the disclosure under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year end is January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31.
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
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty, and economic disruption. In March 2020, we implemented several measures to help ensure the health and safety of our employees around the globe including restricting all travel and transitioning 100% of our workforce to be remote. In addition, in response to the uncertain macroeconomic environment, we converted all of our marketable securities to cash and cash equivalents during the three months ended April 30, 2020, and as of April 30, 2021, all of our investments were classified as cash and cash equivalents. Thus far, the impact of the pandemic has been modest with respect to some customers, particularly in heavily impacted industries, requesting special billing or payment terms. Our gross retention rate for the first quarter of fiscal 2022 remained consistently high and our dollar-based net retention rate once again exceeded 120 percent as we continued to expand module adoption within new and existing customers.
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
On March 5, 2021, the Company acquired 100% of the equity interest of Humio Limited (“Humio”), a private company limited by shares incorporated and registered in England and Wales and a leading provider of high-performance cloud log management and observability technology. The acquisition has been accounted for as a business combination. The total consideration transferred was $369.9 million which consisted of $353.4 million in cash, net of $12.5 million cash acquired, and $4.0 million representing the fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated, on a preliminary basis, to identified intangible assets, which include developed technology, customer relationships and trade names, of $75.6 million, net tangible assets acquired of $3.1 million and goodwill of $291.2 million allocated to the Company’s one reporting segment, representing the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The goodwill was primarily attributable to the assembled workforce of Humio, planned growth in new markets and synergies expected to be achieved from the integration of Humio. Goodwill is not deductible for income tax purposes.
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

Maintain Customer Retention and Increase Sales. Our ability to increase revenue depends in large part on our ability to retain our existing customers and increase the ARR of their subscriptions. We focus on increasing sales to our existing customers by expanding their deployments to more endpoints and selling additional cloud modules for increased functionality. Over time we have transitioned our platform from a single offering into highly-integrated offerings of multiple SKU cloud modules. We initially launched this strategy with our IT hygiene, next-generation antivirus, EDR, managed threat hunting, and intelligence modules. We currently have 19 cloud modules that span multiple large markets.
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
The following table sets forth the number of our subscription customers as of the dates presented:

	As of April 30,
	2021	2020
Subscription customers	11,420	6,261
Year-over-year growth	82%	105%
We added 1,524 net new subscription customers in the three months ended April 30, 2021, including 119 from the acquisition of Humio, for a total of 11,420 subscription customers as of April 30, 2021, representing 82% growth year-over-year.
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
The following table sets forth our ARR as of the dates presented:

	As of April 30,
	2021	2020

	(dollars in thousands)
Annual recurring revenue	$1,193,889	$686,125
Year-over-year growth	74%	88%
ARR grew to $1.2 billion as of April 30, 2021, of which $143.8 million was net new ARR added in the three months ended April 30, 2021, including $3.6 million from the acquisition of Humio.

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

Interest Expense: Interest Expense consists primarily of interest expense from amortization of debt issuance costs, contractual interest expense for our Senior Notes issued in January 2021, and interest expense on our secured revolving credit facility. We expect interest expense to increase in fiscal 2022 as a result of the issuance of our Senior Notes.
Other Income (Expense), Net. Other income (expense), net, consists primarily of income earned on our cash equivalents and marketable securities, if any; gain (loss) on strategic investments and foreign currency transaction gains and losses.
Provision for Income Taxes. Provision for income taxes consists of state income taxes in the United States, foreign income taxes including taxes related to the intercompany sale of intellectual property from Humio and withholding taxes related to customer payments in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state and UK deferred tax assets that we have determined are not realizable on a more likely than not basis.
Net Income Attributable to Non-controlling Interest. Net income attributable to non-controlling interest consists of Falcon Fund’s non-controlling interest share of mark-to-market gains from our strategic investments.
Results of Operations
The following tables set forth our condensed consolidated statements of operations for each period presented:

	Three Months Ended April 30,		Change $	Change %
	2021	2020

	(in thousands)
Revenue
Subscription	$281,228	$162,222	$119,006	73%
Professional services	21,615	15,856	5,759	36%
Total revenue	302,843	178,078	124,765	70%
Cost of revenue
Subscription (1) (2)	64,903	37,244	27,659	74%
Professional services (1)	13,602	9,651	3,951	41%
Total cost of revenue	78,505	46,895	31,610	67%
Gross profit	224,338	131,183	93,155	71%
Operating expenses
Sales and marketing (1) (2)	135,131	88,138	46,993	53%
Research and development (1) (2)	78,180	40,578	37,602	93%
General and administrative (1) (3)	42,374	25,043	17,331	69%
Total operating expenses	255,685	153,759	101,926	66%
Loss from operations	(31,347)	(22,576)	(8,771)	39%
Interest expense (4)	(6,230)	(143)	(6,087)	4,257%
Other income, net(5)	4,768	4,533	235	5%
Loss before provision for income taxes	(32,809)	(18,186)	(14,623)	80%
Provision for income taxes	50,062	1,036	49,026	4,732%
Net loss	(82,871)	(19,222)	(63,649)	331%
Net income attributable to noncontrolling interest	2,178	—	2,178	100%
Net loss attributable to CrowdStrike	$(85,049)	$(19,222)	$(65,827)	342%
___________________________________________

(1)Includes stock-based compensation expense as follows:

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Subscription cost of revenue	$4,285	$1,995
Professional services cost of revenue	2,028	971
Sales and marketing	17,414	8,687
Research and development	17,801	4,900
General and administrative	12,834	7,085
Total stock-based compensation expense	$54,362	$23,638
(2)Includes amortization of acquired intangible assets as follows:

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Subscription cost of revenue	$1,995	$62
Sales and marketing	422	31
Research and development	—	10
Total amortization of purchased intangibles	$2,417	$103
(3)Includes acquisition-related expenses as follows:

	Three Months Ended April 30,
	2021	2020

	(in thousands)
General and administrative	$4,345	$—
Total acquisition-related expenses	$4,345	$—
(4)Includes amortization of debt issuance costs and discount as follows:

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Interest expense	$547	$—
Total amortization of debt issuance costs and discount	$547	$—
(5)Includes gains from strategic investments as follows:

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Other income, net	$4,356	$—
Total gains from strategic investments	$4,356	$—

The following table presents the components of our condensed consolidated statements of operations as a percentage of total revenue for the periods presented:

	Three Months Ended April 30,
	2021	2020

	%
Revenue
Subscription	93%	91%
Professional services	7%	9%
Total revenue	100%	100%
Cost of revenue
Subscription	21%	21%
Professional services	4%	5%
Total cost of revenue	26%	26%
Gross profit	74%	74%
Operating expenses
Sales and marketing	45%	49%
Research and development	26%	23%
General and administrative	14%	14%
Total operating expenses	84%	86%
Loss from operations	(10)%	(13)%
Interest expense	(2)%	—%
Other income, net	2%	3%
Loss before provision for income taxes	(11)%	(10)%
Provision for income taxes	17%	1%
Net loss	(27)%	(11)%
Net income attributable to noncontrolling interest	1%	N/A
Net loss attributable to CrowdStrike	(28)%	(11)%
Comparison of the Three Months Ended April 30, 2021 and 2020
Revenue
The following shows total revenue from subscriptions and professional services for the three months ended April 30, 2021 as compared to the three months ended April 30, 2020:

	Three Months Ended April 30,		Change $	Change %
	2021	2020

	(in thousands)
Subscription	$281,228	$162,222	$119,006	73%
Professional services	21,615	15,856	5,759	36%
Total revenue	$302,843	$178,078	$124,765	70%
Total revenue increased by $124.8 million, or 70%, for the three months ended April 30, 2021, compared to the three months ended April 30, 2020. Subscription revenue accounted for 93% of our total revenue for the three months ended April 30, 2021, and 91% of our total revenue for the three months ended April 30, 2020. Professional services revenue accounted for 7% of our total revenue for the three months ended April 30, 2021, and 9% of our total revenue for the three months ended April 30, 2020.

Subscription revenue increased by $119.0 million, or 73%, for the three months ended April 30, 2021, compared to the three months ended April 30, 2020. This increase was primarily attributable to the addition of new subscription customers, as we increased our customer base by 82% from 6,261 subscription customers as of April 30, 2020 to 11,420 subscription customers as of April 30, 2021. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 34%, 40%, and 25% of total subscription revenue for the three months ended April 30, 2021, respectively. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 33%, 35%, and 32% of total subscription revenue for the three months ended April 30, 2020, respectively.
Professional services revenue increased by $5.8 million, or 36%, for the three months ended April 30, 2021, compared to the three months ended April 30, 2020, which was primarily attributable to an increase in the number of professional service hours performed.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the three months ended April 30, 2021 as compared to the three months ended April 30, 2020:

	Three Months Ended April 30,		Change $	Change %
	2021	2020

	(in thousands)
Subscription	$64,903	$37,244	$27,659	74%
Professional services	13,602	9,651	3,951	41%
Total cost of revenue	$78,505	$46,895	$31,610	67%
Total cost of revenue increased by $31.6 million, or 67%, for the three months ended April 30, 2021, compared to the three months ended April 30, 2020. Subscription cost of revenue increased by $27.7 million, or 74%, for the three months ended April 30, 2021, compared to the three months ended April 30, 2020. The increase in subscription cost of revenue was primarily due to an increase in cloud hosting and related services of $9.6 million driven by increased customer activity, an increase in employee-related expenses of $9.5 million driven by a 64% increase in average headcount, an increase in stock-based compensation expense of $2.3 million, an increase in depreciation of data center equipment of $2.1 million, an increase in amortization of intangible assets of $1.9 million, and an increase in allocated overhead costs of $1.1 million.
Professional services cost of revenue increased by $4.0 million, or 41%, for the three months ended April 30, 2021, compared to the three months ended April 30, 2020. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $2.5 million driven by an increase in average headcount of 44% and an increase in stock-based compensation expense of $1.1 million.
The following shows gross profit and gross margin for subscriptions and professional services for the three months ended April 30, 2021 as compared to the three months ended April 30, 2020:

	Three Months Ended April 30,		Change $	Change %
	2021	2020

	(in thousands)
Subscription gross profit	$216,325	$124,978	$91,347	73%
Professional services gross profit	8,013	6,205	1,808	29%
Total gross profit	$224,338	$131,183	$93,155	71%

	Three Months Ended April 30,		Change %
	2021	2020
Subscription gross margin	77%	77%	0%
Professional services gross margin	37%	39%	(2)%
Total gross margin	74%	74%	0%

Subscription gross margin was relatively flat for the three months ended April 30, 2021, compared to the three months ended April 30, 2020. This was a result of continuing to shift more of our operations from third-party cloud service providers to colocation data centers, continued optimization of our software development and our cloud database systems and continued expansion of module adoption by our customer base. The above were offset by higher intangibles amortization resulted from acquisitions and higher stock-based compensation expense. As of April 30, 2021, 64% of our customer base had adopted four or more modules, 50% of our customer base had adopted five or more modules and 27% of our customer base had adopted six or more modules. As of April 30, 2020, 55% of our customer base had adopted four or more modules, 36% of our customer base had adopted five or more modules and 16% of our customer base had adopted six or more modules.
Professional services gross margin decreased by 2% for the three months ended April 30, 2021, compared to the three months ended April 30, 2020. The decrease in professional services gross margin resulted from a decrease in utilization due to ramp up time required for additional headcount added during the three months ended April 30, 2021 compared to the three months ended April 30, 2020.
Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the three months ended April 30, 2021 as compared to the three months ended April 30, 2020:

	Three Months Ended April 30,		Change $	Change %
	2021	2020

	(in thousands)
Sales and marketing expenses	$135,131	$88,138	$46,993	53%
Sales and marketing expenses increased by $47.0 million, or 53%, for the three months ended April 30, 2021, compared to the three months ended April 30, 2020. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $28.0 million driven by an increase in sales and marketing average headcount of 35%, an increase in stock-based compensation of $8.7 million, an increase in marketing programs of $8.1 million, an increase in allocated overhead costs of $1.5 million, partially offset by a decrease in company events expenses of $2.8 million, and a decrease in travel-related costs of $1.3 million due to the fact that, as a result of the COVID-19 pandemic, a majority of our workforce was working remotely and incurred limited travel costs since fiscal 2021.
Research and Development
The following shows research and development expenses for the three months ended April 30, 2021 as compared to the three months ended April 30, 2020:

	Three Months Ended April 30,		Change $	Change %
	2021	2020

	(in thousands)
Research and development expenses	$78,180	$40,578	$37,602	93%
Research and development expenses increased by $37.6 million, or 93%, for the three months ended April 30, 2021, compared to the three months ended April 30, 2020. This increase was primarily due to an increase in employee-related expenses of $20.7 million driven by an increase in research and development average headcount of 66%, an increase in stock-based compensation of $12.9 million, an increase in allocated overhead costs of $1.9 million, and an increase in cloud hosting and related costs of $1.6 million.
General and Administrative
The following shows general and administrative expenses for the three months ended April 30, 2021 as compared to the three months ended April 30, 2020:

	Three Months Ended April 30,		Change $	Change %
	2021	2020

	(in thousands)
General and administrative expenses	$42,374	$25,043	$17,331	69%

General and administrative expenses increased by $17.3 million, or 69%, for the three months ended April 30, 2021, compared to the three months ended April 30, 2020. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $5.7 million, an increase in consulting expense of $5.0 million primarily due to acquisition related expenses, an increase in employee-related expenses of $4.6 million driven by an increase in general and administrative average headcount of 42%, and an increase in allocated overhead costs of $0.5 million.
Interest Expense and Other Income, Net
The following shows Interest expense and Other income, net, for the three months ended April 30, 2021 as compared to the three months ended April 30, 2020:

	Three Months Ended April 30,		Change $	Change %
	2021	2020

	(in thousands)
Interest expense	$(6,230)	$(143)	$(6,087)	4,257%
Other income, net	$4,768	$4,533	$235	5%
Interest expense consists primarily of interest expense from the amortization of debt issuance costs, contractual interest expense and accretion of debt discount for our Senior Notes issued in January 2021.
The change in other income, net, for the three months ended April 30, 2021 compared to the three months ended April 30, 2020, was primarily due to the fair value adjustments for our strategic investments, offset by the lower interest income earned on our cash, cash equivalents and investments.
Provision for Income Taxes
The following shows the provision for income taxes for the three months ended April 30, 2021 as compared to the three months ended April 30, 2020:

	Three Months Ended April 30,		Change $	Change %
	2021	2020

	(in thousands)
Provision for income taxes	$50,062	$1,036	$49,026	4,732%
The increase in provision for income taxes of $49.0 million during the three months ended April 30, 2021 compared to the three months ended April 30, 2020 was primarily driven by $48.8 million from the intercompany sale of intellectual property from Humio.
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
The following table presents a reconciliation of our non-GAAP subscription gross profit to our GAAP subscription gross profit and of our non-GAAP subscription gross margin to our GAAP subscription gross margin as of the periods presented:

	Three Months Ended April 30,
	2021	2020

	(dollars in thousands)
GAAP subscription revenue	$281,228	$162,222

GAAP subscription gross profit	$216,325	$124,978
Add: Stock-based compensation expense	4,285	1,995
Add: Amortization of acquired intangible assets	1,995	62
Non-GAAP subscription gross profit	$222,605	$127,035

GAAP subscription gross margin	77%	77%

Non-GAAP subscription gross margin	79%	78%
Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations and non-GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, excluding stock-based compensation expense, amortization of acquired intangible assets, and acquisition-related expenses. We believe non-GAAP income from operations and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these metrics generally eliminate the effects of certain variables unrelated to our overall operating performance.
The following table presents a reconciliation of our non-GAAP income from operations to our GAAP loss from operations and our non-GAAP operating margin to our GAAP operating margin as of the periods presented:

	Three Months Ended April 30,
	2021	2020

	(dollars in thousands)
GAAP total revenue	$302,843	$178,078

GAAP loss from operations	$(31,347)	$(22,576)
Add: Stock-based compensation expense	54,362	23,638
Add: Amortization of acquired intangible assets	2,417	103
Add: Acquisition-related expenses	4,345	—
Non-GAAP income from operations	$29,777	$1,165

GAAP operating margin	(10)%	(13)%

Non-GAAP operating margin	10%	1%

Free Cash Flow and Free Cash Flow Margin
Free cash flow is a non-GAAP financial measure that we define as net cash provided by (used in) operating activities less purchases of property and equipment and capitalized internal-use software and website development. Free cash flow margin is calculated as free cash flow divided by total revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide useful information to management and investors about the amount of cash consumed by our operating activities that is therefore not available to be used for other strategic initiatives. One limitation of free cash flow and free cash flow margin is that they do not reflect our future contractual commitments. Additionally, free cash flow does not represent the total increase or decrease in our cash balance for a given period. In addition, other companies may calculate free cash flow differently or not at all, which reduces the usefulness of free cash flow as a tool for comparison.
The following table presents a reconciliation of free cash flow and free cash flow margin to net cash provided by (used in) operating activities:

	Three Months Ended April 30,
	2021	2020

	(dollars in thousands)
GAAP total revenue	$302,843	$178,078

GAAP net cash provided by operating activities	147,533	98,577
Less: Purchases of property and equipment	(25,796)	(9,694)
Less: Capitalized internal-use software and website development	(4,434)	(1,882)
Free cash flow	$117,303	$87,001

GAAP net cash (used in) provided by investing activities	$(384,946)	$634,711
GAAP net cash provided by financing activities	$2,609	$6,893

GAAP net cash provided by operating activities as a percentage of revenue	49%	55%
Less: Purchases of property and equipment as a percentage of revenue	(9)%	(5)%
Less: Capitalized internal-use software and website development as a percentage of revenue	(1)%	(1)%
Free cash flow margin	39%	49%

Liquidity and Capital Resources
In January 2021, we issued and sold an aggregate principal amount of $750.0 million of 3.000% Senior Notes due 2029. The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs, which were paid as of April 30, 2021.
In January 2021, we amended and restated our existing senior secured revolving credit facility and increased the size of the credit facility from $150.0 million to $750.0 million, including a letter of credit sub-facility in the aggregate amount of $100.0 million, and a swingline sub-facility in the aggregate amount of $50.0 million. No amounts were outstanding under the credit facility as of April 30, 2021.
As of April 30, 2021, we had cash and cash equivalents, consisting of highly liquid money market funds, of $1.7 billion. During the first quarter of fiscal 2021, we liquidated our entire portfolio of marketable securities largely in response to the global economic uncertainty in conjunction with the COVID-19 pandemic. This resulted in the recognition of a realized gain of $1.3 million during the three months ended April 30, 2020. We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
Since our inception, we have generated operating losses, as reflected in our accumulated deficit of $815.2 million as of April 30, 2021. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to continue to make, particularly in sales and marketing and research and development. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.

We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2021, we had deferred revenue of $1.0 billion, of which $786.8 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended April 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$147,533	$98,577
Net cash (used in) provided by investing activities	(384,946)	634,711
Net cash provided by financing activities	2,609	6,893
Operating Activities
Net cash provided by operating activities during the three months ended April 30, 2021 was $147.5 million, which resulted from a net loss of $82.9 million, adjusted for non-cash charges of $91.8 million and net cash inflow of $138.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $54.4 million in stock-based compensation expense, $24.4 million of amortization of deferred contract acquisition costs, $12.0 million of depreciation and amortization, $2.4 million of amortization for intangibles assets and $2.2 million of non-cash operating lease costs, offset by $4.4 million change in fair value of strategic investments. The net cash inflow from changes in operating assets and liabilities was primarily due to a $109.4 million increase in deferred revenue, a $31.5 million decrease in accounts receivable, a $29.2 million increase in accrued expenses and other current liabilities, a $12.8 million increase in other liabilities, and a $6.0 million increase in accrued payroll and benefits, partially offset by $36.4 million increase in deferred contract acquisition costs, a $10.6 million decrease in accounts payable, a $6.0 million increase in prepaid expenses and other assets and a $2.6 million decrease from operating lease liabilities.
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
Investing Activities
Net cash used in investing activities during the three months ended April 30, 2021 of $384.9 million was primarily due to the acquisition of Humio, net of cash acquired, of $353.4 million, purchases of property and equipment of $25.8 million and capitalized internal-use software and website development of $4.4 million.
Net cash used in investing activities during the three months ended April 30, 2020 of $634.7 million was primarily due to the sale of marketable securities of $639.6 million and the maturities of marketable securities of $91.6 million, partially offset by purchases of marketable securities of $84.9 million and purchases of property and equipment of $9.7 million.
Financing Activities
Net cash provided by financing activities of $2.6 million during the three months ended April 30, 2021 was primarily due to proceeds from the exercise of stock options of $3.8 million, offset by $1.6 million of debt issuance costs paid during the three months ended April 30, 2021.

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
On January 4, 2021, we amended and restated our existing credit agreement (the “A&R Credit Agreement” and the facility thereunder the “Revolving Facility”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto, providing us with a revolving line of credit of up to $750.0 million, including a letter of credit sub-facility in the aggregate amount of $100.0 million, and a swingline sub-facility in the aggregate amount of $50.0 million. We also have the option to request an incremental facility of up to an additional $250.0 million from one or more of the lenders under the A&R Credit Agreement. The A&R Credit Agreement is guaranteed by all of our material domestic subsidiaries. The A&R Credit Agreement extended the maturity date of April 19, 2022 to January 2, 2026. Under the A&R Credit Agreement, revolving loans may be either Eurodollar Loans or Alternate Base Rate (“ABR”) Loans. Outstanding Eurodollar Loans incur interest at the Eurodollar Rate, which is defined as LIBOR (or any successor thereto), subject to a 0.00% LIBOR floor, plus a margin between 1.50% and 2.00%, depending on our senior secured leverage ratio. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect for such day plus 0.50%, and (c) the Eurodollar Rate plus 1.00%, in each case plus a margin between (0.25%) and 0.25%, depending on the senior secured leverage ratio. We will be charged a commitment fee of 0.15% to 0.25% per year for committed but unused amounts, depending on the senior secured leverage ratio. The financial covenants require us to maintain a minimum consolidated interest coverage ratio of 3.00:1.00, a maximum senior secured leverage ratio of 3.00:1.00 (through January 31, 2023), and a maximum total leverage ratio of 5.50:1.00 stepping down to 3.50:1.00 over time. We were in compliance with the financial covenants as of April 30, 2021.
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
No amounts were outstanding under the Credit Agreement as of April 30, 2021.
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
The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs, which were paid as of April 30, 2021. Debt issuance costs of $2.6 million are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs and accretion of debt discount was $6.0 million during the three months ended April 30, 2021.

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
As of April 30, 2021, we were in compliance with all of our financial covenants under the Indenture associated with the Senior Notes.
Supplemental Guarantor Financial Information
Our Senior Notes are guaranteed on a senior, unsecured basis by CrowdStrike, Inc., a wholly owned subsidiary of CrowdStrike Holdings, Inc. (the “subsidiary guarantor,” and together with CrowdStrike Holdings, Inc., the “Obligor Group”). The guarantee is full and unconditional, and is subject to certain conditions for release. For a brief description of the Senior Notes, see the section of this Quarterly Report on Form 10-Q titled “Liquidity and Capital Resources—Senior Notes.”
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

Statement of Operations	Three Months Ended April 30, 2021
(in thousands)
Revenue	$302,649
Cost of revenue	79,255
Operating expenses	255,410
Loss from operations	(32,016)
Net loss	(38,594)
Net loss attributable to CrowdStrike	(38,594)

Balance Sheets	April 30, 2021	January 31, 2021

	(in thousands)
Current assets (excluding intercompany receivables from non-Guarantors)	$1,931,103	$2,249,834
Intercompany receivables from non-Guarantors	6,144	8,822
Noncurrent assets	902,348	398,656
Current liabilities	905,360	834,462
Noncurrent liabilities (excluding intercompany payable to non-Guarantors)	1,013,819	988,391
Intercompany payable to non-Guarantors	155,497	—

Strategic Investments
In July 2019, we agreed to commit up to $10.0 million to a newly formed entity, CrowdStrike Falcon Fund LLC (“Falcon Fund”), in exchange for 50% of the sharing percentage of any distribution by Falcon Fund. Additionally, entities associated with Accel, a holder of more than 5% of our capital stock, also agreed to commit up to $10.0 million to Falcon Fund and collectively own the remaining 50% of the sharing percentage of Falcon Fund. Falcon Fund is in the business of purchasing, selling, investing and trading in minority equity and convertible debt securities of privately-held companies that develop applications that have potential for substantial contribution to CrowdStrike and its platform. Falcon Fund has a duration of ten years which may be extended for three additional years. At dissolution, Falcon Fund will be liquidated and the remaining assets will be distributed to the investors based on their sharing percentage. We have made contributions totaling $1.9 million to Falcon Fund as of April 30, 2021.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of April 30, 2021 and the fiscal years in which these obligations are due:

	Total	2022(6)	2023	2024	2025	2026	Thereafter

	(in thousands)
Real estate arrangements(1)	$45,657	$7,279	$11,578	$11,539	$10,421	$4,412	$428
Data center commitments(2)	81,688	43,826	13,410	12,323	6,570	4,580	979
Other purchase obligations(3)	107,663	46,378	31,985	28,112	490	333	365
Debt obligations(4)	750,000	—	—	—	—	—	750,000
Interest payments associated with all debt obligations(5)	175,313	16,875	22,500	22,500	22,500	22,500	68,438
Total	$1,160,321	$114,358	$79,473	$74,474	$39,981	$31,825	$820,210
___________________________________________
(1)Relates to non-cancellable real estate arrangements where the amounts are reflected on an undiscounted basis. For additional information refer to Note 7, “Leases”, in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(2)Relates to non-cancelable commitments to data center vendors.
(3)Relates to non-cancelable purchase commitments with various parties to purchase products and services entered into in the normal course of business.
(4)Relates to $750.0 million aggregate principal amount of Senior Notes due in fiscal 2030.
(5)Relates to the interest payments associated with the Senior Notes based on the principal amount multiplied by the applicable interest rate. For additional information refer to Note 5, “Debt”, in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
(6)For the remaining nine months of fiscal year 2022.

As of April 30, 2021, our unrecognized tax benefits were $23.2 million, which were classified as long-term liabilities. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits, the liabilities have been excluded from the contractual obligation table above.

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

However, in the past we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheets as of April 30, 2021 or January 31, 2021.
We also agreed to indemnify our directors and certain executive officers for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited. However, our director and officer insurance policy limits our exposure and enables us to recover a portion of any future amounts paid. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheets as of April 30, 2021 or January 31, 2021.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based upon our financial statements and notes to our financial statements, which were prepared in accordance with GAAP. The preparation of the financial statements requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our management evaluates our estimates on an ongoing basis, including those related to the allowance for doubtful accounts, the carrying value and useful lives of long-lived assets, the fair value of financial instruments, the recognition and disclosure of contingent liabilities, income taxes, and stock-based compensation, and the fair value of assets acquired and liabilities assumed for business combinations. We base our estimates and judgments on our historical experience, knowledge of factors affecting our business and our belief as to what could occur in the future considering available information and assumptions that are believed to be reasonable under the circumstances.
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
Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies”, to our condensed consolidated financial statements. Our critical accounting policies and our more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 18, 2021, and there have been no significant changes to these policies for the three months ended April 30, 2021.
Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice the entire amount at contract signing prior to commencement of subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. As of April 30, 2021, we had backlog of approximately $449.7 million. Of this amount, approximately $167.4 million is not reasonably expected to be billed in the next twelve months. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
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

Employees
As of April 30, 2021, we had 3,871 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We may be required to comply with the terms of these collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
Recently Issued Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies”, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for more information about the impact of certain recent accounting pronouncements on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of business.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in bank deposits and money market funds. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of April 30, 2021, we had cash and cash equivalents of $1.7 billion and no marketable securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, the effect of a hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our portfolio as of April 30, 2021. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Our debt obligations consist of variety of financial instruments that expose us to interest rate risk, including, but not limited to our revolving credit facility and the Senior Notes. Interest on the revolving credit facility is tied to short term interest rate benchmarks including prime rate or LIBOR. Interest on the Senior Notes is fixed.
Foreign Currency Risk
To date, nearly all of our sales contracts have been denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Australian Dollar, and Euro. The functional currency of our foreign subsidiaries is that country’s local currency. Foreign currency transaction gains and losses are recorded to Other income (expense), net. During the three months ended April 30, 2021, foreign currency exchange rate loss recorded to Other comprehensive income (loss) was $0.2 million. A hypothetical 10% decrease in the U.S. dollar against other currencies would have resulted in an increase in operating loss of approximately $6.5 million for the three months ended April 30, 2021. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Inflation Rate Risk
We do not believe that inflation had a material effect on our business, financial conditions or results of operations during the three months ended April 30, 2021. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2021. Based on the evaluation of our disclosure controls and procedures as of April 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We are currently a party to, and may from time to time in the future be involved in, various litigation matters and subject to claims that arise in the ordinary course of business, including claims asserted by third parties in the form of letters and other communications. For information regarding legal proceedings and other claims in which we are involved, see Note 10, “Commitments and Contingencies” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from 1,455 employees as of January 31, 2019, to 3,871 employees as of April 30, 2021. Although we have experienced rapid growth historically, we may not sustain our current growth rates, nor can we assure you that our investments to support our growth will be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. We have encountered and will continue to encounter risks and difficulties frequently experienced by rapidly growing companies in evolving industries, including market acceptance of our Falcon platform, adding new customers, intense competition, and our ability to manage our costs and operating expenses. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced net losses of $140.1 million, $141.8 million, and $92.6 million for fiscal 2019, fiscal 2020, and fiscal 2021, respectively. As of April 30, 2021, we had an accumulated deficit of $815.2 million. While we have experienced significant growth in revenue in recent periods, we cannot assure you when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our total revenue or improvements in our results of operations. In addition to the anticipated costs to grow our business, we have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a newly public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
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
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak has spread across the globe and is impacting worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to mitigate the spread of the virus and minimize the risk to our employees, customers, partners, and the communities in which we operate. These measures include transitioning our employee population to work remotely from home, imposing travel restrictions for our employees, shifting customer, partner and investor events to virtual-only formats, and limiting capacity at any of our offices which have reopened or may reopen during the pandemic’s duration. These precautionary measures could negatively affect our customer success efforts, delay and lengthen our sales cycles, impact our sales and marketing efforts, reduce employee efficiency and productivity, slow our international expansion efforts, increase cybersecurity risks, and create operational or other challenges, any of which could harm our business and results of operations. As we monitor the situation, taking into account vaccination progress and evolving public health guidance, planning and risk management relating to our work policies and office operations will require time from management and other employees, which may reduce the amount of time available for other initiatives. Moreover, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, if at all.
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
It is virtually impossible for us to entirely eliminate the risk of such compromises, interruptions in service, or other security incidents affecting our internal systems or data, or that of our third-party service providers and vendors. Organizations are subject to a wide variety of attacks on their supply chain, networks, systems, and endpoints, and techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently. Furthermore, employee error or malicious activity could compromise our systems. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an intrusion into our networks, which could result in unauthorized access to customer data, intellectual property including access to our source code, and information about vulnerabilities in our product, which in turn, could reduce the effectiveness of our solutions, or lead to cyberattacks or other intrusions of our customers’ networks, litigation, governmental audits and investigations and significant legal fees, any or all of which could damage our relationships with our existing customers and could have a negative effect on our ability to attract and retain new customers. We have expended, and anticipate continuing to expend, significant amounts and resources in an effort to prevent security breaches and other security incidents impacting our systems and data. Since our business is focused on providing reliable security services to our customers, we believe that an actual or perceived security incident affecting, our internal systems or data or data of our customers would be especially detrimental to our reputation, customer confidence in our solution, and our business.
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

We derived approximately 23%, 26%, 28% and 27% of our total revenue from our international customers for fiscal 2019, fiscal 2020, fiscal 2021 and the three months ended April 30, 2021, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:

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
Sales of a substantial number of shares of our Class A common stock in the public market, including shares of Class A stock that have been converted from shares of Class B common stock, and particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock. As of May 31, 2021, we had 199,244,096 shares of Class A common stock outstanding and 26,566,522 shares of Class B common stock outstanding.
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
As of April 30, 2021, our executive officers, directors, one of our current stockholders and its respective affiliates held, in aggregate, 56% of the voting power of our outstanding capital stock. Furthermore, one of our current stockholders and its respective affiliates held, in aggregate, 20% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders, including those who purchased shares in our initial public offering, oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale or other liquidity event and might ultimately affect the market price of our common stock.
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
As of April 30, 2021, we had $750.0 million of indebtedness outstanding (excluding intercompany indebtedness) and there is additional availability under our revolving facility of up to $750.0 million (excluding issued but undrawn letters of credit). Our indebtedness could have important consequences, including:
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
Our failure to comply with the restrictive covenants described above and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our business, financial condition and results of operations could be adversely affected.
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
Section 404 of the Sarbanes-Oxley Act requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We are also required to have our independent registered public accounting firm attest to, and issue an opinion on, the effectiveness of our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or if, when required, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline.

Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and results of operations and could cause a decline in the price of our stock.
Future acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our business, financial condition, and results of operations.
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
As of January 31, 2021, we had aggregate U.S. federal and California net operating loss carryforwards of $1.1 billion and $122.6 million, respectively, which may be available to offset future taxable income for income tax purposes. If not utilized, the federal and California net operating loss carryforwards will begin to expire in 2031. As of January 31, 2021, we had net operating loss carryforwards for other states of $660.7 million that will begin to expire in 2024. As of January 31, 2021, we had federal and California research and development credit carryforwards of $38.7 million and $8.7 million, respectively. The federal research and development credit carryforwards will begin to expire in 2031, and the California carryforwards are carried forward indefinitely. As of January 31, 2021, we had aggregate United Kingdom net operating loss carryforwards of $50.2 million, which are carried forward indefinitely. Realization of these net operating loss and research and development credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results of operations.
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
On February 18, 2021, we agreed to issue approximately $40.0 million of shares of our Class A common stock in stock and options, subject to service-based vesting and other conditions, to certain individual stockholders of Humio Limited in connection with our acquisition of Humio Limited. The transaction was exempt from registration under Section 4(a)(2) of the Securities Act.
Use of Proceeds from Public Offering of Common Stock
On June 11, 2019, the SEC declared our registration statement on Form S-1 (File No. 333-231461) for our IPO effective. We have applied the entirety of net proceeds from our IPO in accordance with the description included in our final prospectus filed with the SEC on June 13, 2019 pursuant to Rule 424(b)(4).
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
Not applicable.

Item 6. Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38933	3.1	06/14/19
3.2	Bylaws of the Registrant, as currently in effect.	8-K	001-38933	3.2	06/14/19
10.1†	Offer Letter between the Registrant and Michael Carpenter, dated as of October 25, 2016.					X
10.2†	Offer Letter between the Registrant and Shawn Henry, dated as of March 4, 2012.					X
22.1	List of Subsidiary Guarantors	S-3ASR	333-252007	22.1	01/11/21
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document
_______________________________________

†	Indicates management contract or compensatory plan, contract or agreement.

*
The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” or purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any of CrowdStrike Holdings, Inc.’s filings under the Securities Act of 1933, as amended, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, California, on the day of June 4, 2021.

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere Chief Financial Officer (Principal Financial Officer)

By:	/s/ Abhishek Maheshwari
Abhishek Maheshwari Chief Accounting Officer (Principal Accounting Officer)