Form 10-Q
period 2021-07-31
CrowdStrike Holdings, Inc.
filed 2021-09-01
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑
As of August 25, 2021, the number of shares of the registrant’s Class A common stock outstanding was 205,834,483, and the number of shares of the registrant’s Class B common stock outstanding was 22,358,088.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CrowdStrike Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	July 31,	January 31,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$1,787,051	$1,918,608
Accounts receivable, net of allowance for credit losses of $1.4 million and $1.2 million as of July 31, 2021 and January 31, 2021, respectively	266,540	239,199
Deferred contract acquisition costs, current	95,470	80,850
Prepaid expenses and other current assets	102,964	53,617
Total current assets	2,252,025	2,292,274
Strategic investments	14,165	2,500
Property and equipment, net	215,832	167,014
Operating lease right-of-use assets	34,854	36,484
Deferred contract acquisition costs, noncurrent	140,443	117,906
Goodwill	374,310	83,566
Intangible assets, net	85,580	15,677
Other long-term assets	18,836	17,112
Total assets	$3,136,045	$2,732,533
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	19,642	12,065
Accrued expenses	70,162	51,117
Accrued payroll and benefits	95,462	71,907
Operating lease liabilities, current	9,374	8,977
Deferred revenue	882,969	701,988
Other current liabilities	59,219	17,499
Total current liabilities	1,136,828	863,553
Long-term debt	738,772	738,029
Deferred revenue, noncurrent	281,388	209,907
Operating lease liabilities, noncurrent	29,378	31,986
Other liabilities, noncurrent	38,278	17,184
Total liabilities	2,224,644	1,860,659
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of July 31, 2021 and January 31, 2021; no shares issued and outstanding as of July 31, 2021 and January 31, 2021	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of July 31, 2021 and January 31, 2021; 205,736 shares and 195,039 shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively; Class B common stock, $0.0005 par value; 300,000 shares authorized as of July 31, 2021 and January 31, 2021; 22,416 shares and 28,685 shares issued and outstanding as of July 31, 2021 and January 31, 2021, respectively.	114	112
Additional paid-in capital	1,775,087	1,598,259
Accumulated deficit	(872,483)	(730,116)
Accumulated other comprehensive income	1,550	2,319
Total CrowdStrike Holdings, Inc. stockholders’ equity	904,268	870,574
Non-controlling interest	7,133	1,300
Total stockholders’ equity	911,401	871,874
Total liabilities and stockholders’ equity	$3,136,045	$2,732,533
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Revenue
Subscription	$315,836	$184,256	$597,064	$346,478
Professional services	21,854	14,715	43,469	30,571
Total revenue	337,690	198,971	640,533	377,049

Cost of revenue
Subscription	75,993	44,037	140,896	81,281
Professional services	14,439	10,354	28,041	20,005
Total cost of revenue	90,432	54,391	168,937	101,286

Gross profit	247,258	144,580	471,596	275,763

Operating expenses
Sales and marketing	153,861	95,127	288,992	183,265
Research and development	90,455	50,483	168,635	91,061
General and administrative	50,345	28,961	92,719	54,004
Total operating expenses	294,661	174,571	550,346	328,330

Loss from operations	(47,403)	(29,991)	(78,750)	(52,567)
Interest expense	(6,296)	(174)	(12,526)	(317)
Other income, net	619	732	5,387	5,265

Loss before provision for income taxes	(53,080)	(29,433)	(85,889)	(47,619)

Provision for income taxes	4,238	441	54,300	1,477

Net loss	(57,318)	(29,874)	(140,189)	(49,096)
Net income attributable to noncontrolling interest	—	—	2,178	—
Net loss attributable to CrowdStrike	$(57,318)	$(29,874)	$(142,367)	$(49,096)

Net loss per share attributable to CrowdStrike common stockholders, basic and diluted	$(0.25)	$(0.14)	$(0.63)	$(0.23)

Weighted-average shares used in computing net loss per share attributable to CrowdStrike common stockholders, basic and diluted	226,362	216,695	225,276	214,932
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Net loss	$(57,318)	$(29,874)	$(140,189)	$(49,096)
Other comprehensive income (loss):
Foreign currency translation adjustments	(567)	2,119	(769)	1,426
Reversal of unrealized gain upon sale of debt securities, net of tax	—	—	—	(1,320)
Other comprehensive income (loss)	(567)	2,119	(769)	106
Less: Comprehensive income attributable to noncontrolling interest	—	—	2,178	—
Total comprehensive loss attributable to CrowdStrike	$(57,885)	$(27,755)	$(143,136)	$(48,990)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended July 31, 2021 and 2020
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at April 30, 2021	225,743	$113	$1,662,199	$(815,165)	$2,117	$4,133	$853,397
Issuance of common stock upon exercise of options	992	1	6,461	—	—	—	6,462
Issuance of common stock under RSU release	728	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	689	—	27,452	—	—	—	27,452
Vesting of early exercised options	—	—	797	—	—	—	797
Stock-based compensation expense	—	—	75,364	—	—	—	75,364
Capitalized stock-based compensation	—	—	2,814	—	—	—	2,814
Net loss	—	—	—	(57,318)	—	—	(57,318)
Non-controlling interest	—	—	—	—	—	3,000	3,000
Other comprehensive loss	—	—	—	—	(567)	—	(567)
Balances at July 31, 2021	228,152	$114	$1,775,087	$(872,483)	$1,550	$7,133	$911,401

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at April 30, 2020	215,505	$108	$1,409,758	$(656,709)	$(1,004)	$1,000	$753,153
Issuance of common stock upon exercise of options	2,633	2	10,206	—	—	—	10,208
Issuance of common stock under RSU release	491	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	565	—	17,284	—	—	—	17,284
Vesting of early exercised options	—	—	849	—	—	—	849
Stock-based compensation expense	—	—	37,713	—	—	—	37,713
Capitalized stock-based compensation	—	—	513	—	—	—	513
Net loss	—	—	—	(29,874)	—	—	(29,874)
Non-controlling interest	—	—	—	—	—	50	50
Other comprehensive income	—	—	—	—	2,119	—	2,119
Balances at July 31, 2020	219,194	$110	$1,476,323	$(686,583)	$1,115	$1,050	$792,015
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Six Months Ended July 31, 2021 and 2020
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2021	223,724	$112	$1,598,259	$(730,116)	$2,319	$1,300	$871,874
Issuance of common stock upon exercise of options	1,761	2	10,214	—	—	—	10,216
Issuance of common stock under RSU release	1,921	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	689	—	27,452	—	—	—	27,452
Issuance of common stock related to early exercised options	57	—	—	—	—	—	—
Vesting of early exercised options	—	—	1,594	—	—	—	1,594
Stock-based compensation expense	—	—	129,010	—	—	—	129,010
Capitalized stock-based compensation	—	—	4,547	—	—	—	4,547
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	4,011	—	—	—	4,011
Net loss	—	—	—	(142,367)	—	2,178	(140,189)
Non-controlling interest	—	—	—		—	3,655	3,655
Other comprehensive loss	—	—	—	—	(769)	—	(769)
Balances at July 31, 2021	228,152	$114	$1,775,087	$(872,483)	$1,550	$7,133	$911,401

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2020	212,948	$106	$1,378,479	$(637,487)	$1,009	$500	$742,607
Issuance of common stock upon exercise of options	4,689	4	16,597	—	—	—	16,601
Issuance of common stock under RSU release	992	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	565	—	17,284	—	—	—	17,284
Vesting of early exercised options	—	—	1,722	—	—	—	1,722
Stock-based compensation expense	—	—	61,351	—	—	—	61,351
Capitalized stock-based compensation	—	—	890	—	—	—	890
Net loss	—	—	—	(49,096)	—	—	(49,096)
Non-controlling interest	—	—	—	—	—	550	550
Other comprehensive loss	—	—	—	—	106	—	106
Balances at July 31, 2020	219,194	$110	$1,476,323	$(686,583)	$1,115	$1,050	$792,015
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2021	2020
Operating activities
Net loss	$(140,189)	$(49,096)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,725	17,621
Loss on disposal of property and equipment	244	—
Amortization of intangible assets	5,735	207
Amortization of deferred contract acquisition costs	50,419	28,171
Non-cash operating lease cost	4,469	4,939
Provision for credit losses	354	(269)
Stock-based compensation expense	130,649	61,351
Gain on sale of debt securities, net	—	(1,347)
Accretion of marketable securities purchased at a premium	—	578
Non-cash interest expense	1,199	320
Change in fair value of strategic investments	(4,356)	—
Changes in operating assets and liabilities, net of impact of acquisition
Accounts receivable	(24,257)	16,020
Deferred contract acquisition costs	(87,576)	(48,988)
Prepaid expenses and other assets	(47,883)	(1,953)
Accounts payable	5,383	9,634
Accrued expenses and other current liabilities	55,242	(8,112)
Accrued payroll and benefits	22,853	(711)
Operating lease liabilities	(5,022)	1,315
Deferred revenue	251,742	118,672
Other liabilities	12,277	5,250
Net cash provided by operating activities	256,008	153,602
Investing activities
Purchases of property and equipment	(55,793)	(30,334)
Capitalized internal-use software and website development	(9,273)	(3,850)
Purchase of strategic investments	(7,309)	(1,000)
Business acquisition, net of cash acquired	(353,746)	—
Purchases of marketable securities	—	(84,904)
Proceeds from sales of marketable securities	—	639,586
Maturities of marketable securities	—	91,605
Net cash (used in) provided by investing activities	(426,121)	611,103
Financing activities
Payment of debt issuance costs related to revolving line of credit	(219)	—
Payment of debt issuance costs related to Senior Notes	(1,581)	—
Proceeds from issuance of common stock upon exercise of stock options	9,492	16,601
Proceeds from issuance of common stock under the employee stock purchase plan	27,452	17,284
Capital contributions from non-controlling interest holders	3,655	550
Net cash provided by financing activities	38,799	34,435
Effect of foreign exchange rates on cash and cash equivalents	(243)	796
Net (decrease) increase in cash and cash equivalents	(131,557)	799,936
Cash and cash equivalents, beginning of period	1,918,608	264,798
Cash and cash equivalents, end of period	$1,787,051	$1,064,734
Supplemental disclosure of cash flow information:
Interest paid	$78	$—
Income taxes paid, net of refunds received	2,337	663
Supplemental disclosure of non-cash investing and financing activities:
Net increase (decrease) in property and equipment included in accounts payable and accrued expenses	4,480	(1,020)
Vesting of early exercised stock options	1,594	1,722
Equity consideration for acquisitions	4,011	—
Operating lease liabilities arising from obtaining operating right of-use assets	3,121	—
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2021, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended July 31, 2021 are not necessarily indicative of the results to be expected for the year ending January 31, 2022 or for any other interim period or for any other future year.
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

Estimates and assumptions used by management include, but are not limited to, revenue recognition, the allowance for credit losses, the useful lives of long-lived assets, the fair values of strategic investments, the period of benefit for deferred contract acquisition costs, the discount rate used for operating leases, the recognition and disclosure of contingent liabilities, income taxes, stock-based compensation, the fair value of assets acquired and liabilities assumed for business combinations, and the fair value and effective interest rate for the Senior Notes.

Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require a material update to its estimates or judgments or an adjustment of the carrying value of its assets or liabilities as of July 31, 2021. While there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three and six months ended July 31, 2021, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.
Concentration of Credit Risk and Geographic Information
The Company generates revenue from the sale of subscriptions to access its cloud platform and professional services. The Company’s sales team, along with its channel partner network of system integrators and value-added resellers (collectively, “channel partners”), sells the Company’s services worldwide to organizations of all sizes.
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, accounts receivable, and strategic investments. The Company’s cash is placed with high-credit-quality financial institutions and issuers, and at times exceed federally insured limits. The Company has not experienced any credit loss relating to its cash equivalents and strategic investments. The Company performs periodic credit evaluations of its customers and generally does not require collateral.
Channel partners or direct customers who represented 10% or more of the Company’s accounts receivable were as follows:

	July 31,	January 31,
	2021	2021
Channel partner A(1)	14%	10%
Customer A(1)	—%	17%
__________________________________
(1)Channel Partner A and Customer A are controlled by the same company.
There were no direct customers or channel partners who represented 10% or more of the Company’s total revenue during the three and six months ended July 31, 2021 and July 31, 2020.
Significant Accounting Policies
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and six months ended July 31, 2021.

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

3.    Investments and Fair Value Measurements
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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	July 31, 2021				January 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents (1)
Money market funds	$396,011	$—	$—	$396,011	$—	$—	$—	$—
Total assets	$396,011	$—	$—	$396,011	$—	$—	$—	$—
__________________________________
(1)Included in “Cash and cash equivalents” on the condensed consolidated balance sheets.
There were no transfers between the levels of the fair value hierarchy during the periods presented.
The following summarizes the changes in strategic investments (in thousands):

	July 31,	January 31,
	2021	2021

Total initial cost	$9,809	$2,500
Unrealized gains due to changes in fair value	4,356	—
Carrying value	$14,165	$2,500

4.    Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	July 31, 2021	January 31, 2021

Other current assets	$38,178	$4,566
Prepaid marketing	23,104	10,852
Prepaid software licenses	17,785	20,596
Prepaid expenses	19,008	12,220
Prepaid hosting services	4,889	5,383
Prepaid expenses and other current assets	$102,964	$53,617
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2021	January 31, 2021

Data center and other computer equipment	$175,359	$146,220
Capitalized internal-use software and website development	54,839	44,358
Leasehold improvements	19,319	19,733
Purchased software	5,219	3,211
Furniture and equipment	6,469	6,498
Construction in process	67,602	35,528
	328,807	255,548
Less: Accumulated depreciation and amortization	(112,975)	(88,534)
Property and equipment, net	$215,832	$167,014
Construction in process primarily includes data center equipment purchased that has not yet been placed in service. As of July 31, 2021, $57.4 million of data center equipment was purchased but not yet been placed into service.
Depreciation and amortization expense of property and equipment was $12.7 million and $9.4 million during the three months ended July 31, 2021 and July 31, 2020, respectively, and $24.7 million and $17.6 million during the six months ended July 31, 2021 and July 31, 2020, respectively.
There was no impairment of website and internal-use software during the three and six months ended July 31, 2021 and July 31, 2020. The Company capitalized $7.6 million and $2.4 million in website and internal-use software during the three months ended July 31, 2021 and July 31, 2020, and $13.8 million and $4.7 million during the six months ended July 31, 2021 and July 31, 2020, respectively. Amortization expense associated with website and internal-use software totaled $2.8 million and $1.8 million during the three months ended July 31, 2021 and July 31, 2020, respectively, and $5.3 million and $3.7 million during the six months ended July 31, 2021 and July 31, 2020, respectively. The net book value of capitalized website and internal-use software was $28.8 million and $20.1 million as of July 31, 2021 and January 31, 2021, respectively.

Intangible Assets, Net
Total intangible assets, net consisted of the following (dollar in thousands):

	July 31, 2021			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$82,416	$6,062	$76,354	87
Customer relationships	9,084	1,215	7,869	77
Other acquired intangible assets	1,774	417	1,357	55
Total	$93,274	$7,694	$85,580

	January 31, 2021			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount

				(in months)
Developed technology	$14,513	$2,193	$12,320	56
Customer relationships	3,769	649	3,120	54
Other acquired intangible assets	399	162	237	185
Total	$18,681	$3,004	$15,677
Amortization of developed technology, customer relationships, and other acquired intangible assets are recorded within cost of revenue, sales and marketing expense, and research and development expense, respectively, in the condensed consolidated statements of operations. Amortization expense of intangible assets was $3.3 million and $0.1 million during the three months ended July 31, 2021 and July 31, 2020, and $5.7 million and $0.2 million during the six months ended July 31, 2021 and July 31, 2020, respectively.
The estimated aggregate future amortization expense of intangible assets as of July 31, 2021 is as follows (in thousands):

Total

Fiscal 2022 (remaining six months)	$6,634
Fiscal 2023	13,199
Fiscal 2024	12,502
Fiscal 2025	12,418
Fiscal 2026	11,331
Thereafter	29,496
Total amortization expense	$85,580
The developed technology, customer relationships, and other acquired intangible assets are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging from 2 to 20 years.
Goodwill
Goodwill during the six months ended July 31, 2021 consisted of the following (in thousands):

Amounts

Goodwill as of January 31, 2021	$83,566
Goodwill acquired(1)	291,273
Foreign currency translation	(529)
Goodwill as of July 31, 2021	$374,310
__________________________________
(1)Goodwill acquired resulted from the acquisition of Humio. Refer to Note 12 for additional information.

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	July 31, 2021	January 31, 2021

Web hosting services	$17,795	$14,187
Other accrued expenses	14,671	11,372
Accrued interest expense	11,937	687
Accrued marketing	10,970	14,592
Accrued purchases of property and equipment	8,979	4,570
Accrued legal and accounting	5,810	5,709
Accrued expenses	$70,162	$51,117
Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following (in thousands):

	July 31, 2021	January 31, 2021

Accrued payroll and related expenses	$40,694	$16,528
Accrued commissions	32,588	32,300
Accrued bonuses	13,518	12,110
Employee Stock Purchase Plan	8,662	10,969
Accrued payroll and benefits	$95,462	$71,907

In April 2020, the Company began deferring payment on its share of payroll taxes owed, as permitted by the CARES Act through December 31, 2020. As of July 31, 2021 and January 31, 2021, the Company had deferred $5.1 million of payroll taxes in other current liabilities and $5.1 million of payroll taxes in other liabilities, noncurrent on the condensed consolidated balance sheet.
5. Debt
Secured Revolving Credit Facility
In April 2019, the Company entered into a Credit Agreement with Silicon Valley Bank and other lenders, to provide a revolving line of credit of up to $150.0 million, including a letter of credit sub-facility in the aggregate amount of $10.0 million, and a swingline sub-facility in the aggregate amount of $10.0 million.
On January 4, 2021, the Company amended and restated its existing credit agreement (the “A&R Credit Agreement” and the facility thereunder the “Revolving Facility”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto, providing the Company with a revolving line of credit of up to $750.0 million, including a letter of credit sub-facility in the aggregate amount of $100.0 million, and a swingline sub-facility in the aggregate amount of $50.0 million. The Company also has the option to request an incremental facility of up to an additional $250.0 million from one or more of the lenders under the A&R Credit Agreement. The A&R Credit Agreement is guaranteed by all of the Company’s material domestic subsidiaries. The A&R Credit Agreement extended the maturity date of April 19, 2022 to January 2, 2026. Under the A&R Credit Agreement, revolving loans may be either Eurodollar Loans or Alternate Base Rate (“ABR”) Loans. Outstanding Eurodollar Loans incur interest at the Eurodollar Rate, which is defined as LIBOR (or any successor thereto), subject to a 0.00% LIBOR floor, plus a margin between 1.50% and 2.00%, depending on the Company’s senior secured leverage ratio. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect for such day plus 0.50%, and (c) the Eurodollar Rate plus 1.00%, in each case plus a margin between (0.25)% and 0.25%, depending on the senior secured leverage ratio. The Company will be charged a commitment fee of 0.15% to 0.25% per year for committed but unused amounts, depending on the senior secured leverage ratio. The financial covenants require the Company to maintain a minimum consolidated interest coverage ratio of 3.00:1.00, a maximum senior secured leverage ratio of 3.00:1.00 (through January 31, 2023), and a maximum total leverage ratio of 5.50:1.00 stepping down to 3.50:1.00 over time. The Company was in compliance with the financial covenants as of July 31, 2021.

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
No amounts were outstanding under the A&R Credit Agreement as of July 31, 2021 and January 31, 2021.
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
The net proceeds from the debt offering were $738.0 million after deducting underwriting commissions of $9.4 million and $2.6 million of issuance costs. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs and accretion of debt discount was $6.0 million and $12.0 million during the three and six months ended July 31, 2021, respectively.
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
As of July 31, 2021, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.
Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of July 31, 2021 was approximately $761.1 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes is categorized as Level 2 for purposes of the fair value measurement hierarchy.
6. Income Taxes
The Company recognized an income tax expense of $4.2 million and $0.4 million for the three months ended July 31, 2021 and July 31, 2020, respectively, and $54.3 million and $1.5 million for the six months ended July 31, 2021 and July 31, 2020, respectively. The tax expense for the three months ended July 31, 2021 was primarily attributable to pre-tax foreign earnings. The tax expense for the six months ended July 31, 2021 was primarily attributable to pre-tax foreign earnings and the intercompany sale of intellectual property from Humio. The Company transferred acquired intellectual property from the foreign subsidiary to the U.S. Although the transfer of the intellectual property between consolidated entities did not result in any gain in the consolidated results of operations, the Company generated a taxable gain in the foreign jurisdiction resulting in an additional tax expense of $48.8 million. The Company’s effective tax rates of (8.0)% and (1.5)% for the three months ended July 31, 2021 and July 31, 2020, respectively, and (61.7)% and (3.1)% for the six months ended July 31, 2021 and July 31, 2020, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax impact from the intercompany sale of intellectual property from Humio for the six months ended July 31, 2021.
The Company has a full valuation allowance on its U.S. federal and state and its U.K. deferred tax assets. As a result, consistent with the prior year, the Company does not record a tax benefit on these losses because it is more likely than not that the benefit will not be realized.
The balance of gross unrecognized tax benefits was $56.9 million and $24.4 million as of July 31, 2021 and January 31, 2021, respectively. The increase was primarily due to establishing an uncertain tax position associated with the intercompany sale of intellectual property. As of July 31, 2021 and January 31, 2021, approximately $22.9 million and $0.6 million, respectively of the unrecognized tax benefits including interest and penalties would affect the Company’s effective tax rate if favorably resolved. Given the uncertainty of the timing of resolving the issue, the Company is unable to estimate the range of possible changes to the balance of our unrecognized tax benefits within the next 12 months.
In accordance with the guidance on the accounting for uncertainty in income taxes, for all U.S. and other tax jurisdictions, the Company recognizes potential liabilities for anticipated tax audit issues based on the Company’s estimate of whether, and the extent to which, additional taxes and interest will be due. If the Company’s estimate of income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes in the condensed consolidated statements of operations. Accrued interest and penalties are included within other liabilities, noncurrent on the condensed consolidated balance sheet.
7.    Leases
Operating Leases
The Company has entered into non-cancelable operating lease agreements with various expiration dates through fiscal 2027. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.
Cash paid for amounts included in the measurement of operating lease liabilities was $3.0 million for both the three months ended July 31, 2021 and July 31, 2020 and $5.9 million and $5.4 million for the six months ended July 31, 2021 and July 31, 2020, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets was $0.5 million and $6.2 million for the three months ended July 31, 2021 and July 31, 2020, respectively, and $3.1 million and $6.2 million for the six months ended July 31, 2021 and July 31, 2020, respectively.
As of July 31, 2021, the weighted-average remaining lease term is 3.7 years, and the weighted-average discount rate is 5.6%.
The component of lease costs was as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

Lease cost
Operating lease cost	$2,845	$2,671	$5,611	$4,954
Short-term lease cost	466	492	962	985
Variable lease cost	887	518	1,736	1,354
Total lease cost	$4,198	$3,681	$8,309	$7,293
There was no sublease income for the three and six months ended July 31, 2021 or July 31, 2020. As of July 31, 2021, the Company has not entered into any non-cancelable operating leases with a term greater than 12 months that have not yet commenced.

The maturities of the Company’s non-cancelable operating lease liabilities are as follows (in thousands):

July 31, 2021

Fiscal 2022 (remaining six months)	$4,307
Fiscal 2023	11,660
Fiscal 2024	11,627
Fiscal 2025	10,518
Fiscal 2026	4,521
Thereafter	456
Total operating lease payments	43,089
Less: imputed interest	(4,337)
Present value of operating lease liabilities	$38,752
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
The fair value of each option was estimated on the date of grant using the following assumptions during the period:

	Six Months Ended July 31,
	2021	2020
Expected term (in years)	3.8 - 5.6	6.05
Risk-free interest rate	0.6% - 1.0%	0.4%
Expected stock price volatility	36.1% - 37.1%	36.0%
Dividend yield	—%	—%

The following table is a summary of stock option activity for the six months ended July 31, 2021:

	Number of Shares	Weighted-Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2021	6,646	$8.24
Granted	93	$3.19
Exercised	(1,761)	$5.80
Canceled	(111)	$10.01
Options outstanding at July 31, 2021	4,867	$8.99
Options vested and expected to vest at July 31, 2021	4,867	$8.99
Options exercisable at July 31, 2021	2,811	$6.19
Options outstanding include 393,656 options that were unvested as of July 31, 2021.
The aggregate intrinsic value of options vested and exercisable was $695.4 million and $711.4 million as of July 31, 2021 and January 31, 2021, respectively. The weighted-average remaining contractual term of options vested and exercisable was 6.2 years and 6.4 years as of July 31, 2021 and January 31, 2021, respectively.
No options were granted during the three months ended July 31, 2021. The weighted-average grant date fair values of all options granted was $32.91 per share during the three months ended July 31, 2020, and $180.08 and $32.91 per share during the six months ended July 31, 2021 and July 31, 2020, respectively. The total intrinsic value of all options exercised was $234.0 million and $242.8 million during the three months ended July 31, 2021 and July 31, 2020, respectively, and $388.4 million and $354.0 million during the six months ended July 31, 2021 and July 31, 2020, respectively.
The aggregate intrinsic value of stock options outstanding as of July 31, 2021 and January 31, 2021 was $1.2 billion and $1.4 billion, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 6.6 years and 7.0 years as of July 31, 2021 and January 31, 2021, respectively.
Total unrecognized stock-based compensation expense related to unvested options was $23.0 million as of July 31, 2021. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 1.5 years. Total unrecognized stock-based compensation expense related to unvested options was $24.3 million as of January 31, 2021. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 1.7 years.
Early Exercise of Employee Options
The 2011 Stock Plan allows for the early exercise of stock options for certain individuals as determined by the Board of Directors. The consideration received for an early exercise of an option is a deposit of the exercise price and the related dollar amount is recorded as a liability for early exercise of unvested stock options in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination or for any reason, including death and disability, at the price paid by the purchaser for such shares. There were no issued shares of common stock related to early exercised stock options for the three and six months ended July 31, 2021 or July 31, 2020. As of July 31, 2021, the number of shares of common stock related to early exercised stock options subject to repurchase was 368,532 shares for $3.8 million. As of January 31, 2021, the number of shares of common stock related to early exercised stock options subject to repurchase was 548,028 shares for $5.4 million. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company includes unvested shares subject to repurchase in the number of shares outstanding in the condensed consolidated balance sheet and statements of stockholders’ equity.
Restricted Stock Units
Restricted Stock Units (“RSUs”) granted under the 2019 Plan are generally subject to only service-based vesting condition. The service-based vesting condition is generally satisfied based on one of four vesting schedules: (i) vesting of one-fourth of the RSUs on the first “Company vest date” (defined as March 20, June 20, September 20, or December 20) on or following the one-year anniversary of the vesting commencement date with the remainder of the RSUs vesting in twelve equal quarterly installments thereafter, subject to continued service, (ii) vesting in sixteen equal quarterly installments, subject to continued service, (iii) vesting in eight equal quarterly installments, subject to continued service, or (iv) vesting sixteen quarterly installments with 10% in the first year, 15% in the second year, 25% in the third year and 50% in the fourth year, subject to continued service. The valuation of such RSUs is based solely on the fair value of the Company’s stock price on the date of grant.
Expense for RSUs that have a service-based vesting condition only are being amortized on a straight-line basis. Expense for RSUs that have both a service-based and a performance-based vesting condition are being amortized under the accelerated attribution method. Total unrecognized stock-based compensation expense related to unvested RSUs was $557.7 million as of July 31, 2021. This expense is expected to be amortized (subject to acceleration or straight-line basis) over a weighted-average vesting period of 2.4 years.
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
Expense for PSUs are being amortized under the accelerated attribution method and may be adjusted over the vesting period based on interim estimates of performance against pre-set objectives. Total unrecognized stock-based compensation expense related to unvested PSUs was $71.6 million as of July 31, 2021. This expense is expected to be amortized over a weighted-average vesting period of 1.5 years.
The following table is a summary of RSU and PSU activities for the six months ended July 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2021	8,449	$59.27
Granted	1,554	$205.49
Vested	(1,921)	$55.41
Performance adjustment (1)	153	$58.15
Forfeited	(216)	$92.80
RSUs and PSUs outstanding at July 31, 2021	8,019	$87.60
RSUs and PSUs expected to vest at July 31, 2021	8,019	$87.60
__________________________________
(1)Performance adjustment represents adjustments in shares outstanding due to the actual achievement of performance based awards, the achievement of which was based upon predefined financial performance targets.
Employee Stock Purchase Plan
In May 2019, the board of directors adopted, and the stockholders approved the CrowdStrike Holdings, Inc. 2019 Employee Stock Purchase Plan (“ESPP”), which became effective on June 10, 2019, which was the business day prior to the effectiveness of the Company’s registration statement on Form S-1 used in connection with the Company’s IPO. A total of 3,500,000 shares of Class A common stock were initially reserved for issuance under the ESPP. The Company’s compensation committee administers the ESPP. The number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each fiscal year beginning on February 1, 2020, equal to the lesser of: (i) one percent (1%) of outstanding shares of the Company’s capital stock as of the last day of the immediately preceding fiscal year or (ii) such other amount as its board of directors may determine. In May 2021, the Company’s compensation committee adopted an amendment and restatement of the ESPP, which was approved by the Company’s stockholders in June 2021. The amended and restated ESPP clarified the original intent that the annual increase will in no event exceed 5,000,000 shares of the Company’s Class A common stock in any year.

The ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and is comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 11 and December 11 of each year. The first offering period commenced on June 11, 2019 and ended on June 10, 2021.
The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares shall be 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP allows for up to one increase in contribution during each purchase period. If an employee elects to increase his or her contribution, the Company treats this as an accounting modification. The pre- and post-modification fair values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase period. Incremental expense as a result of such modification was $1.8 million and $0.8 million for the three months ended July 31, 2021 and July 31, 2020, respectively, and $4.3 million and $0.8 million for the six months ended July 31, 2021 and July 31, 2020, respectively.
Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued at July 31, 2021 and January 31, 2021 totaled $8.7 million and $11.0 million are included within accrued payroll and benefits in the condensed consolidated balance sheets.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares to be issued under the ESPP for the offering periods beginning in June 2019:

Six Months Ended July 31,
	2021	2020
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.0% - 1.9%	0.2% - 2.0%
Expected stock price volatility	33.0% - 55.9%	30.1% - 54.3%
Dividend yield	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

Subscription cost of revenue	$5,294	$2,635	$9,579	$4,630
Professional services cost of revenue	2,389	1,425	4,417	2,396
Sales and marketing	25,265	13,603	42,679	22,290
Research and development	25,808	9,029	43,609	13,929
General and administrative	17,531	11,021	30,365	18,106
Total stock-based compensation expense	$76,287	$37,713	$130,649	$61,351

9.    Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes the revenue from contracts by type of customer (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2021		2020		2021		2020
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

Channel Partners	$251,768	75%	$153,412	77%	$478,823	75%	$283,692	75%
Direct Customers	85,922	25%	45,559	23%	161,710	25%	93,357	25%
Total revenue	$337,690	100%	$198,971	100%	$640,533	100%	$377,049	100%
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
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2021		2020		2021		2020
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

United States	$244,668	72%	$141,733	71%	$464,470	73%	$271,214	72%
Europe, Middle East, and Africa	46,550	14%	28,552	14%	88,199	14%	53,594	14%
Asia Pacific	32,998	10%	17,733	9%	61,998	9%	32,634	9%
Other	13,474	4%	10,953	6%	25,866	4%	19,607	5%
Total revenue	$337,690	100%	$198,971	100%	$640,533	100%	$377,049	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the three and six months ended July 31, 2021 and July 31, 2020.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $281.4 million and $165.1 million for the three months ended July 31, 2021 and July 31, 2020, respectively, and $447.2 million and $261.9 million for the six months ended July 31, 2021 and July 31, 2020, respectively, that were included in the corresponding contract liability balance at the beginning of the period.
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

Changes in deferred revenue were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	Carrying Amount

Beginning Balance	$1,021,991	$635,973	$911,895	$571,168
Additions to deferred revenue	480,056	252,838	892,995	495,721
Recognition of deferred revenue	(337,690)	(198,971)	(640,533)	(377,049)
Ending Balance	$1,164,357	$689,840	$1,164,357	$689,840
Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancelable. Customers typically have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of July 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.7 billion. The Company expects to recognize 71% of the remaining performance obligations in the next 12 months and 28% between 13 to 36 months, with the remainder to be recognized thereafter.
Costs to Obtain and Fulfill a Contract
The Company capitalizes referral fees paid to partners and sales commission and associated payroll taxes paid to internal sales personnel, contractors or sales agents that are incremental to the acquisition of channel partner and direct customer contracts and would not have occurred absent the customer contract. These costs are recorded as deferred contract acquisition costs, current and deferred contract acquisition costs, noncurrent on the condensed consolidated balance sheets.
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to channel partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of 4 years while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of six months and included in sales and marketing expense in the condensed consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the three and six months ended July 31, 2021 and July 31, 2020.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

Beginning balance	$210,780	$123,318	$198,756	$114,206
Capitalization of contract acquisition costs	51,176	26,425	87,576	48,988
Amortization of deferred contract acquisition costs	(26,043)	(14,720)	(50,419)	(28,171)
Ending balance	$235,913	$135,023	$235,913	$135,023

Deferred contract acquisition costs, current	$95,470	$53,837	$95,470	$53,837
Deferred contract acquisition costs, noncurrent	140,443	81,186	140,443	81,186
Total deferred contract acquisition costs	$235,913	$135,023	$235,913	$135,023

10.    Commitments and Contingencies
Purchase Obligations
The Company enters into long-term non-cancelable agreements with providers to purchase data center capacity, such as bandwidth and colocation space, for the Company’s cloud platform. As of July 31, 2021, the Company is committed to spend $63.5 million on such agreements through fiscal 2027. These obligations are included in purchase obligations below.

In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase products and services such as technology, equipment, office renovations, corporate events, and consulting services. A summary of noncancellable purchase obligations in excess of one year as of July 31, 2021 with expected date of payment is as follows (in thousands):

Total Commitments

Fiscal 2022 (remaining six months)	$35,965
Fiscal 2023	48,291
Fiscal 2024	43,672
Fiscal 2025	8,853
Fiscal 2026	6,766
Thereafter	2,181
Total purchase commitments	$145,728
Letters of Credit
As of July 31, 2021 and January 31, 2021, the Company had an unused standby letter of credit for $0.4 million securing its headquarters facility in Sunnyvale, California, as well as an unused standby letter of credit for $1.0 million securing its facility in Austin, Texas.
Litigation

In November 2016, Fair Isaac Corporation (“FICO”) filed a petition before the Trademark Trial and Appellate Board (“TTAB”) at the U.S. Patent and Trademark Office, seeking cancellation of the Company’s registration of its “CrowdStrike Falcon” trademark, and a notice of opposition of the Company’s trademark application for “Falcon OverWatch.” The Company denies that any of the relief FICO seeks is appropriate, and has itself moved to cancel, or in the alternative amend, FICO’s “Falcon” trademark registrations before the TTAB. The proceedings have been consolidated and are in the discovery phase with trial periods scheduled to begin in December 2021. The Company is vigorously defending the case, but given the early stage, although a loss may reasonably be possible, the Company is unable to predict the likelihood of success of FICO’s claims or estimate a loss or range of loss. As a result, no liability has been recorded as of July 31, 2021 or January 31, 2021.
In addition, the Company is involved in various other legal proceedings and subject to claims that arise in the ordinary course of business. For any claims for which the Company believes a liability is both probable and reasonably estimable, the Company records a liability in the period for which it makes this determination. There is no pending or threatened legal proceeding to which the Company is a party that, in the Company’s opinion, is likely to have a material adverse effect on its condensed consolidated financial statements; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on the Company’s business because of defense and settlement costs, diversion of management resources, and other factors. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect the Company’s condensed consolidated financial statements.
Warranties and Indemnification
The Company’s cloud computing services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s online help documentation under normal use and circumstances.

The Company’s arrangements generally include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. In addition, for its Falcon Complete customers, the Company offers a limited warranty, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. The Company has entered into an insurance policy to reduce its potential liability arising from this limited warranty arrangement. To date, the Company has not incurred any material costs because of such obligations and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements.
The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of July 31, 2021 or January 31, 2021.
11.    Related Party Transactions
Subscription and Professional Services Revenue from Related Parties
During the three and six months ended July 31, 2021 and July 31, 2020, certain investors and companies with whom the Company’s Board of Directors are affiliated with, purchased subscriptions and professional services. The Company recorded revenue from subscriptions and professional services from related parties of $1.8 million and $1.0 million during the three months ended July 31, 2021 and July 31, 2020, respectively, and $3.6 million and $1.9 million during the six months ended July 31, 2021 and July 31, 2020, respectively. Accounts receivable associated with these related parties was $4.2 million and $1.3 million as of July 31, 2021 and January 31, 2021, respectively.
Accounts Payable to Related Parties
The Company purchased goods and services totaling $2.0 million and $0.1 million, respectively, from certain investors and companies with whom its Board of Directors are affiliated with during the three months ended July 31, 2021 and July 31, 2020, respectively, and $13.5 million and $0.9 million during the six months ended July 31, 2021 and July 31, 2020, respectively. The accounts payable to such vendors was immaterial as of July 31, 2021 and January 31, 2021.
12.    Acquisitions
Humio Limited
On March 5, 2021, the Company acquired 100% of the equity interest of Humio Limited (“Humio”), a privately-held company that is a leading provider of high-performance cloud log management and observability technology. The total consideration transferred was $370.3 million which consisted of $353.8 million in cash, net of $12.5 million cash acquired, and $4.0 million representing the fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated, on a preliminary basis, to identified intangible assets, which include developed technology, customer relationships, and trade names, of $75.6 million, net tangible assets acquired of $3.4 million, and goodwill of $291.3 million allocated to the Company’s one reporting unit, representing the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The goodwill was primarily attributable to the assembled workforce of Humio, planned growth in new markets, and synergies expected to be achieved from the integration of Humio. Goodwill is not deductible for income tax purposes.
Per the terms of the share purchase agreement with Humio, certain unvested stock options held by Humio employees were canceled and exchanged for replacement stock options under the 2019 Plan. Additionally, certain shares of stock issued pursuant to share-based compensation awards to entities affiliated with certain Humio employees were exchanged for replacement RSAs of the Company, which are subject to future vesting. The portion of the fair value of the replacement equity awards associated with pre-acquisition service of Humio’s employees represented a component of the total purchase consideration. The remaining fair value of these issued awards is subject to the recipients’ continued service and thus were excluded from the purchase price. In addition, Humio employees were granted RSUs and PSUs under the 2019 Plan. The awards which are subject to continued service will be recognized ratably as stock-based compensation expense over the requisite service period. The awards which are based on specified performance targets will be recognized under the accelerated attribution method.

The following table sets forth the preliminary fair value of the identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollar in thousands):

	Fair Value	Useful Life
		(in months)
Developed technology	$68,800	96
Customer relationships	5,400	96
Trade names	1,400	24
Total intangible assets acquired	$75,600

The Company incurred non-consideration acquisition expense of $0.7 million and $4.7 million during the three and six months ended July 31, 2021, respectively. The acquisition costs are recorded in general and administrative expenses in the Company’s condensed consolidated statement of operations.

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
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollar in thousands):

	Fair Value	Useful Life
		(in months)
Developed technology	$13,200	60
Customer relationships	3,100	60
Trade names	85	12
Total intangible assets acquired	$16,385
The Company did not incur non-consideration acquisition expense during the three months ended July 31, 2021.The Company incurred non-consideration acquisition expense of $0.3 million during the six months ended July 31, 2021. The acquisition costs are recorded in general and administrative expenses in the Company’s condensed consolidated statement of operations.

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
13.    Net Loss Per Share Attributable to Common Stockholders
The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020
Class A Common Stock

Net loss attributable to CrowdStrike	$(51,078)	$(23,059)	$(125,898)	$(33,407)
Weighted-average shares used in computing net loss per share attributable to CrowdStrike, basic and diluted	201,720	167,262	199,216	146,249
Net loss per share attributable to CrowdStrike, basic and diluted	$(0.25)	$(0.14)	$(0.63)	$(0.23)

Class B Common Stock

Net loss attributable to CrowdStrike	$(6,240)	$(6,815)	$(16,469)	$(15,689)
Weighted-average shares used in computing net loss per share attributable to CrowdStrike, basic and diluted	24,642	49,433	26,060	68,683
Net loss per share attributable to CrowdStrike, basic and diluted	$(0.25)	$(0.14)	$(0.63)	$(0.23)
Since the Company was in a net loss position for all periods presented, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been antidilutive. The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	July 31, 2021	July 31, 2020

Shares of common stock subject to repurchase from outstanding stock options	369	728
RSUs and PSUs subject to future vesting	8,019	8,311
Shares of common stock issuable from stock options	4,867	9,871
Share purchase rights under the employee stock purchase plan	575	1,154
Potential common shares excluded from diluted net loss per share	13,830	20,064

The above table excludes founder holdbacks related to business combinations. A variable number of shares will be issued upon vesting to settle a fixed monetary amount of $11.4 million which are contingent upon continued employment with the Company for two years. The share price will be determined based on the Company’s average stock price 5 days prior to each vesting date.

14.     Subsequent Events
On August 28, 2021, recognizing the significant potential impact Mr. Kurtz is anticipated to make toward achieving the Company’s strategic and business goals going forward, as well as his instrumental role in the Company’s achievements to date, the Board approved an award of 540,000 PSUs under the 2019 Plan to George Kurtz, the Company’s President and Chief Executive Officer (which grant was amended and restated on September 1, 2021). The number of shares is comprised of four equal tranches, each of which will be earned and vested upon the satisfaction of the Company’s achievement of specified stock price hurdles and a service-based vesting condition. For more information on this grant, see Part II Item 5 Other information included in this Quarterly Report on Form 10-Q.

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
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty, and economic disruption. In March 2020, we implemented several measures to help ensure the health and safety of our employees around the globe including restricting all travel and transitioning 100% of our workforce to be remote. In addition, in response to the uncertain macroeconomic environment, we converted all of our marketable securities to cash and cash equivalents during the three months ended April 30, 2020 and all of our investments were classified as cash and cash equivalents as of July 31, 2021. Thus far, the impact of the pandemic has been modest with respect to some customers, particularly in heavily impacted industries, requesting special billing or payment terms. Our gross retention rate for the second quarter of fiscal 2022 remained consistently high and our dollar-based net retention rate was once again above 120 percent as we continued to expand the number of endpoints and modules within existing customers.
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
On March 5, 2021, the Company acquired 100% of the equity interest of Humio Limited (“Humio”), a privately-held company that is a leading provider of high-performance cloud log management and observability technology. The acquisition has been accounted for as a business combination. The total consideration transferred was $370.3 million which consisted of $353.8 million in cash, net of $12.5 million cash acquired, and $4.0 million representing the fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated, on a preliminary basis, to identified intangible assets, which include developed technology, customer relationships and trade names, of $75.6 million, net tangible assets acquired of $3.4 million and goodwill of $291.3 million allocated to the Company’s one reporting unit, representing the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The goodwill was primarily attributable to the assembled workforce of Humio, planned growth in new markets and synergies expected to be achieved from the integration of Humio. Goodwill is not deductible for income tax purposes.
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
The following table sets forth the number of our subscription customers as of the dates presented:

	As of July 31,
	2021	2020
Subscription customers	13,080	7,230
Year-over-year growth	81%	91%
We added 1,660 and 3,184 net new subscription customers during the three and six months ended July 31, 2021, respectively, for a total of 13,080 subscription customers as of July 31, 2021, representing 81% growth year-over-year. We added 969 and 1,799 net new subscription customers during the three and six months ended July 31, 2020, respectively, for a total of 7,230 subscription customers as of July 31, 2020, representing 91% growth year-over-year.
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
The following table sets forth our ARR as of the dates presented (dollar in thousands):

	As of July 31,
	2021	2020

Annual recurring revenue	$1,344,451	$790,583
Year-over-year growth	70%	87%

ARR grew to $1.3 billion as of July 31, 2021, of which $150.6 million and $294.4 million was net new ARR added for the three and six months ended July 31, 2021, respectively. ARR grew to $790.6 million as of July 31, 2020, of which $104.5 million and $190.1 million was net new ARR added for three and six months ended July 31, 2020, respectively.
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
Professional Services Revenue. Professional services revenue includes incident response and proactive services, forensic and malware analysis, and attribution analysis. Professional services are generally sold separately from subscriptions to our Falcon platform, although customers frequently enter into a separate arrangement to purchase subscriptions to our Falcon platform at the conclusion of a professional services arrangement. Professional services are available through hourly rate and fixed fee contracts, one-time and ongoing engagements, and retainer-based agreements. For time and materials and retainer-based arrangements, revenue is recognized as services are performed. For fixed fee contracts, we recognize revenue by applying the percentage of completion method.
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
Other Income, Net. Other income, net, consists primarily of income earned on our cash and cash equivalents, if any; gain (loss) on strategic investments and foreign currency transaction gains and losses.
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
Results of Operations
The following tables set forth our condensed consolidated statements of operations for each period presented (dollar in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %	Six Months Ended July 31,		Change $	Change %
	2021	2020			2021	2020

Revenue
Subscription	$315,836	$184,256	$131,580	71%	$597,064	$346,478	$250,586	72%
Professional services	21,854	14,715	7,139	49%	43,469	30,571	12,898	42%
Total revenue	337,690	198,971	138,719	70%	640,533	377,049	263,484	70%
Cost of revenue
Subscription (1) (2)	75,993	44,037	31,956	73%	140,896	81,281	59,615	73%
Professional services (1)	14,439	10,354	4,085	39%	28,041	20,005	8,036	40%
Total cost of revenue	90,432	54,391	36,041	66%	168,937	101,286	67,651	67%
Gross profit	247,258	144,580	102,678	71%	471,596	275,763	195,833	71%
Operating expenses
Sales and marketing (1) (2)	153,861	95,127	58,734	62%	288,992	183,265	105,727	58%
Research and development (1) (2)	90,455	50,483	39,972	79%	168,635	91,061	77,574	85%
General and administrative (1) (3) (4)	50,345	28,961	21,384	74%	92,719	54,004	38,715	72%
Total operating expenses	294,661	174,571	120,090	69%	550,346	328,330	222,016	68%
Loss from operations	(47,403)	(29,991)	(17,412)	58%	(78,750)	(52,567)	(26,183)	50%
Interest expense (5)	(6,296)	(174)	(6,122)	3,518%	(12,526)	(317)	(12,209)	3,851%
Other income, net (6)	619	732	(113)	(15)%	5,387	5,265	122	2%
Loss before provision for income taxes	(53,080)	(29,433)	(23,647)	80%	(85,889)	(47,619)	(38,270)	80%
Provision for income taxes(7)	4,238	441	3,797	861%	54,300	1,477	52,823	3,576%
Net loss	(57,318)	(29,874)	(27,444)	92%	(140,189)	(49,096)	(91,093)	186%
Net income attributable to noncontrolling interest	—	—	—	—%	2,178	—	2,178	100%
Net loss attributable to CrowdStrike	$(57,318)	$(29,874)	$(27,444)	92%	$(142,367)	$(49,096)	$(93,271)	190%
___________________________________________

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

Subscription cost of revenue	$5,294	$2,635	$9,579	$4,630
Professional services cost of revenue	2,389	1,425	4,417	2,396
Sales and marketing	25,265	13,603	42,679	22,290
Research and development	25,808	9,029	43,609	13,929
General and administrative	17,531	11,021	30,365	18,106
Total stock-based compensation expense	$76,287	$37,713	$130,649	$61,351
(2)Includes amortization of acquired intangible assets as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

Subscription cost of revenue	$2,771	$63	$4,766	$125
Sales and marketing	547	31	969	62
Research and development	—	10	—	20
Total amortization of acquired intangibles	$3,318	$104	$5,735	$207
(3)Includes acquisition-related expenses as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

General and administrative	596	—	4,941	—
Total acquisition-related expenses	$596	$—	$4,941	$—
(4)Includes legal reserve and settlement charges as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

General and administrative	$2,500	$—	$2,500	$—
Total legal reserve and settlement charges	$2,500	$—	$2,500	$—
(5)Includes amortization of debt issuance costs and discount as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

Interest expense	$546	$—	$1,093	$—
Total amortization of debt issuance costs and discount	$546	$—	$1,093	$—
(6)Includes gains from strategic investments as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

Other income, net	$—	$—	$4,356	$—
Total gains from strategic investments	$—	$—	$4,356	$—
(7)Includes tax costs for intellectual property integration relating to the Humio acquisition as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

Provision for income taxes	$—	$—	$48,824	$—
Total provision for income taxes	$—	$—	$48,824	$—

The following table presents the components of our condensed consolidated statements of operations as a percentage of total revenue for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

	%		%
Revenue
Subscription	94%	93%	93%	92%
Professional services	6%	7%	7%	8%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	23%	22%	22%	22%
Professional services	4%	5%	4%	5%
Total cost of revenue	27%	27%	26%	27%
Gross profit	73%	73%	74%	73%
Operating expenses
Sales and marketing	46%	48%	45%	49%
Research and development	27%	25%	26%	24%
General and administrative	15%	15%	14%	14%
Total operating expenses	87%	88%	86%	87%
Loss from operations	(14)%	(15)%	(12)%	(14)%
Interest expense	(2)%	—%	(2)%	—%
Other income, net	—%	—%	1%	1%
Loss before provision for income taxes	(16)%	(15)%	(13)%	(13)%
Provision for income taxes	1%	—%	8%	—%
Net loss	(17)%	(15)%	(22)%	(13)%
Net income attributable to noncontrolling interest	—%	N/A	—%	N/A
Net loss attributable to CrowdStrike	(17)%	(15)%	(22)%	(13)%
Comparison of the Three Months Ended July 31, 2021 and 2020
Revenue
The following shows total revenue from subscriptions and professional services for the three months ended July 31, 2021 as compared to the three months ended July 31, 2020 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2021	2020

Subscription	$315,836	$184,256	$131,580	71%
Professional services	21,854	14,715	7,139	49%
Total revenue	$337,690	$198,971	$138,719	70%
Total revenue increased by $138.7 million, or 70%, for the three months ended July 31, 2021, compared to the three months ended July 31, 2020. Subscription revenue accounted for 94% of our total revenue for the three months ended July 31, 2021, and 93% of our total revenue for the three months ended July 31, 2020. Professional services revenue accounted for 6% of our total revenue for the three months ended July 31, 2021, and 7% of our total revenue for the three months ended July 31, 2020.
Subscription revenue increased by $131.6 million, or 71%, for the three months ended July 31, 2021, compared to the three months ended July 31, 2020. This increase was primarily attributable to the addition of new subscription customers, as we increased our customer base by 81% from 7,230 subscription customers as of July 31, 2020 to 13,080 subscription customers as of July 31, 2021. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 34%, 41%, and 25% of total subscription revenue for the three months ended July 31, 2021, respectively. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 33%, 35%, and 32% of total subscription revenue for the three months ended July 31, 2020, respectively.
Professional services revenue increased by $7.1 million, or 49%, for the three months ended July 31, 2021, compared to the three months ended July 31, 2020, which was primarily attributable to an increase in the number of professional service hours performed.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the three months ended July 31, 2021 as compared to the three months ended July 31, 2020 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2021	2020

Subscription	$75,993	$44,037	$31,956	73%
Professional services	14,439	10,354	4,085	39%
Total cost of revenue	$90,432	$54,391	$36,041	66%
Total cost of revenue increased by $36.0 million, or 66%, for the three months ended July 31, 2021, compared to the three months ended July 31, 2020. Subscription cost of revenue increased by $32.0 million, or 73%, for the three months ended July 31, 2021, compared to the three months ended July 31, 2020. The increase in subscription cost of revenue was primarily due to an increase in cloud hosting and related services of $10.3 million driven by increased customer activity, an increase in employee-related expenses of $10.0 million driven by a 59% increase in average headcount, an increase in stock-based compensation expense of $2.7 million, an increase in amortization of intangible assets of $2.7 million, an increase in depreciation of data center equipment of $1.8 million, and an increase in allocated overhead costs of $1.2 million.
Professional services cost of revenue increased by $4.1 million, or 39%, for the three months ended July 31, 2021, compared to the three months ended July 31, 2020. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $2.3 million driven by an increase in average headcount of 41% and an increase in stock-based compensation expense of $1.0 million.
The following shows gross profit and gross margin for subscriptions and professional services for the three months ended July 31, 2021 as compared to the three months ended July 31, 2020 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2021	2020

Subscription gross profit	$239,843	$140,219	$99,624	71%
Professional services gross profit	7,415	4,361	3,054	70%
Total gross profit	$247,258	$144,580	$102,678	71%

	Three Months Ended July 31,		Change %
	2021	2020
Subscription gross margin	76%	76%	—%
Professional services gross margin	34%	30%	4%
Total gross margin	73%	73%	—%

Subscription gross margin was relatively flat for the three months ended July 31, 2021, compared to the three months ended July 31, 2020. This was a result of continuing to shift more of our operations from third-party cloud service providers to colocation data centers, continued optimization of our software development and our cloud database systems and continued expansion of module adoption by our customer base. The above were offset by higher intangibles amortization resulting from acquisitions and higher stock-based compensation expense. As of July 31, 2021, 66% of our customer base had adopted four or more modules, 53% of our customer base had adopted five or more modules, and 29% of our customer base had adopted six or more modules. As of July 31, 2020, 57% of our customer base had adopted four or more modules, 39% of our customer base had adopted five or more modules, and 12% of our customer base had adopted six or more modules.
Professional services gross margin increased by 4% for the three months ended July 31, 2021, compared to the three months ended July 31, 2020. The increase in professional services gross margin resulted primarily due to growth in new Services offerings that are not based on billable hours during the three months ended July 31, 2021 compared to the three months ended July 31, 2020, partially offset by decrease in utilization during the three months ended July 31, 2021 compared to the three months ended July 31, 2020.
Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the three months ended July 31, 2021 as compared to the three months ended July 31, 2020 (in thousands, except percentage):

	Three Months Ended July 31,		Change $	Change %
	2021	2020

Sales and marketing expenses	$153,861	$95,127	$58,734	62%
Sales and marketing expenses increased by $58.7 million, or 62%, for the three months ended July 31, 2021, compared to the three months ended July 31, 2020. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $27.8 million driven by an increase in sales and marketing average headcount of 37%, an increase in stock-based compensation of $11.7 million, an increase in marketing programs of $11.4 million, an increase in allocated overhead costs of $1.8 million, and an increase in employee health insurance costs of $1.3 million.
Research and Development
The following shows research and development expenses for the three months ended July 31, 2021 as compared to the three months ended July 31, 2020 (in thousands, except percentage):

	Three Months Ended July 31,		Change $	Change %
	2021	2020

Research and development expenses	$90,455	$50,483	$39,972	79%
Research and development expenses increased by $40.0 million, or 79%, for the three months ended July 31, 2021, compared to the three months ended July 31, 2020. This increase was primarily due to an increase in employee-related expenses of $19.5 million driven by an increase in research and development average headcount of 67%, an increase in stock-based compensation of $16.8 million, an increase in allocated overhead costs of $2.2 million, and an increase in cloud hosting and related costs of $1.9 million, partially offset by an increase of $2.7 million in software capitalization.
General and Administrative
The following shows general and administrative expenses for the three months ended July 31, 2021 as compared to the three months ended July 31, 2020 (in thousands, except percentage):

	Three Months Ended July 31,		Change $	Change %
	2021	2020

General and administrative expenses	$50,345	$28,961	$21,384	74%

General and administrative expenses increased by $21.4 million, or 74%, for the three months ended July 31, 2021, compared to the three months ended July 31, 2020. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $6.5 million, an increase in employee-related expenses of $4.8 million driven by an increase in general and administrative average headcount of 47%, an increase of $2.5 million due to legal reserve and settlement charges, an increase in consulting expense of $1.3 million primarily due to acquisition related expenses, an increase in legal expense of $1.2 million, an increase in travel expense of $1.0 million, an increase in term based software licenses of $0.8 million, an increase in tax and licenses of $0.7 million, and an increase in allocated overhead costs of $0.5 million.
Interest Expense and Other Income, Net
The following shows Interest expense and Other income, net, for the three months ended July 31, 2021 as compared to the three months ended July 31, 2020 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2021	2020

Interest expense	$(6,296)	$(174)	$(6,122)	3,518%
Other income, net	$619	$732	$(113)	(15)%
Interest expense consists primarily of interest expense from the amortization of debt issuance costs, contractual interest expense and accretion of debt discount for our Senior Notes issued in January 2021.
The change in other income, net, for the three months ended July 31, 2021 compared to the three months ended July 31, 2020, was primarily due to fluctuations in foreign currency transaction gains and losses, partially offset by an increase in interest income.
Provision for Income Taxes
The following shows the provision for income taxes for the three months ended July 31, 2021 as compared to the three months ended July 31, 2020 (in thousands, except percentage):

	Three Months Ended July 31,		Change $	Change %
	2021	2020

Provision for income taxes	$4,238	$441	$3,797	861%
The increase in provision for income taxes of $3.8 million during the three months ended July 31, 2021 compared to the three months ended July 31, 2020 was primarily driven by pre-tax foreign earnings and withholding taxes related to customer payments in certain foreign jurisdictions in which we conduct business.
Comparison of the Six Months Ended July 31, 2021 and 2020
Revenue
The following shows total revenue from subscriptions and professional services for the six months ended July 31, 2021 as compared to the six months ended July 31, 2020 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2021	2020

Subscription	$597,064	$346,478	$250,586	72%
Professional services	43,469	30,571	12,898	42%
Total revenue	$640,533	$377,049	$263,484	70%
Total revenue increased by $263.5 million, or 70%, for the six months ended July 31, 2021, compared to the six months ended July 31, 2020. Subscription revenue accounted for 93% of our total revenue for the six months ended July 31, 2021, and 92% of our total revenue for the six months ended July 31, 2020. Professional services revenue accounted for 7% of our total revenue for the six months ended July 31, 2021, and 8% of our total revenue for the six months ended July 31, 2020.

Subscription revenue increased by $250.6 million, or 72%, for the six months ended July 31, 2021, compared to the six months ended July 31, 2020. This increase was primarily attributable to the addition of new subscription customers, as we increased our customer base by 81% from 7,230 subscription customers as of July 31, 2020 to 13,080 subscription customers as of July 31, 2021. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 34%, 41%, and 25% of total subscription revenue for the six months ended July 31, 2021, respectively. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 33%, 35%, and 32% of total subscription revenue for the six months ended July 31, 2020, respectively.
Professional services revenue increased by $12.9 million, or 42%, for the six months ended July 31, 2021, compared to the six months ended July 31, 2020, which was primarily attributable to an increase in the number of professional service hours performed.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the six months ended July 31, 2021 as compared to the six months ended July 31, 2020 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2021	2020

Subscription	$140,896	$81,281	$59,615	73%
Professional services	28,041	20,005	8,036	40%
Total cost of revenue	$168,937	$101,286	$67,651	67%
Total cost of revenue increased by $67.7 million, or 67%, for the six months ended July 31, 2021, compared to the six months ended July 31, 2020. Subscription cost of revenue increased by $59.6 million, or 73%, for the six months ended July 31, 2021, compared to the six months ended July 31, 2020. The increase in subscription cost of revenue was primarily due to an increase in cloud hosting and related services of $21.5 million driven by increased customer activity, an increase in employee-related expenses of $19.1 million driven by a 58% increase in average headcount, an increase in stock-based compensation expense of $4.9 million, an increase in amortization of intangible assets of $4.6 million, an increase in depreciation of data center equipment of $3.9 million, an increase in allocated overhead costs of $2.2 million, an increase in depreciation of internal use software of $1.5 million, and an increase in employee health insurance costs of $1.2 million.
Professional services cost of revenue increased by $8.0 million, or 40%, for the six months ended July 31, 2021, compared to the six months ended July 31, 2020. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $5.1 million driven by an increase in average headcount of 42% and an increase in stock-based compensation expense of $2.0 million.
The following shows gross profit and gross margin for subscriptions and professional services for the six months ended July 31, 2021 as compared to the six months ended July 31, 2020 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2021	2020

Subscription gross profit	$456,168	$265,197	$190,971	72%
Professional services gross profit	15,428	10,566	4,862	46%
Total gross profit	$471,596	$275,763	$195,833	71%

	Six Months Ended July 31,		Change %
	2021	2020
Subscription gross margin	76%	77%	(1)%
Professional services gross margin	35%	35%	—%
Total gross margin	74%	73%	1%

Subscription gross margin slightly decreased for the six months ended July 31, 2021, compared to the six months ended July 31, 2020. The decrease in subscription gross margin was primarily due to higher intangibles amortization resulting from acquisitions and higher stock-based compensation expense during the six months ended July 31, 2021, compared to the six months ended July 31, 2020. This was partially offset by our continuing to shift more of our operations from third-party cloud service providers to colocation data centers, continued optimization of our software development and our cloud database systems and continued expansion of module adoption by our customer base.
Professional services gross margin was relatively flat for the six months ended July 31, 2021, compared to the six months ended July 31, 2020.
Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the six months ended July 31, 2021 as compared to the six months ended July 31, 2020 (in thousands, except percentage):

	Six Months Ended July 31,		Change $	Change %
	2021	2020

Sales and marketing expenses	$288,992	$183,265	$105,727	58%
Sales and marketing expenses increased by $105.7 million, or 58%, for the six months ended July 31, 2021, compared to the six months ended July 31, 2020. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $56.0 million driven by an increase in sales and marketing average headcount of 35%, an increase in stock-based compensation of $20.4 million, an increase in marketing programs of $20.1 million, an increase in allocated overhead costs of $3.3 million and an increase in employee health insurance costs of $2.1 million, partially offset by a decrease in company events expenses of $2.7 million, a decrease in trade shows of $1.2 million, and a decrease in travel-related costs of $1.0 million due to the fact that, as a result of the COVID-19 pandemic, a majority of our workforce was working remotely and incurred limited travel costs.
Research and Development
The following shows research and development expenses for the six months ended July 31, 2021 as compared to the six months ended July 31, 2020 (in thousands, except percentage):

	Six Months Ended July 31,		Change $	Change %
	2021	2020

Research and development expenses	$168,635	$91,061	$77,574	85%
Research and development expenses increased by $77.6 million, or 85%, for the six months ended July 31, 2021, compared to the six months ended July 31, 2020. This increase was primarily due to an increase in employee-related expenses of $40.2 million driven by an increase in research and development average headcount of 66%, an increase in stock-based compensation of $29.7 million, an increase in allocated overhead costs of $4.1 million, an increase in cloud hosting and related costs of $3.0 million, an increase in employee life insurance of $1.4 million, and an increase in software licenses of $1.1 million, partially offset by an increase in software capitalization of $4.8 million.
General and Administrative
The following shows general and administrative expenses for the six months ended July 31, 2021 as compared to the six months ended July 31, 2020 (in thousands, except percentage)

	Six Months Ended July 31,		Change $	Change %
	2021	2020

General and administrative expenses	$92,719	$54,004	$38,715	72%

General and administrative expenses increased by $38.7 million, or 72%, for the six months ended July 31, 2021, compared to the six months ended July 31, 2020. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $12.3 million, an increase in employee-related expenses of $9.4 million driven by an increase in general and administrative average headcount of 43%, an increase in consulting expense of $6.2 million primarily due to acquisition related expenses, an increase of $2.5 million due to legal reserve and settlement charges, an increase in legal expense of $1.5 million, an increase in software licenses of $1.2 million, an increase in allocated overhead costs of $0.9 million, and an increase in tax and license of $0.9 million.
Interest Expense and Other Income, Net
The following shows Interest expense and Other income, net, for the six months ended July 31, 2021 as compared to the six months ended July 31, 2020 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2021	2020

Interest expense	$(12,526)	$(317)	$(12,209)	3,851%
Other income, net	$5,387	$5,265	$122	2%
Interest expense consists primarily of interest expense from the amortization of debt issuance costs, contractual interest expense and accretion of debt discount for our Senior Notes issued in January 2021.
The change in other income, net, for the six months ended July 31, 2021 compared to the six months ended July 31, 2020, was primarily due to the fair value adjustments for our strategic investments, offset by a decrease in interest income.
Provision for Income Taxes
The following shows the provision for income taxes for the six months ended July 31, 2021 as compared to the six months ended July 31, 2020 (in thousands, except percentage):

	Six Months Ended July 31,		Change $	Change %
	2021	2020

Provision for income taxes	$54,300	$1,477	$52,823	3,576%
The increase in provision for income taxes of $52.8 million during the six months ended July 31, 2021 compared to the six months ended July 31, 2020 was primarily driven by $48.8 million from the intercompany sale of intellectual property from Humio and increase in pre-tax foreign earnings.
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
The following table presents a reconciliation of our non-GAAP subscription gross profit to our GAAP subscription gross profit and of our non-GAAP subscription gross margin to our GAAP subscription gross margin as of the periods presented (dollar in thousands, except percentages):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

GAAP subscription revenue	$315,836	$184,256	$597,064	$346,478

GAAP subscription gross profit	$239,843	$140,219	$456,168	$265,197
Add: Stock-based compensation expense	5,294	2,635	9,579	4,630
Add: Amortization of acquired intangible assets	2,771	63	4,766	125
Non-GAAP subscription gross profit	$247,908	$142,917	$470,513	$269,952

GAAP subscription gross margin	76%	76%	76%	77%

Non-GAAP subscription gross margin	78%	78%	79%	78%
Non-GAAP Income from Operations and Non-GAAP Operating Margin
We define non-GAAP income from operations and non-GAAP operating margin as GAAP loss from operations and GAAP operating margin, respectively, excluding stock-based compensation expense, amortization of acquired intangible assets, acquisition-related expenses, and legal reserve and settlement charges or benefits. We believe non-GAAP income from operations and non-GAAP operating margin provide our management and investors consistency and comparability with our past financial performance and facilitate period-to-period comparisons of operations, as these metrics generally eliminate the effects of certain variables unrelated to our overall operating performance.
The following table presents a reconciliation of our non-GAAP income from operations to our GAAP loss from operations and our non-GAAP operating margin to our GAAP operating margin as of the periods presented (dollar in thousands, except percentages):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

GAAP total revenue	$337,690	$198,971	$640,533	$377,049

GAAP loss from operations	$(47,403)	$(29,991)	$(78,750)	$(52,567)
Add: Stock-based compensation expense	76,287	37,713	130,649	61,351
Add: Amortization of acquired intangible assets	3,318	104	5,735	207
Add: Acquisition-related expenses	596	—	4,941	—
Add: Legal reserve and settlement charges	2,500	—	2,500	—
Non-GAAP income from operations	$35,298	$7,826	$65,075	$8,991

GAAP operating margin	(14)%	(15)%	(12)%	(14)%

Non-GAAP operating margin	10%	4%	10%	2%

Free Cash Flow and Free Cash Flow Margin
Free cash flow is a non-GAAP financial measure that we define as net cash provided by operating activities less purchases of property and equipment and capitalized internal-use software and website development. Free cash flow margin is calculated as free cash flow divided by total revenue. We believe that free cash flow and free cash flow margin are useful indicators of liquidity that provide useful information to management and investors about the amount of cash consumed by our operating activities that is therefore not available to be used for other strategic initiatives. One limitation of free cash flow and free cash flow margin is that they do not reflect our future contractual commitments. Additionally, free cash flow does not represent the total increase or decrease in our cash balance for a given period. In addition, other companies may calculate free cash flow differently or not at all, which reduces the usefulness of free cash flow as a tool for comparison.
The following table presents a reconciliation of free cash flow and free cash flow margin to net cash provided by operating activities (dollar in thousands, except percentages):

	Three Months Ended July 31,		Six Months Ended July 31,
	2021	2020	2021	2020

GAAP total revenue	$337,690	$198,971	$640,533	$377,049

GAAP net cash provided by operating activities	108,475	55,025	256,008	153,602
Less: Purchases of property and equipment	(29,997)	(20,640)	(55,793)	(30,334)
Less: Capitalized internal-use software and website development	(4,839)	(1,968)	(9,273)	(3,850)
Free cash flow	$73,639	$32,417	$190,942	$119,418

GAAP net cash (used in) provided by investing activities	$(41,175)	$(23,608)	$(426,121)	$611,103
GAAP net cash provided by financing activities	$36,190	$27,542	$38,799	$34,435

GAAP net cash provided by operating activities as a percentage of revenue	32%	28%	40%	41%
Less: Purchases of property and equipment as a percentage of revenue	(9)%	(10)%	(9)%	(8)%
Less: Capitalized internal-use software and website development as a percentage of revenue	(1)%	(1)%	(1)%	(1)%
Free cash flow margin	22%	16%	30%	32%
Liquidity and Capital Resources
In January 2021, we issued and sold an aggregate principal amount of $750.0 million of 3.000% Senior Notes due 2029. The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs.
In January 2021, we amended and restated our existing senior secured revolving credit facility and increased the size of the credit facility from $150.0 million to $750.0 million, including a letter of credit sub-facility in the aggregate amount of $100.0 million, and a swingline sub-facility in the aggregate amount of $50.0 million. No amounts were outstanding under the credit facility as of July 31, 2021.
As of July 31, 2021, we had cash and cash equivalents, consisting of highly liquid money market funds, of $1.8 billion. During the first quarter of fiscal 2021, we liquidated our entire portfolio of marketable securities largely in response to the global economic uncertainty in conjunction with the COVID-19 pandemic. This resulted in the recognition of a realized gain of $1.3 million during the six months ended July 31, 2020. We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
Since our inception, we have generated operating losses, as reflected in our accumulated deficit of $872.5 million as of July 31, 2021. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to continue to make, particularly in sales and marketing and research and development. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2021, we had deferred revenue of $1.2 billion, of which $883.0 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended July 31,
	2021	2020

Net cash provided by operating activities	$256,008	$153,602
Net cash (used in) provided by investing activities	(426,121)	611,103
Net cash provided by financing activities	38,799	34,435
Operating Activities
Net cash provided by operating activities during the six months ended July 31, 2021 was $256.0 million, which resulted from a net loss of $140.2 million, adjusted for non-cash charges of $213.4 million and net cash inflow of $182.8 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $130.6 million in stock-based compensation expense, $50.4 million of amortization of deferred contract acquisition costs, $24.7 million of depreciation and amortization, $5.7 million of amortization for intangibles assets and $4.5 million of non-cash operating lease costs, offset by a $4.4 million change in fair value of strategic investments. The net cash inflow from changes in operating assets and liabilities was primarily due to a $251.7 million increase in deferred revenue, a $55.2 million increase in accrued expenses and other current liabilities, a $12.3 million increase in other liabilities, a $22.9 million increase in accrued payroll and benefits, and a $5.4 million increase in accounts payable, partially offset by $87.6 million increase in deferred contract acquisition costs, a $47.9 million increase in prepaid expenses and other assets, a $24.3 million increase in accounts receivable, and a $5.0 million decrease from operating lease liabilities.
Net cash provided by operating activities during the six months ended July 31, 2020 was $153.6 million, which resulted from a net loss of $49.1 million, adjusted for non-cash charges of $111.6 million and net cash inflow of $91.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $61.4 million in stock-based compensation expense, $28.2 million of amortization of deferred contract acquisition costs, $17.6 million of depreciation and amortization, and $4.9 million of non-cash operating lease costs. The net cash inflow from changes in operating assets and liabilities was primarily due to a $118.7 million increase in deferred revenue, a $16.0 million decrease in accounts receivable, a $5.3 million increase in other liabilities, and a $9.6 million increase in accounts payable, partially offset by a $49.0 million increase in deferred contract acquisition costs and a $8.1 million decrease in accrued expenses and other current liabilities.
Investing Activities
Net cash used in investing activities during the six months ended July 31, 2021 of $426.1 million was primarily due to the acquisition of Humio, net of cash acquired, of $353.7 million, purchases of property and equipment of $55.8 million, capitalized internal-use software and website development of $9.3 million, and purchase of strategic investments of $7.3 million.
Net cash provided by investing activities during the six months ended July 31, 2020 of $611.1 million was primarily due to the sale of marketable securities of $639.6 million and the maturities of marketable securities of $91.6 million, partially offset by purchases of marketable securities of $84.9 million and purchases of property and equipment of $30.3 million.
Financing Activities
Net cash provided by financing activities of $38.8 million during the six months ended July 31, 2021 was primarily due to proceeds from employee stock purchase plan of $27.5 million and the proceeds from the exercise of stock options of $9.5 million.

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
On January 4, 2021, we amended and restated our existing credit agreement (the “A&R Credit Agreement” and the facility thereunder the “Revolving Facility”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto, providing us with a revolving line of credit of up to $750.0 million, including a letter of credit sub-facility in the aggregate amount of $100.0 million, and a swingline sub-facility in the aggregate amount of $50.0 million. We also have the option to request an incremental facility of up to an additional $250.0 million from one or more of the lenders under the A&R Credit Agreement. The A&R Credit Agreement is guaranteed by all of our material domestic subsidiaries. The A&R Credit Agreement extended the maturity date of April 19, 2022 to January 2, 2026. Under the A&R Credit Agreement, revolving loans may be either Eurodollar Loans or Alternate Base Rate (“ABR”) Loans. Outstanding Eurodollar Loans incur interest at the Eurodollar Rate, which is defined as LIBOR (or any successor thereto), subject to a 0.00% LIBOR floor, plus a margin between 1.50% and 2.00%, depending on our senior secured leverage ratio. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect for such day plus 0.50%, and (c) the Eurodollar Rate plus 1.00%, in each case plus a margin between (0.25%) and 0.25%, depending on the senior secured leverage ratio. We will be charged a commitment fee of 0.15% to 0.25% per year for committed but unused amounts, depending on the senior secured leverage ratio. The financial covenants require us to maintain a minimum consolidated interest coverage ratio of 3.00:1.00, a maximum senior secured leverage ratio of 3.00:1.00 (through January 31, 2023), and a maximum total leverage ratio of 5.50:1.00 stepping down to 3.50:1.00 over time. We were in compliance with the financial covenants as of July 31, 2021.
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
No amounts were outstanding under the A&R Credit Agreement as of July 31, 2021 and January 31, 2021.
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
The net proceeds from the debt offering were $738.0 million after deducting underwriting commissions of $9.4 million and $2.6 million of issuance costs. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs and accretion of debt discount was $6.0 million and $12.0 million during the three and six months ended July 31, 2021, respectively.

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
As of July 31, 2021, we were in compliance with all of our financial covenants under the Indenture associated with the Senior Notes.
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

Statement of Operations	Six Months Ended July 31, 2021
(in thousands)
Revenue	$640,101
Cost of revenue	174,247
Operating expenses	553,986
Loss from operations	(88,133)
Net loss	(104,924)
Net loss attributable to CrowdStrike	(104,924)

Balance Sheets	July 31, 2021	January 31, 2021

	(in thousands)
Current assets (excluding intercompany receivables from non-Guarantors)	$2,145,327	$2,249,834
Intercompany receivables from non-Guarantors	4,182	8,822
Noncurrent assets	932,571	398,656
Current liabilities	1,060,293	834,462
Noncurrent liabilities (excluding intercompany payable to non-Guarantors)	1,057,241	988,391
Intercompany payable to non-Guarantors	153,098	—

Strategic Investments
In July 2019, we agreed to commit up to $10.0 million to a newly formed entity, CrowdStrike Falcon Fund LLC (“Falcon Fund”), in exchange for 50% of the sharing percentage of any distribution by Falcon Fund. Additionally, entities associated with Accel, a holder of more than 5% of our capital stock, also agreed to commit up to $10.0 million to Falcon Fund and collectively own the remaining 50% of the sharing percentage of Falcon Fund. Falcon Fund is in the business of purchasing, selling, investing and trading in minority equity and convertible debt securities of privately-held companies that develop applications that have potential for substantial contribution to CrowdStrike and its platform. Falcon Fund has a duration of ten years which may be extended for three additional years. At dissolution, Falcon Fund will be liquidated and the remaining assets will be distributed to the investors based on their sharing percentage. We have made contributions totaling $4.9 million to Falcon Fund as of July 31, 2021.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of July 31, 2021 and the fiscal years in which these obligations are due (in thousands):

	Total	2022(6)	2023	2024	2025	2026	Thereafter

Real estate arrangements (1)	$43,089	$4,307	$11,660	$11,627	$10,518	$4,521	$456
Data center commitments (2)	63,874	17,936	14,928	14,376	8,371	6,439	1,824
Other purchase obligations (3)	91,115	26,761	33,892	29,296	482	327	357
Debt obligations (4)	750,000	—	—	—	—	—	750,000
Interest payments associated with all debt obligations (5)	181,626	23,188	22,500	22,500	22,500	22,500	68,438
Total	$1,129,704	$72,192	$82,980	$77,799	$41,871	$33,787	$821,075
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
(6)For the remaining six months of fiscal year 2022.

As of July 31, 2021, our unrecognized tax benefits included $22.9 million which were classified as long-term liabilities. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits, the liabilities have been excluded from the contractual obligation table above.
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

However, in the past we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheets as of July 31, 2021 or January 31, 2021.
We also agreed to indemnify our directors and certain executive officers for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited. However, our director and officer insurance policy limits our exposure and enables us to recover a portion of any future amounts paid. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheets as of July 31, 2021 or January 31, 2021.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based upon our financial statements and notes to our financial statements, which were prepared in accordance with GAAP. The preparation of the financial statements requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our management evaluates our estimates on an ongoing basis including, but not limited to, revenue recognition, the allowance for credit losses, the useful lives of long-lived assets, the fair values of strategic investments, the period of benefit for deferred contract acquisition costs, the discount rate used for operating leases, the recognition and disclosure of contingent liabilities, income taxes, stock-based compensation, the fair value of assets acquired and liabilities assumed for business combinations, and the fair value and effective interest rate for the Senior Notes. We base our estimates and judgments on our historical experience, knowledge of factors affecting our business and our belief as to what could occur in the future considering available information and assumptions that are believed to be reasonable under the circumstances.
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
Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies”, to our condensed consolidated financial statements. Our critical accounting policies and our more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 18, 2021, and there have been no significant changes to these policies for the six months ended July 31, 2021.
Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice the entire amount at contract signing prior to commencement of subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. As of July 31, 2021, we had backlog of approximately $512.8 million. Of this amount, approximately $183.4 million is not reasonably expected to be billed in the next twelve months. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
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

Employees
As of July 31, 2021, we had 4,224 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We may be required to comply with the terms of these collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in bank deposits and money market funds. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of July 31, 2021, we had cash and cash equivalents of $1.8 billion and no marketable securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, the effect of a hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our portfolio as of July 31, 2021. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to our revolving credit facility and the Senior Notes. Interest on the revolving credit facility is tied to short term interest rate benchmarks including prime rate or LIBOR. Interest on the Senior Notes is fixed.
Foreign Currency Risk
To date, nearly all of our sales contracts have been denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Australian Dollar, and Euro. The functional currency of our foreign subsidiaries is that country’s local currency. Foreign currency transaction gains and losses are recorded to Other income (expense), net. During the three months ended July 31, 2021, foreign currency exchange rate loss recorded to Other comprehensive income (loss) was $0.6 million. A hypothetical 10% decrease in the U.S. dollar against other currencies would have resulted in an increase in operating loss of approximately $13.7 million for the six months ended July 31, 2021. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.

Inflation Rate Risk
We do not believe that inflation had a material effect on our business, financial conditions or results of operations during the six months ended July 31, 2021. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2021. Based on the evaluation of our disclosure controls and procedures as of July 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from 1,455 employees as of January 31, 2019, to 4,224 employees as of July 31, 2021. Although we have experienced rapid growth historically, we may not sustain our current growth rates and our investments to support our growth may not be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced net losses of $140.1 million, $141.8 million, and $92.6 million for fiscal 2019, fiscal 2020, and fiscal 2021, respectively. As of July 31, 2021, we had an accumulated deficit of $872.5 million. While we have experienced significant growth in revenue in recent periods, we cannot assure you when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our total revenue or improvements in our results of operations. We also have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company, which we expect to further increase because we are no longer an “emerging growth company.” Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.

Our limited operating history makes it difficult to evaluate our current business and future prospects, and may increase the risk of your investment.
We were founded in November 2011 and launched our first endpoint security solution in 2013. Our limited operating history makes it difficult to evaluate our current business, future prospects, and other trends, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks, uncertainties, and difficulties frequently experienced by rapidly growing companies in evolving industries, including our ability to achieve broad market acceptance of cloud-based, SaaS-delivered endpoint security solutions and our Falcon platform, attract additional customers, grow partnerships, compete effectively, build and maintain effective compliance programs, and manage costs and operating expenses. If we do not address these risks, uncertainties, and difficulties successfully, our business, and results of operations will be harmed. Further, we have limited historical financial data, and we operate in a rapidly evolving market. As a result, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.
The COVID-19 pandemic could adversely affect our business, operating results and future revenue.
In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak has spread across the globe and is impacting worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to mitigate the spread of the virus and minimize the risk to our employees, customers, partners, and the communities in which we operate. These measures include transitioning our employee population to work remotely from home, imposing travel restrictions for our employees, shifting customer, partner and investor events to virtual-only formats, and limiting capacity at any of our offices which have reopened or may reopen during the pandemic’s duration. These precautionary measures could negatively affect our customer success efforts, delay and lengthen our sales cycles, impact our sales and marketing efforts, reduce employee efficiency and productivity, slow our international expansion efforts, increase cybersecurity risks, and create operational or other challenges, any of which could harm our business and results of operations. As we monitor the situation, taking into account vaccination progress, disease variants, infection rates and evolving public health guidance, planning and risk management relating to our work policies and office operations will require time from management and other employees, which may reduce the amount of time available for other initiatives. Moreover, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, if at all.
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
Many of these competitors have greater financial, technical, marketing, sales, and other resources, greater name recognition, longer operating histories, and a larger base of customers than we do. They may be able to devote greater resources to the development, promotion, and sale of services than we can, and they may offer lower pricing than we do. Further, they may have greater resources for research and development of new technologies, the provision of customer support, and the pursuit of acquisitions. Our larger competitors have substantially broader and more diverse product and services offerings as well as routes to market, which allows them to leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our platform, including our cloud modules. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering or acquisitions by our competitors or continuing market consolidation. Some of our competitors have recently made acquisitions of businesses or have established cooperative relationships that may allow them to offer more directly competitive and comprehensive solutions than were previously offered and adapt more quickly to new technologies and customer needs. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses and loss of market share. Further, competitors that specialize in providing protection from a single type of security threat may be able to deliver these targeted security products to the market quicker than we can or convince organizations that these limited products meet their needs. Even if there is significant demand for cloud-based security solutions like ours, if our competitors include functionality that is, or is perceived to be, equivalent to or better than ours in legacy products that are already generally accepted as necessary components of an organization’s IT security architecture, we may have difficulty increasing the market penetration of our platform. Furthermore, even if the functionality offered by other security and IT operations providers is more limited than the functionality of our platform, organizations may elect to accept such limited functionality in lieu of adding products from additional vendors like us. If we are unable to compete successfully, or if competing successfully requires us to take aggressive pricing or other actions, our business, financial condition, and results of operations would be adversely affected.
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
Moreover, as our cloud native security platform is adopted by an increasing number of enterprises and governments, individuals and organizations behind advanced cyberattacks may intensify their efforts to defeat our security platform. If this happens, our systems and subscription customers could be specifically targeted by attackers and could result in vulnerabilities in our platform or undermine the market acceptance of our Falcon platform and could adversely affect our reputation as a provider of security solutions. Because we host customer data on our cloud platform, which in some cases may contain personally-identifiable information or potentially confidential information, a security compromise, or an accidental or intentional misconfiguration or malfunction of our platform could result in personally-identifiable information and other customer data being accessible such as to attackers or to other customers. Further, if a high profile security breach occurs with respect to another next-generation or cloud-based security system, our customers and potential customers may lose trust in cloud solutions generally, and cloud-based security solutions such as ours in particular.
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
As a provider of security solutions, we have in the past been, and may in the future be, specifically targeted by bad actors for attacks intended to circumvent our security capabilities or to exploit our Falcon platform as an entry point into customers’ endpoints, networks, or systems. In particular, because we have been involved in the identification of organized cybercriminals and nation-state actors, we have been the subject of intense efforts by sophisticated cyber adversaries who seek to compromise our systems. We are also susceptible to inadvertent compromises of our systems and data, including those arising from process, coding, or human errors. We also utilize third-party service providers to host, transmit, or otherwise process electronic data in connection with our business activities, including our supply chain, operations, and communications. Our third-party service providers and other vendors have faced and may continue to face cyberattacks, compromises, interruptions in service, or other security incidents from a variety of sources. A successful attack or other incident that compromises our or our customers’ data or results in an interruption of service could have a significant negative effect on our operations, reputation, financial resources, and the value of our intellectual property. We cannot assure you that any of our efforts to manage this risk, including adoption of a comprehensive incident response plan and process for detecting, mitigating, and investigating security incidents that we regularly test through table-top exercises, testing of our security protocols through additional techniques, such as penetration testing, debriefing after security incidents, to improve our security and responses, and regular briefing of our directors and officers on our cybersecurity risks, preparedness, and management, will be effective in protecting us from such attacks.
It is virtually impossible for us to entirely eliminate the risk of such attacks, compromises, interruptions in service, or other security incidents affecting our internal systems or data, or that of our third-party service providers and vendors. Organizations are subject to a wide variety of attacks on their supply chain, networks, systems, and endpoints, and techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently. Furthermore, employee error or malicious activity could compromise our systems. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an intrusion into our networks, which could result in unauthorized access to customer data, intellectual property including access to our source code, and information about vulnerabilities in our product, which in turn, could reduce the effectiveness of our solutions, or lead to cyberattacks or other intrusions of our customers’ networks, litigation, governmental audits and investigations and significant legal fees, any or all of which could damage our relationships with our existing customers and could have a negative effect on our ability to attract and retain new customers. We have expended, and anticipate continuing to expend, significant resources in an effort to prevent security breaches and other security incidents impacting our systems and data. Since our business is focused on providing reliable security services to our customers, we believe that an actual or perceived security incident affecting our internal systems or data or data of our customers would be especially detrimental to our reputation, customer confidence in our solution, and our business.
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
•government certification, software supply chain, or source code transparency requirements applicable to our products may change and, in doing so, restrict our ability to sell into the U.S. federal government sector until we have attained the revised certification or meet other new requirements. For example, although we are currently certified under the Federal Risk and Authorization Management Program, or FedRAMP, such certification is costly to maintain and if we lose our certification it would restrict our ability to sell to government customers;
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

We derived approximately 23%, 26%, 28% and 27% of our total revenue from our international customers for fiscal 2019, fiscal 2020, fiscal 2021 and the six months ended July 31, 2021, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
•compliance with anti-bribery laws, including, without limitation, compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. Travel Act and the UK Bribery Act 2010, or Bribery Act, violations of which could lead to significant fines, penalties, and collateral consequences for our company;
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

Additionally, nearly all of our sales contracts are currently denominated in U.S. dollars. However, a strengthening of the U.S. dollar could increase the cost of our solutions to our international customers, which could adversely affect our business and results of operations. In addition, an increasing portion of our operating expenses is incurred outside the United States, is denominated in foreign currencies, such as the Australian Dollar, British Pound, Canadian Dollar, Euro, and Indian Rupee, is subject to fluctuations due to changes in foreign currency exchange rates. If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected.

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
We are subject to federal, state, and local income, sales, and other taxes in the United States and income, withholding, transaction, and other taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination may be uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. The Biden administration has proposed several corporate tax increases, including raising the U.S. corporate income tax rate and greater taxation of international income that, if enacted, may have an adverse impact on our tax liability. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have an adverse effect on our results of operations or cash flows in the period or periods for which a determination is made.
In addition, the Organization for Economic Cooperation and Development (“OECD”) has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. A significant majority of countries in the OECD’s Inclusive Framework have agreed in principle to a proposed solution to address the tax challenges arising from the digitalization of the economy. Future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. The OECD’s proposed solution envisages new international tax rules and the removal of all Digital Services Taxes (“DST”). Notwithstanding this, some countries, in the European Union and beyond, continue to operate a DST regime to capture tax revenue on digital services more immediately. Such laws may increase our tax obligations in those countries or change the manner in which we operate our business.

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
We also expect that there will continue to be new proposed laws, regulations, and industry standards concerning privacy, data protection, information security, specific categories of data, electronic, and telecommunications services in the United States, the European Union and other jurisdictions in which we operate or may operate, and we cannot yet determine the impact such future laws, regulations, standards, or perception of their requirements may have on our business. For example, the European Commission adopted the European General Data Protection Regulation, or GDPR, that became fully effective in May 2018, and applies to the processing (which includes the collection and use) of certain personal data. As compared to previously-effective data protection law in the European Union, the GDPR imposes additional obligations and risk upon our business and increases substantially the penalties to which we could be subject in the event of any non-compliance. Administrative fines under the GDPR can amount up to 20 million Euros or four percent of our worldwide annual revenue for the prior fiscal year, whichever is higher. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to do so in the future, potentially making significant changes in our business operations, which may adversely affect our revenue and our business overall. Additionally, because GDPR regulatory enforcement actions against companies are relatively new, we are unable to predict how they will be applied to us or our customers. Despite our efforts to attempt to comply with the GDPR, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our company. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States. We have undertaken certain efforts to conform transfers of personal data from the European Economic Area, or EEA, to the United States and other jurisdictions based on our understanding of current regulatory obligations and the guidance of data protection authorities. Despite this, we may be unsuccessful in establishing or maintaining conforming means of transferring such data from the EEA, in particular as a result of continued legal and legislative activity within the European Union that has challenged or called into question the legal basis for existing means of data transfers to countries that have not been found to provide adequate protection for personal data.
The implementation of the GDPR has led other jurisdictions to either amend, or propose legislation to amend their existing data privacy and cybersecurity laws to resemble all or a portion of the requirements of the GDPR (e.g., for purposes of having an adequate level of data protection to facilitate data transfers from the EU) or enact new laws to do the same. Accordingly, the challenges we face in the EU will likely also apply to other jurisdictions outside the EU that adopt laws similar in construction to the GDPR or regulatory frameworks of equivalent complexity. In the United States in particular, state and local governments have expanded their focus on cybersecurity and data privacy, with as many as 30 states with comprehensive privacy bills in various stages as of April 2021. For example, on June 28, 2018, California adopted the California Consumer Privacy Act of 2018, or CCPA, which went into effect on January 1, 2020, with enforcement commencing on July 1, 2020. The CCPA has been characterized as the first “GDPR-like” privacy statute to be enacted in the United States because it contains a number of provisions similar to certain provisions of the GDPR. In addition, the California Privacy Rights Act of 2020, or the CPRA was passed by California voters in November 2020. The CPRA amends the CCPA by creating additional privacy rights for California consumers and additional obligations on businesses, which could subject us to additional compliance costs as well as potential fines, individual claims and commercial liabilities. The majority of the CPRA provisions will take effect on January 1, 2023. The CCPA and CPRA mark the beginning of a trend toward more stringent privacy legislation in the United States, as other states or the federal government may follow California’s lead and increase protections for U.S. residents. For example, the Virginia Consumer Data Protection Act, enacted in March 2021, and the Colorado Privacy Act, enacted in June 2021, will take effect on January 1, 2023, and July 1, 2023, respectively. The CCPA has already prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, add layers of complexity to compliance in the U.S. market, increase our compliance costs and adversely affect our business.
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
We are regularly subject to claims, suits, and government investigations and other proceedings including patent, product liability, class action, whistleblower, personal injury, property damage, labor and employment (including allegations of wage and hour violations), commercial disputes, compliance with laws and regulatory requirements and other matters, and we may become subject to additional types of claims, suits, investigations and proceedings as our business develops. Such claims, suits, and government investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any of these types of legal proceedings can have an adverse impact on us because of legal costs and diversion of management attention and resources, and could cause us to incur significant expenses or liability, adversely affect our brand recognition, and/or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees, or orders requiring a change in our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations, and prospects. Any of these consequences could adversely affect our business and results of operations.
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
We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our business and reputation. We offer our Falcon Complete customers a limited warranty, subject to certain conditions. While we maintain insurance relating to our warranty, we cannot be certain that our insurance coverage will be adequate to cover such claims, that such insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any claim. Any failure or refusal of our insurance providers to provide the expected insurance benefits to us after we have paid the warranty claims would cause us to incur significant expense or cause us to cease offering this warranty which could damage our reputation, cause us to lose customers, expose us to liability claims by our customers, negatively impact our sales and marketing efforts, and have an adverse effect on our business, financial condition and results of operations.
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
Sales of a substantial number of shares of our Class A common stock in the public market, including shares of Class A stock that have been converted from shares of Class B common stock, and particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock. As of August 25, 2021, we had 205,834,483 shares of Class A common stock outstanding and 22,358,088 shares of Class B common stock outstanding.
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
As of July 31, 2021, our executive officers, directors, one of our current stockholders and its respective affiliates held, in aggregate, 51% of the voting power of our outstanding capital stock. Furthermore, one of our current stockholders and its respective affiliates held, in aggregate, 17% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders, including those who purchased shares in our initial public offering, oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale or other liquidity event and might ultimately affect the market price of our common stock.
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
As of July 31, 2021, we had $750.0 million of indebtedness outstanding (excluding intercompany indebtedness) and there is additional availability under our revolving facility of up to $750.0 million (excluding issued but undrawn letters of credit). Our indebtedness could have important consequences, including:
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
As part of our business strategy, we have in the past and expect to continue to make investments in and/or acquire complementary companies, services or technologies. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner in the future is not guaranteed. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we complete could be viewed negatively by our end-customers or investors. In addition, our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees or customers. If we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, causing unanticipated write-offs or accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition and the market price of our Class A common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
Additional risks we may face in connection with acquisitions include:
•diversion of management time and focus from operating our business to addressing acquisition integration challenges;
•coordination of research and development and sales and marketing functions;
•integration of administrative systems, employee, product and service offerings;
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
As of January 31, 2021, we had aggregate U.S. federal and California net operating loss carryforwards of $1.1 billion and $122.6 million, respectively, which may be available to offset future taxable income for income tax purposes. If not utilized, the federal and California net operating loss carryforwards will begin to expire in 2031. As of January 31, 2021, we had net operating loss carryforwards for other states of $660.7 million that will begin to expire in 2024. As of January 31, 2021, we had federal and California research and development credit carryforwards of $38.7 million and $8.7 million, respectively. The federal research and development credit carryforwards will begin to expire in 2035, and the California carryforwards are carried forward indefinitely. As of January 31, 2021, we had aggregate United Kingdom net operating loss carryforwards of $50.2 million, which are carried forward indefinitely. Realization of these net operating loss and research and development credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results of operations.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition; allowance for credit losses; valuation of common stock and redeemable convertible preferred stock warrants; carrying value and useful lives of long-lived assets; loss contingencies; and the provision for income taxes and related deferred taxes. Additionally, as a result of the global COVID-19 pandemic, many of management’s estimates and assumptions require increased judgment and carry a higher degree of variability and volatility. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the market price of our Class A common stock.

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
Item 2. Unregistered Shares of Equity Securities and Use of Proceeds
Not applicable.
Item 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
On September 1, 2021, the Company entered into a change in control and severance agreement with George Kurtz, the Company’s President and Chief Executive Officer (the “Change in Control and Severance Agreement”). Under the Change in Control and Severance Agreement, in the event Mr. Kurtz’s employment is terminated by the Company without “cause” or by Mr. Kurtz for “good reason” (as defined in the Change in Control and Severance Agreement), Mr. Kurtz will be entitled to receive (i) a cash severance payment equal to 1.5 times Mr. Kurtz’s then-current base salary, (ii) a cash payment in an amount equal to 18 months of estimated COBRA premiums (less active employee rates), (iii) payment of any earned but unpaid bonus in respect of the most-recent bonus performance period ended prior to his termination date and (iv) accelerated vesting of Mr. Kurtz’s then-outstanding equity awards that would otherwise have vested during the 12-month period following his termination date, subject to actual achievement of any applicable performance conditions as of the end of the applicable performance period (as determined by the Compensation Committee of the Board of Directors of the Company (the “Board”)), unless the terms of the applicable equity award agreement provide that such treatment does not apply.
If such termination of Mr. Kurtz’s employment occurs during the 3-month period before, or the 24-month period after, the occurrence of a “change in control” (as defined in the Company’s 2019 Equity Incentive Plan (the “EIP”)) (referred to as a “Change in Control Related Termination”), then, in addition to the payments and benefits described above, Mr. Kurtz will also be entitled to receive a cash payment equal to 1.5 times Mr. Kurtz’s annual target bonus for the performance period during which his termination date occurs, prorated for the number of calendar days elapsed during such performance period prior to his termination date. In addition, in lieu of the equity award treatment described in clause (iv) above, Mr. Kurtz will be entitled to receive full accelerated vesting of his then-outstanding equity awards (to the extent not otherwise already accelerated in connection with such change in control), with any applicable performance conditions being deemed earned at the target performance level, unless the terms of the applicable equity award agreement provide that such treatment does not apply.
The above severance payments and benefits under the Change in Control and Severance Agreement are subject to Mr. Kurtz’s execution and non-revocation of a general waiver and release of claims and continued compliance with the terms of any applicable non-compete, non-solicit or other restrictive covenant obligations to the Company. The terms of the Change in Control and Severance Agreement supersede and replace the severance pay and benefits provided under Mr. Kurtz’s existing employment agreement with CrowdStrike, Inc., dated as of November 11, 2018; however, Mr. Kurtz’s existing employment agreement otherwise remains in effect in accordance with its terms.
In addition, recognizing the significant potential impact Mr. Kurtz is anticipated to make toward achieving the Company’s strategic and business goals going forward, as well as his instrumental role in the Company’s achievements to date, on August 28, 2021, the Board granted Mr. Kurtz a special award of 540,000 performance stock units (“PSUs”) under the EIP (which grant was amended and restated on September 1, 2021) (the “Special PSU Award”). The Special PSU Award is designed to provide both multi-year retention incentives and to align Company strategy and achievement of business and operating objectives with long-term stockholder value creation. We believe that a payout of the Special PSU Award at or above the threshold performance level would result in significant value realized by our stockholders over the performance period due to the rigorous stock price hurdles applicable to the Special PSU Award, as described below.
The Special PSU Award is comprised of four equal tranches of PSUs, each of which will be earned and will vest upon the satisfaction of both a performance-based vesting condition and a service-based vesting condition. The performance condition applicable to the PSUs will be earned based on the Company’s achievement of specified stock price hurdles, as set forth in the table below and subject to anti-dilution adjustments, during the performance period beginning on the date of grant and ending on January 31, 2027. Achievement of the applicable stock price hurdle for any PSU tranche will occur on the date that the Company certifies that the average closing price per share of the Company’s Class A common stock during any 45 consecutive trading days during the performance period exceeded the applicable stock price hurdle for such tranche. Such achievement will be reviewed, and any certifications will be made, within 30 days after the end of each fiscal quarter of the Company. Any PSUs for which the applicable stock price hurdle is not achieved prior to the end of the performance period will be forfeited in their entirety.
The service condition applicable to each tranche of PSUs will be satisfied in installments as follows, subject to Mr. Kurtz’s continued employment with the Company through each applicable vesting date: (i) 50% of the PSUs underlying the applicable tranche will service vest on the first anniversary of the vesting commencement date applicable to such tranche of PSUs, as set forth in the table below; and (ii) the remaining PSUs with respect to such tranche will thereafter service vest in four equal quarterly installments of 12.5%.

Tranche	Stock Price Hurdle (per share)	Service Vesting Commencement Date
1	$320.00	February 1, 2022
2	$370.00	February 1, 2023
3	$425.00	February 1, 2024
4	$490.00	February 1, 2025
In the event of a “change in control” (as defined in the EIP), any tranche of PSUs for which the stock price hurdle has not previously been satisfied will be deemed earned to the extent the price per share (plus the value of any other consideration received by the Company’s stockholders) pursuant to such change in control transaction equals or exceeds the stock price hurdle applicable to such tranche of PSUs. If the transaction price falls between any two price hurdles, a pro rata portion of the tranche of PSUs that is subject to the higher of such two price hurdles will be deemed earned using linear interpolation, and any other PSUs for which the applicable stock price hurdle is not achieved will be forfeited in their entirety. To the extent any of the earned PSUs have not yet satisfied the service condition as of the date of the change in control, such PSUs will remain outstanding and eligible to service vest based on Mr. Kurtz’s continued employment following the date of the change in control, subject to the terms of the Change in Control and Severance Agreement regarding the treatment of the service condition upon a Change in Control Related Termination (but the terms of the Change in Control and Severance Agreement will not apply to the treatment of the performance condition).
In the event Mr. Kurtz’s employment is terminated for any reason, any unvested portion of the Special PSU Award will be forfeited in its entirety (and the terms of the Change in Control and Severance Agreement will not apply to the Special PSU Award, except in connection with a Change in Control Related Termination as described above). In addition, in the event that Mr. Kurtz ceases to serve as the Company’s President and Chief Executive Officer for any reason, any unvested portion of the Special PSU Award will also be forfeited in its entirety, unless Mr. Kurtz thereafter continues to serve as an executive officer of the Company or as Executive Chairman of the Company, in which case, 33.33% of the then-outstanding and unvested potion of the Special PSU Award will remain outstanding and eligible to vest in accordance with its terms (and the remaining 67.67% of the PSUs will be automatically forfeited).
The foregoing summaries of the Change in Control and Severance Agreement and the Special PSU Award are qualified in their entirety by the terms of the Change in Control and Severance Agreement and the Special PSU award agreement, which are filed as Exhibits 10.3 and 10.4, respectively, to this Form 10-Q and incorporated herein by reference.
On August 28, 2021, the Company and Colin Black, the Company’s current Chief Operating Officer, mutually determined that, in light of personal health reasons, Mr. Black will cease serving in his current role and will transition to a part-time role with the Company, effective as of October 1, 2021.

Item 6. Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38933	3.1	06/14/19
3.2	Bylaws of the Registrant, as currently in effect.	8-K	001-38933	3.2	06/14/19
10.1†	Outside Director Compensation Policy, as amended on June 30, 2021	8-K	001-38933	10.1	07/02/21
10.2†	Amended and Restated 2019 Employee Stock Purchase Plan and related form agreements.					X
10.3†	Change in Control and Severance Agreement, dated as of September 1, 2021, by and between CrowdStrike Holdings, Inc. and George Kurtz					X
10.4†	Amended and Restated Performance Unit Agreement with George Kurtz, dated September 1, 2021 under the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan					X
22.1	List of Subsidiary Guarantors	S-3ASR	333-252007	22.1	01/11/21
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document
_______________________________________

†	Indicates management contract or compensatory plan, contract or agreement.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, California, on the day of September 1, 2021.

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere Chief Financial Officer (Principal Financial Officer)

By:	/s/ Abhishek Maheshwari
Abhishek Maheshwari Chief Accounting Officer (Principal Accounting Officer)