Form 10-Q
period 2021-10-31
CrowdStrike Holdings, Inc.
filed 2021-12-02
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑
As of November 30, 2021, the number of shares of the registrant’s Class A common stock outstanding was 208,207,247, and the number of shares of the registrant’s Class B common stock outstanding was 21,132,067.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CrowdStrike Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	October 31,	January 31,
	2021	2021
Assets
Current assets:
Cash and cash equivalents	$1,907,508	$1,918,608
Accounts receivable, net of allowance for credit losses of $1.3 million and $1.2 million as of October 31, 2021 and January 31, 2021, respectively	283,272	239,199
Deferred contract acquisition costs, current	108,636	80,850
Prepaid expenses and other current assets	60,670	53,617
Total current assets	2,360,086	2,292,274
Strategic investments	22,665	2,500
Property and equipment, net	242,224	167,014
Operating lease right-of-use assets	33,893	36,484
Deferred contract acquisition costs, noncurrent	162,309	117,906
Goodwill	373,889	83,566
Intangible assets, net	82,870	15,677
Other long-term assets	21,681	17,112
Total assets	$3,299,617	$2,732,533
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,167	$12,065
Accrued expenses	76,758	51,117
Accrued payroll and benefits	94,738	71,907
Operating lease liabilities, current	9,706	8,977
Deferred revenue	974,571	701,988
Other current liabilities	78,607	17,499
Total current liabilities	1,241,547	863,553
Long-term debt	739,145	738,029
Deferred revenue, noncurrent	313,625	209,907
Operating lease liabilities, noncurrent	27,895	31,986
Other liabilities, noncurrent	17,835	17,184
Total liabilities	2,340,047	1,860,659
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of October 31, 2021 and January 31, 2021; no shares issued and outstanding as of October 31, 2021 and January 31, 2021	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of October 31, 2021 and January 31, 2021; 208,121 shares and 195,039 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively; Class B common stock, $0.0005 par value; 300,000 shares authorized as of October 31, 2021 and January 31, 2021; 21,176 shares and 28,685 shares issued and outstanding as of October 31, 2021 and January 31, 2021, respectively.	115	112
Additional paid-in capital	1,870,120	1,598,259
Accumulated deficit	(922,938)	(730,116)
Accumulated other comprehensive income	885	2,319
Total CrowdStrike Holdings, Inc. stockholders’ equity	948,182	870,574
Non-controlling interest	11,388	1,300
Total stockholders’ equity	959,570	871,874
Total liabilities and stockholders’ equity	$3,299,617	$2,732,533
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Revenue
Subscription	$357,030	$213,530	$954,094	$560,008
Professional services	23,021	18,930	66,490	49,501
Total revenue	380,051	232,460	1,020,584	609,509

Cost of revenue
Subscription	85,464	49,583	226,360	130,864
Professional services	16,200	11,944	44,241	31,949
Total cost of revenue	101,664	61,527	270,601	162,813

Gross profit	278,387	170,933	749,983	446,696

Operating expenses
Sales and marketing	164,960	105,602	453,952	288,867
Research and development	97,630	57,539	266,265	148,600
General and administrative	56,061	31,951	148,780	85,955
Total operating expenses	318,651	195,092	868,997	523,422

Loss from operations	(40,264)	(24,159)	(119,014)	(76,726)
Interest expense	(6,403)	(193)	(18,929)	(510)
Other income, net	690	272	6,077	5,537

Loss before provision for income taxes	(45,977)	(24,080)	(131,866)	(71,699)

Provision for income taxes	4,473	451	58,773	1,928

Net loss	(50,450)	(24,531)	(190,639)	(73,627)
Net income attributable to noncontrolling interest	5	—	2,183	—
Net loss attributable to CrowdStrike	$(50,455)	$(24,531)	$(192,822)	$(73,627)

Net loss per share attributable to CrowdStrike common stockholders, basic and diluted	$(0.22)	$(0.11)	$(0.85)	$(0.34)

Weighted-average shares used in computing net loss per share attributable to CrowdStrike common stockholders, basic and diluted	228,293	219,401	226,292	216,432
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Net loss	$(50,450)	$(24,531)	$(190,639)	$(73,627)
Other comprehensive income (loss):
Foreign currency translation adjustments	(665)	(500)	(1,434)	926
Reversal of unrealized gain upon sale of debt securities, net of tax	—	—	—	(1,320)
Other comprehensive loss	(665)	(500)	(1,434)	(394)
Less: Comprehensive income attributable to noncontrolling interest	5	—	2,183	—
Total comprehensive loss attributable to CrowdStrike	$(51,120)	$(25,031)	$(194,256)	$(74,021)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended October 31, 2021 and 2020
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at July 31, 2021	228,152	$114	$1,775,087	$(872,483)	$1,550	$7,133	$911,401
Issuance of common stock upon exercise of options	375	—	2,580	—	—	—	2,580
Issuance of common stock under RSU and PSU release	759	1	(1)	—	—	—	—
Vesting of early exercised options	—	—	795	—	—	—	795
Issuance of common stock for founders holdbacks related to acquisitions	11	—	2,867	—	—	—	2,867
Stock-based compensation expense	—	—	85,706	—	—	—	85,706
Capitalized stock-based compensation	—	—	3,086	—	—	—	3,086
Net income (loss)	—	—	—	(50,455)	—	5	(50,450)
Non-controlling interest	—	—	—	—	—	4,250	4,250
Other comprehensive loss	—	—	—	—	(665)	—	(665)
Balances at October 31, 2021	229,297	$115	$1,870,120	$(922,938)	$885	$11,388	$959,570

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at July 31, 2020	219,194	$110	$1,476,323	$(686,583)	$1,115	$1,050	$792,015
Issuance of common stock upon exercise of options	1,277	1	4,920	—	—	—	4,921
Issuance of common stock under RSU and PSU release	483	—	—	—	—	—	—
Vesting of early exercised options	—	—	799	—	—	—	799
Stock-based compensation expense	—	—	40,532	—	—	—	40,532
Capitalized stock-based compensation	—	—	986	—	—	—	986
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	313	—	—	—	313
Net loss	—	—	—	(24,531)	—	—	(24,531)
Non-controlling interest	—	—	—	—	—	250	250
Other comprehensive loss	—	—	—	—	(500)	—	(500)
Balances at October 31, 2020	220,954	$111	$1,523,873	$(711,114)	$615	$1,300	$814,785
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Nine Months Ended October 31, 2021 and 2020
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2021	223,724	$112	$1,598,259	$(730,116)	$2,319	$1,300	$871,874
Issuance of common stock upon exercise of options	2,136	2	12,794	—	—	—	12,796
Issuance of common stock under RSU and PSU release	2,680	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	689	—	27,452	—	—	—	27,452
Issuance of common stock related to early exercised options	57	—	—	—	—	—	—
Vesting of early exercised options	—	—	2,389	—	—	—	2,389
Issuance of common stock for founders holdbacks related to acquisitions	11	—	2,867	—	—	—	2,867
Stock-based compensation expense	—	—	214,716	—	—	—	214,716
Capitalized stock-based compensation	—	—	7,633	—	—	—	7,633
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	4,011	—	—	—	4,011
Net income (loss)	—	—	—	(192,822)	—	2,183	(190,639)
Non-controlling interest	—	—	—		—	7,905	7,905
Other comprehensive loss	—	—	—	—	(1,434)	—	(1,434)
Balances at October 31, 2021	229,297	$115	$1,870,120	$(922,938)	$885	$11,388	$959,570

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2020	212,948	$106	$1,378,479	$(637,487)	$1,009	$500	$742,607
Issuance of common stock upon exercise of options	5,966	5	21,517	—	—	—	21,522
Issuance of common stock under RSU and PSU release	1,475	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	565	—	17,284	—	—	—	17,284
Vesting of early exercised options	—	—	2,521	—	—	—	2,521
Stock-based compensation expense	—	—	101,883	—	—	—	101,883
Capitalized stock-based compensation	—	—	1,876	—	—	—	1,876
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	313	—	—	—	313
Net loss	—	—	—	(73,627)	—	—	(73,627)
Non-controlling interest	—	—	—	—	—	800	800
Other comprehensive loss	—	—	—	—	(394)	—	(394)
Balances at October 31, 2020	220,954	$111	$1,523,873	$(711,114)	$615	$1,300	$814,785
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2021	2020
Operating activities
Net loss	$(190,639)	$(73,627)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	39,247	27,728
Loss on disposal of property and equipment	259	—
Amortization of intangible assets	9,072	579
Amortization of deferred contract acquisition costs	79,712	44,940
Non-cash operating lease cost	6,727	7,666
Stock-based compensation expense	217,315	101,961
Gain on sale of debt securities, net	—	(1,347)
Amortization of marketable securities purchased at a premium	—	578
Non-cash interest expense	1,824	506
Change in fair value of strategic investments	(4,356)	—
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable, net	(40,644)	(6,603)
Deferred contract acquisition costs	(151,901)	(84,741)
Prepaid expenses and other assets	(9,788)	1,487
Accounts payable	(7,033)	6,556
Accrued expenses and other current liabilities	81,826	1,643
Accrued payroll and benefits	22,258	18,712
Operating lease liabilities	(7,394)	(1,434)
Deferred revenue	375,582	189,582
Other liabilities, noncurrent	(7,001)	7,917
Net cash provided by operating activities	415,066	242,103
Investing activities
Purchases of property and equipment	(85,420)	(40,245)
Capitalized internal-use software and website development	(15,201)	(6,345)
Purchase of strategic investments	(15,809)	(1,500)
Business acquisitions, net of cash acquired	(353,746)	(85,469)
Purchase of intangible assets	(680)	—
Purchases of marketable securities	—	(84,904)
Proceeds from sales of marketable securities	—	639,586
Maturities of marketable securities	—	91,605
Net cash (used in) provided by investing activities	(470,856)	512,728
Financing activities
Payment of debt issuance costs related to revolving line of credit	(219)	—
Payment of debt issuance costs related to Senior Notes	(1,581)	—
Proceeds from issuance of common stock upon exercise of stock options	12,796	21,522
Proceeds from issuance of common stock under the employee stock purchase plan	27,452	17,284
Capital contributions from non-controlling interest holders	7,905	800
Net cash provided by financing activities	46,353	39,606
Effect of foreign exchange rates on cash and cash equivalents	(1,663)	691
Net (decrease) increase in cash and cash equivalents	(11,100)	795,128
Cash and cash equivalents, beginning of period	1,918,608	264,798
Cash and cash equivalents, end of period	$1,907,508	$1,059,926
Supplemental disclosure of cash flow information:
Interest paid	$235	$4
Income taxes paid, net of refunds received	3,854	1,536
Supplemental disclosure of non-cash investing and financing activities:
Net increase in property and equipment included in accounts payable and accrued expenses	7,066	4,755
Vesting of early exercised stock options	2,389	2,521
Equity consideration for acquisitions	4,011	3,842
Operating lease liabilities arising from obtaining operating right of-use assets	4,591	6,181
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1.    Description of Business and Basis of Presentation
Business
CrowdStrike Holdings, Inc. (the “Company”) was formed on November 7, 2011. The Company provides a leading cloud-delivered solution for next-generation endpoint and cloud workload protection via a software as a service (“SaaS”) subscription-based model that spans multiple security markets, including corporate workload security, security and vulnerability management, managed security services, IT operations management, threat intelligence services, identity protection and log management. The Company is headquartered in Sunnyvale, California. The Company conducts its business in the United States, as well as locations internationally, including in Australia, Germany, India, Israel, Romania, and the United Kingdom.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2021, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended October 31, 2021 are not necessarily indicative of the results to be expected for the year ending January 31, 2022 or for any other interim period or for any other future year.
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
Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require a material update to its estimates or judgments or an adjustment of the carrying value of its assets or liabilities as of October 31, 2021. While there was not a material impact to the Company’s condensed consolidated financial statements as of and for the three and nine months ended October 31, 2021, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to the Company’s condensed consolidated financial statements in future reporting periods.
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
Channel partners or direct customers who represented 10% or more of the Company’s accounts receivable were as follows:

	October 31,	January 31,
	2021	2021
Channel partner A(1)	11%	10%
Channel partner B	10%	5%
Customer A(1)	—%	17%
_______________________________
(1)Channel Partner A and Customer A are controlled by the same company.
There were no direct customers or channel partners who represented 10% or more of the Company’s total revenue during the three and nine months ended October 31, 2021 and October 31, 2020.
Significant Accounting Policies
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2021. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and nine months ended October 31, 2021.

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
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently evaluating the impact of this ASU on the Company’s consolidated financial statements.

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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	October 31, 2021				January 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents (1)
Money market funds	$300,020	$—	$—	$300,020	$—	$—	$—	$—
Total assets	$300,020	$—	$—	$300,020	$—	$—	$—	$—
__________________________________
(1)Included in “Cash and cash equivalents” on the condensed consolidated balance sheets.
There were no transfers between the levels of the fair value hierarchy during the periods presented.
The following summarizes the changes in strategic investments (in thousands):

	October 31,	January 31,
	2021	2021

Total initial cost	$18,309	$2,500
Unrealized gains due to changes in fair value	4,356	—
Carrying value	$22,665	$2,500

4.    Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	October 31, 2021	January 31, 2021

Prepaid software licenses	$21,262	$20,596
Prepaid expenses	17,068	12,220
Prepaid marketing	9,889	10,852
Other current assets	7,975	4,566
Prepaid hosting services	4,476	5,383
Prepaid expenses and other current assets	$60,670	$53,617
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2021	January 31, 2021

Data center and other computer equipment	$187,777	$146,220
Capitalized internal-use software and website development	60,053	44,358
Leasehold improvements	22,302	19,733
Purchased software	5,266	3,211
Furniture and equipment	7,050	6,498
Construction in process	86,832	35,528
	369,280	255,548
Less: Accumulated depreciation and amortization	(127,056)	(88,534)
Property and equipment, net	$242,224	$167,014
Construction in process primarily includes data center equipment purchased that has not yet been placed in service. As of October 31, 2021, $75.8 million of data center equipment was purchased but not yet been placed into service.
Depreciation and amortization expense of property and equipment was $14.5 million and $10.1 million during the three months ended October 31, 2021 and October 31, 2020, respectively, and $39.2 million and $27.7 million during the nine months ended October 31, 2021 and October 31, 2020, respectively.
There was no impairment of website and internal-use software during the three and nine months ended October 31, 2021 and October 31, 2020. The Company capitalized $9.0 million and $3.5 million in website and internal-use software during the three months ended October 31, 2021 and October 31, 2020, and $22.8 million and $8.2 million during the nine months ended October 31, 2021 and October 31, 2020, respectively. Amortization expense associated with website and internal-use software totaled $3.3 million and $1.9 million during the three months ended October 31, 2021 and October 31, 2020, respectively, and $8.6 million and $5.6 million during the nine months ended October 31, 2021 and October 31, 2020, respectively. The net book value of capitalized website and internal-use software was $34.5 million and $20.1 million as of October 31, 2021 and January 31, 2021, respectively.

Intangible Assets, Net
Total intangible assets, net consisted of the following (dollar in thousands):

	October 31, 2021			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$82,396	$8,822	$73,574	84
Customer relationships	9,068	1,556	7,512	74
Other acquired intangible assets	2,401	617	1,784	75
Total	$93,865	$10,995	$82,870

	January 31, 2021			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount

				(in months)
Developed technology	$14,513	$2,193	$12,320	56
Customer relationships	3,769	649	3,120	54
Other acquired intangible assets	399	162	237	185
Total	$18,681	$3,004	$15,677
Amortization of developed technology and customer relationships are recorded within cost of revenue and sales and marketing expense, respectively, in the condensed consolidated statements of operations. Other acquired intangibles are recorded within cost of revenue, research and development expense and general and administrative expense in the condensed consolidated statements of operations. Amortization expense of intangible assets was $3.4 million and $0.4 million during the three months ended October 31, 2021 and October 31, 2020, and $9.1 million and $0.6 million during the nine months ended October 31, 2021 and October 31, 2020, respectively.
The estimated aggregate future amortization expense of intangible assets as of October 31, 2021 is as follows (in thousands):

Total

Fiscal 2022 (remaining three months)	$3,323
Fiscal 2023	13,253
Fiscal 2024	12,558
Fiscal 2025	12,474
Fiscal 2026	11,387
Thereafter	29,875
Total amortization expense	$82,870
The developed technology, customer relationships, and other acquired intangible assets are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging from 2 to 20 years.
Goodwill
The changes in goodwill during the nine months ended October 31, 2021 consisted of the following (in thousands):

Amounts

Goodwill as of January 31, 2021	$83,566
Goodwill acquired(1)	291,273
Foreign currency translation	(950)
Goodwill as of October 31, 2021	$373,889
__________________________________

(1)Goodwill acquired resulted from the acquisition of Humio. Refer to Note 12 for additional information.
Other Assets, Noncurrent
Other assets, noncurrent consisted of the following (in thousands):

	October 31, 2021	January 31, 2021

Other assets, noncurrent	$11,441	$8,627
Deferred finance cost, noncurrent	4,499	4,355
Deferred income tax asset, noncurrent	3,065	1,328
Deposits, noncurrent	2,676	2,802
Other assets, noncurrent	$21,681	$17,112
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	October 31, 2021	January 31, 2021

Web hosting services	$29,881	$14,187
Other accrued expenses	15,138	11,372
Accrued purchases of property and equipment	11,605	687
Accrued marketing	9,791	14,592
Accrued legal and accounting	5,593	4,570
Accrued interest expense	4,750	5,709
Accrued expenses	$76,758	$51,117
Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following (in thousands):

	October 31, 2021	January 31, 2021

Accrued commissions	$36,439	$32,300
Accrued payroll and related expenses	22,289	16,528
Employee Stock Purchase Plan	20,361	10,969
Accrued bonuses	15,649	12,110
Accrued payroll and benefits	$94,738	$71,907

In April 2020, the Company began deferring payment on its share of payroll taxes owed, as permitted by the CARES Act through December 31, 2020. As of October 31, 2021 and January 31, 2021, the Company had deferred $5.1 million of payroll taxes in other current liabilities and $5.1 million of payroll taxes in other liabilities, noncurrent on the condensed consolidated balance sheet.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	October 31, 2021	January 31, 2021

Income tax payable	$62,678	$2,639
Other current liabilities	12,850	9,652
Accrued taxes	1,632	2,837
Customer deposits	1,447	2,371
Other current liabilities	$78,607	$17,499

5. Debt
Secured Revolving Credit Facility
In April 2019, the Company entered into a Credit Agreement with Silicon Valley Bank and other lenders, to provide a revolving line of credit of up to $150.0 million, including a letter of credit sub-facility in the aggregate amount of $10.0 million, and a swingline sub-facility in the aggregate amount of $10.0 million.
On January 4, 2021, the Company amended and restated its existing credit agreement (the “A&R Credit Agreement” and the facility thereunder the “Revolving Facility”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto, providing the Company with a revolving line of credit of up to $750.0 million, including a letter of credit sub-facility in the aggregate amount of $100.0 million, and a swingline sub-facility in the aggregate amount of $50.0 million. The Company also has the option to request an incremental facility of up to an additional $250.0 million from one or more of the lenders under the A&R Credit Agreement. The A&R Credit Agreement is guaranteed by all of the Company’s material domestic subsidiaries. The A&R Credit Agreement extended the maturity date of April 19, 2022 to January 2, 2026. Under the A&R Credit Agreement, revolving loans may be either Eurodollar Loans or Alternate Base Rate (“ABR”) Loans. Outstanding Eurodollar Loans incur interest at the Eurodollar Rate, which is defined as LIBOR (or any successor thereto), subject to a 0.00% LIBOR floor, plus a margin between 1.50% and 2.00%, depending on the Company’s senior secured leverage ratio. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect for such day plus 0.50%, and (c) the Eurodollar Rate plus 1.00%, in each case plus a margin between (0.25)% and 0.25%, depending on the senior secured leverage ratio. The Company will be charged a commitment fee of 0.15% to 0.25% per year for committed but unused amounts, depending on the senior secured leverage ratio. The financial covenants require the Company to maintain a minimum consolidated interest coverage ratio of 3.00:1.00, a maximum senior secured leverage ratio of 3.00:1.00 (through January 31, 2023), and a maximum total leverage ratio of 5.50:1.00 stepping down to 3.50:1.00 over time. The Company was in compliance with the financial covenants as of October 31, 2021.
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
No amounts were outstanding under the A&R Credit Agreement as of October 31, 2021 and January 31, 2021.
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
The net proceeds from the debt offering were $738.0 million after deducting underwriting commissions of $9.4 million and $2.6 million of issuance costs. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs and accretion of debt discount was $6.0 million and $18.0 million during the three and nine months ended October 31, 2021, respectively.

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
As of October 31, 2021, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.
Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of October 31, 2021 was approximately $742.8 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes is categorized as Level 2 for purposes of the fair value measurement hierarchy.
6. Income Taxes
The Company recognized an income tax expense of $4.5 million and $0.5 million for the three months ended October 31, 2021 and October 31, 2020, respectively, and $58.8 million and $1.9 million for the nine months ended October 31, 2021 and October 31, 2020, respectively. The tax expense for the three months ended October 31, 2021 was primarily attributable to pre-tax foreign earnings. The tax expense for the nine months ended October 31, 2021 was primarily attributable to pre-tax foreign earnings and the intercompany sale of intellectual property from Humio. The Company transferred acquired intellectual property from the foreign subsidiary to the U.S. Although the transfer of the intellectual property between consolidated entities did not result in any gain in the consolidated results of operations, the Company generated a taxable gain in the foreign jurisdiction resulting in an additional tax expense of $48.8 million. The Company’s effective tax rates of (9.7)% and (1.9)% for the three months ended October 31, 2021 and October 31, 2020, respectively, and (43.8)% and (2.7)% for the nine months ended October 31, 2021 and October 31, 2020, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax impact from the intercompany sale of intellectual property from Humio for the nine months ended October 31, 2021.
The Company has a full valuation allowance on its U.S. federal and state and its U.K. deferred tax assets. As a result, consistent with the prior year, the Company does not record a tax benefit on these losses because it is more likely than not that the benefit will not be realized.
The balance of gross unrecognized tax benefits was $39.5 million and $24.4 million as of October 31, 2021 and January 31, 2021, respectively. The increase was primarily due to establishing an uncertain tax position associated with research & development tax credits. As of October 31, 2021 and January 31, 2021, approximately $1.3 million and $0.6 million, respectively of the unrecognized tax benefits including interest and penalties would affect the Company’s effective tax rate if favorably resolved. In the third quarter of fiscal 2022, given management’s determination of the timing of cash payments, long-term tax liability of $21.6 million was reclassified to short-term and is no longer considered an uncertain tax position by the Company. The Company expects to have resolution on discussions with tax authorities on certain tax matters, which will likely have an impact on the Company’s provision for income taxes in the fourth quarter. The Company is subject to examination by tax authorities both domestically and internationally. The Company believes that adequate amounts have been reserved for any adjustments that may result from these examinations, although the Company cannot assure that this will be the case given the inherent uncertainties in these examinations. It is impractical to determine the amount and timing of these adjustments.
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
Cash paid for amounts included in the measurement of operating lease liabilities was $2.9 million and $2.7 million for the three months ended October 31, 2021 and October 31, 2020 and $8.8 million and $8.1 million for the nine months ended October 31, 2021 and October 31, 2020, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets were $1.5 million and none for the three months ended October 31, 2021 and October 31, 2020, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets were $4.6 million and $6.2 million for the nine months ended October 31, 2021 and October 31, 2020, respectively.
As of October 31, 2021, the weighted-average remaining lease term is 3.4 years, and the weighted-average discount rate is 5.4%.
The component of lease costs was as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Lease cost
Operating lease cost	$2,782	$2,677	$8,393	$7,631
Short-term lease cost	547	492	1,508	1,477
Variable lease cost	1,472	774	3,208	2,128
Total lease cost	$4,801	$3,943	$13,109	$11,236
There was no sublease income for the three and nine months ended October 31, 2021 or October 31, 2020. As of October 31, 2021, the Company has not entered into any non-cancelable operating leases with a term greater than 12 months that have not yet commenced.
The maturities of the Company’s non-cancelable operating lease liabilities are as follows (in thousands):

October 31, 2021

Fiscal 2022 (remaining three months)	$1,489
Fiscal 2023	11,895
Fiscal 2024	11,861
Fiscal 2025	10,764
Fiscal 2026	4,811
Thereafter	608
Total operating lease payments	41,428
Less: imputed interest	(3,827)
Present value of operating lease liabilities	$37,601
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
The fair value of each option was estimated on the date of grant using the following assumptions during the period:

Nine Months Ended October 31,
	2021	2020
Expected term (in years)	3.8 - 5.6	3.2 - 6.1
Risk-free interest rate	0.6% - 1.0%	0.2% - 0.4%
Expected stock price volatility	36.1% - 37.1%	35.8% - 37.3%
Dividend yield	—%	—%
The following table is a summary of stock option activity for the nine months ended October 31, 2021:

	Number of Shares	Weighted-Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2021	6,646	$8.24
Granted	93	$3.19
Exercised	(2,136)	$5.99
Canceled	(182)	$30.31
Options outstanding at October 31, 2021	4,421	$8.32
Options vested and expected to vest at October 31, 2021	4,421	$8.32
Options exercisable at October 31, 2021	2,871	$6.56
Options outstanding include 378,031 options that were unvested as of October 31, 2021.
The aggregate intrinsic value of options vested and exercisable was $790.1 million and $711.4 million as of October 31, 2021 and January 31, 2021, respectively. The weighted-average remaining contractual term of options vested and exercisable was 6.0 years and 6.4 years as of October 31, 2021 and January 31, 2021, respectively.
No options were granted during the three months ended October 31, 2021. The weighted-average grant date fair values of all options granted was $121.00 per share during the three months ended October 31, 2020, and $180.08 and $66.31 per share during the nine months ended October 31, 2021 and October 31, 2020, respectively. The total intrinsic value of all options exercised was $94.9 million and $162.4 million during the three months ended October 31, 2021 and October 31, 2020, respectively, and $483.3 million and $516.4 million during the nine months ended October 31, 2021 and October 31, 2020, respectively.
The aggregate intrinsic value of stock options outstanding as of October 31, 2021 and January 31, 2021 was $1.2 billion and $1.4 billion, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 6.4 years and 7.0 years as of October 31, 2021 and January 31, 2021, respectively.

Total unrecognized stock-based compensation expense related to unvested options was $21.0 million as of October 31, 2021. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 1.4 years. Total unrecognized stock-based compensation expense related to unvested options was $24.3 million as of January 31, 2021. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 1.7 years.
Early Exercise of Employee Options
The 2011 Stock Plan allows for the early exercise of stock options for certain individuals as determined by the Board of Directors. The consideration received for an early exercise of an option is a deposit of the exercise price and the related dollar amount is recorded as a liability for early exercise of unvested stock options in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination or for any reason, including death and disability, at the price paid by the purchaser for such shares. There were no issued shares of common stock related to early exercised stock options for the three and nine months ended October 31, 2021 or October 31, 2020. As of October 31, 2021, the number of shares of common stock related to early exercised stock options subject to repurchase was 279,409 shares for $3.0 million. As of January 31, 2021, the number of shares of common stock related to early exercised stock options subject to repurchase was 548,028 shares for $5.4 million. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company includes unvested shares subject to repurchase in the number of shares outstanding in the condensed consolidated balance sheet and statements of stockholders’ equity.
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
Expense for RSUs that have a service-based vesting condition only are being amortized on a straight-line basis. Expense for RSUs that have both a service-based and a performance-based vesting condition are being amortized under the accelerated attribution method. Total unrecognized stock-based compensation expense related to unvested RSUs was $719.8 million as of October 31, 2021. This expense is expected to be amortized (subject to acceleration or straight-line basis) over a weighted-average vesting period of 2.4 years.
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

Expense for PSUs is being amortized under the accelerated attribution method and may be adjusted over the vesting period based on interim estimates of performance against pre-set objectives.
Total unrecognized stock-based compensation expense related to unvested PSUs was $56.9 million as of October 31, 2021. This expense is expected to be amortized over a weighted-average vesting period of 1.3 years.
Special PSU Award
On August 28, 2021, the Company’s Board of Directors granted 540,000 performance stock units to George Kurtz, the Company’s President and Chief Executive Officer (the “Special PSU Award”). The Special PSU Award will vest upon the satisfaction of the Company’s achievement of specified stock price hurdles, which is based on the average of the closing stock price per share of the Company’s Class A common stock during any 45 consecutive trading day period during the applicable performance period, and a service-based vesting condition. The service condition applicable to each tranche of the Special PSU Award will be satisfied in installments as follows, subject to continued employment with the Company through each applicable vesting date: (i) 50% of the Special PSU Award underlying the applicable tranche will service vest on the first anniversary of the vesting commencement date applicable to such tranche of the Special PSU Award (i.e., February 1, 2022, February 1, 2023, February 1, 2024 and February 1, 2025) and (ii) the remaining PSUs with respect to such tranche will thereafter service vest in four equal quarterly installments of 12.5%.

The Company measured the fair value of the Special PSU Award using a Monte Carlo simulation valuation model. The risk-free interest rate used was 0.85%, which is based on the zero-coupon-risk-free interest rate derived from the Treasury Constant Maturities yield curve for the expected term of the award on the grant date. The expected volatility is a blended volatility rate of 55.36%, which includes 50% weight on the Company’s historical volatility calculated from daily stock returns over a 2.21-year look-back from the grant date and 50% weight based on the Company’s implied volatility as of the grant date.

Stock-based compensation expense relating to the Special PSU Award is recognized using the accelerated attribution method.

Total unrecognized stock-based compensation expense related to the unvested portion of the Special PSU Award was $115.3 million as of October 31, 2021. This expense is expected to be amortized over a weighted-average vesting period of 3.1 years.
The following table is a summary of RSUs, PSUs and the Special PSU Award activities for the nine months ended October 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
RSUs, PSUs and the Special PSU Award outstanding at January 31, 2021	8,449	$59.27
Granted	2,964	$229.47
Vested	(2,680)	$58.59
Performance adjustment (1)	153	$58.15
Forfeited	(414)	$99.42
RSUs, PSUs and the Special PSU Award outstanding at October 31, 2021	8,472	$117.05
RSUs, PSUs, and the Special PSU Award expected to vest at October 31, 2021	8,472	$117.05
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

The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares shall be 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP allows for up to one increase in contribution during each purchase period. If an employee elects to increase his or her contribution, the Company treats this as an accounting modification. The pre- and post-modification fair values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase period. Incremental expense as a result of such modification was $1.1 million and $0.8 million for the three months ended October 31, 2021 and October 31, 2020, respectively, and $5.4 million and $1.6 million for the nine months ended October 31, 2021 and October 31, 2020, respectively.
Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued at October 31, 2021 and January 31, 2021 totaled $20.4 million and $11.0 million are included within accrued payroll and benefits in the condensed consolidated balance sheets.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares to be issued under the ESPP for the offering periods beginning in June 2019:

Nine Months Ended October 31,
	2021	2020
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.0% - 1.9%	0.2% - 2.0%
Expected stock price volatility	33.0% - 55.9%	30.1% - 54.3%
Dividend yield	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Subscription cost of revenue	$5,969	$3,226	$15,548	$7,856
Professional services cost of revenue	2,546	1,551	6,963	3,947
Sales and marketing	25,499	12,811	68,178	35,101
Research and development	27,333	11,771	70,942	25,700
General and administrative	25,319	11,251	55,684	29,357
Total stock-based compensation expense	$86,666	$40,610	$217,315	$101,961
9.    Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes the revenue from contracts by type of customer (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2021		2020		2021		2020
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

Channel Partners	$282,774	74%	$175,837	76%	$761,597	75%	$459,529	75%
Direct Customers	97,277	26%	56,623	24%	258,987	25%	149,980	25%
Total revenue	$380,051	100%	$232,460	100%	$1,020,584	100%	$609,509	100%

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
The Company also uses referral partners who refer customers in exchange for a referral fee. The Company negotiates pricing and contracts directly with the end customer. The Company recognizes revenue from the sales to the end customers ratably over the term of the contract once access to the Company’s solution has been provided to the end customer.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2021		2020		2021		2020
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

United States	$276,698	73%	$167,741	72%	$741,168	73%	$438,955	72%
Europe, Middle East, and Africa	50,721	13%	33,192	14%	138,920	14%	86,785	14%
Asia Pacific	37,265	10%	20,551	9%	99,263	9%	53,186	9%
Other	15,367	4%	10,976	5%	41,233	4%	30,583	5%
Total revenue	$380,051	100%	$232,460	100%	$1,020,584	100%	$609,509	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the three and nine months ended October 31, 2021 and October 31, 2020.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $316.2 million and $185.7 million for the three months ended October 31, 2021 and October 31, 2020, respectively, and $598.8 million and $354.5 million for the nine months ended October 31, 2021 and October 31, 2020, respectively, that were included in the corresponding contract liability balance at the beginning of the period.
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
Changes in deferred revenue were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	Carrying Amount

Beginning Balance	$1,164,357	$689,840	$911,895	$571,168
Additions to deferred revenue	503,890	305,294	1,396,885	801,015
Recognition of deferred revenue	(380,051)	(232,460)	(1,020,584)	(609,509)
Ending Balance	$1,288,196	$762,674	$1,288,196	$762,674
Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancelable. Customers typically have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of October 31, 2021, the aggregate amount of the transaction price allocated to remaining performance obligations was $1.9 billion. The Company expects to recognize 71% of the remaining performance obligations in the next 12 months and 28% between 13 to 36 months, with the remainder to be recognized thereafter.

Costs to Obtain a Contract
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
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to channel partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of 4 years while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of six months and included in sales and marketing expense in the condensed consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the three and nine months ended October 31, 2021 and October 31, 2020.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Beginning balance	$235,913	$135,023	$198,756	$114,206
Capitalization of contract acquisition costs	64,325	35,753	151,901	84,741
Amortization of deferred contract acquisition costs	(29,293)	(16,769)	(79,712)	(44,940)
Ending balance	$270,945	$154,007	$270,945	$154,007

Deferred contract acquisition costs, current	$108,636	$62,422	$108,636	$62,422
Deferred contract acquisition costs, noncurrent	162,309	91,585	162,309	91,585
Total deferred contract acquisition costs	$270,945	$154,007	$270,945	$154,007
10.    Commitments and Contingencies
Purchase Obligations
The Company enters into long-term non-cancelable agreements with providers to purchase data center capacity, such as bandwidth and colocation space, for the Company’s cloud platform. As of October 31, 2021, the Company is committed to spend $52.4 million on such agreements through fiscal 2028. These obligations are included in purchase obligations below.
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase products and services such as technology, equipment, office renovations, corporate events, and consulting services. A summary of noncancellable purchase obligations in excess of one year as of October 31, 2021 with expected date of payment is as follows (in thousands):

Total Commitments

Fiscal 2022 (remaining three months)	$23,806
Fiscal 2023	57,566
Fiscal 2024	54,492
Fiscal 2025	10,047
Fiscal 2026	7,299
Thereafter	2,546
Total purchase commitments	$155,756

In October 2021, the Company entered into a new private pricing addendum with Amazon Web Services (“AWS”), which provides the Company with cloud computing infrastructure. Under the new pricing addendum, the minimum commitment is $600.0 million of cloud services from AWS through September 2026. As of October 31, 2021, the Company’s remaining contractual commitment is $587.7 million, which is excluded from the table above. The Company expects to meet its remaining commitment with AWS.
Letters of Credit
As of October 31, 2021 and January 31, 2021, the Company had an unused standby letter of credit for $0.4 million securing its headquarters facility in Sunnyvale, California, as well as an unused standby letter of credit for $1.0 million securing its facility in Austin, Texas.
Litigation

In November 2016, Fair Isaac Corporation (“FICO”) filed a petition before the Trademark Trial and Appellate Board (“TTAB”) at the U.S. Patent and Trademark Office, seeking cancellation of the Company’s registration of its “CrowdStrike Falcon” trademark, and a notice of opposition of the Company’s trademark application for “Falcon OverWatch.” The Company denies that any of the relief FICO seeks is appropriate, and has itself moved to cancel, or in the alternative amend, FICO’s “Falcon” trademark registrations before the TTAB. The proceedings have been consolidated and are in the discovery phase with trial periods scheduled to begin in December 2021. The Company is vigorously defending the case, but given the early stage, although a loss may reasonably be possible, the Company is unable to predict the likelihood of success of FICO’s claims or estimate a loss or range of loss. As a result, no liability has been recorded as of October 31, 2021 or January 31, 2021.
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
The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of October 31, 2021 or January 31, 2021.

11.    Related Party Transactions
Subscription and Professional Services Revenue from Related Parties
During the three and nine months ended October 31, 2021 and October 31, 2020, certain investors and companies with whom the Company’s Board of Directors are affiliated with, purchased subscriptions and professional services. The Company recorded revenue from subscriptions and professional services from related parties of $1.8 million and $1.1 million during the three months ended October 31, 2021 and October 31, 2020, respectively, and $5.4 million and $3.0 million during the nine months ended October 31, 2021 and October 31, 2020, respectively. Accounts receivable associated with these related parties was $0.7 million and $1.3 million as of October 31, 2021 and January 31, 2021, respectively.
Accounts Payable to Related Parties
The Company purchased goods and services totaling $5.0 million and $6.0 million, respectively, from certain investors and companies with whom its Board of Directors are affiliated with during the three months ended October 31, 2021 and October 31, 2020, respectively, and $18.5 million and $6.2 million during the nine months ended October 31, 2021 and October 31, 2020, respectively. The accounts payable to such vendors was immaterial as of October 31, 2021 and January 31, 2021.
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

The Company incurred non-consideration acquisition expense of $0.3 million and $5.0 million during the three and nine months ended October 31, 2021, respectively. The acquisition costs are recorded in general and administrative expenses in the Company’s condensed consolidated statement of operations.

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
The Company did not incur non-consideration acquisition expense during the three months ended October 31, 2021. The Company incurred non-consideration acquisition expense of $0.3 million during the nine months ended October 31, 2021. The acquisition costs are recorded in general and administrative expenses in the Company’s condensed consolidated statement of operations.
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
13.    Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to CrowdStrike’s common stockholders is computed in conformity with the two-class method required for participating securities. Basic net loss per share attributable to CrowdStrike common stockholders is computed by dividing the net loss attributable to CrowdStrike by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share because the effects of potentially dilutive items were antidilutive given the Company’s net loss position in the periods presented.
The rights of the holders of Class A and Class B common stock are identical, except with the respect to voting and conversion rights. As such, the undistributed earnings are allocated equally to each share of common stock without class distinction and the resulting basic and diluted net loss per share attributable to CrowdStrike common stockholders are the same for shares of Class A and Class B common stock.

The following table sets forth the computation of basic and diluted net loss per share attributable to CrowdStrike common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
Numerator:
Net loss attributable to Class A and Class B CrowdStrike common stockholders	$(50,455)	$(24,531)	$(192,822)	$(73,627)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B of CrowdStrike common stockholders, basic and diluted	228,293	219,401	226,292	216,432
Net loss per share attributable to Class A and Class B CrowdStrike common stockholders, basic and diluted	$(0.22)	$(0.11)	$(0.85)	$(0.34)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	October 31, 2021	October 31, 2020

Shares of common stock subject to repurchase from outstanding stock options	279	638
RSUs and PSUs subject to future vesting	8,472	8,747
Shares of common stock issuable from stock options	4,421	8,521
Share purchase rights under the employee stock purchase plan	558	1,131
Potential common shares excluded from diluted net loss per share	13,730	19,037

The above table excludes founder holdbacks related to business combinations. A variable number of shares will be issued upon vesting to settle a fixed monetary amount of $8.5 million, of which such shares are contingent upon continued employment with the Company for two years. The share price will be determined based on the Company’s average stock price 5 days prior to each vesting date. As of October 31, 2021, 11,313 shares were issued to settle founder holdbacks at a weighted average price of $253.42 per share.
14.     Subsequent Events
On October 29, 2021, the Company entered into an agreement to acquire all of the ownership interests in Secure Circle LLC (“Secure Circle”), a SaaS-based cybersecurity service that extends Zero Trust security to data on the endpoint. The acquisition of Secure Circle closed on November 29, 2021 and the Company paid approximately $60.8 million in cash subject to customary net working capital and purchase price adjustments. Due to the proximity of the closing date and the issuance of these condensed consolidated financial statements, the initial accounting for the acquisition of Secure Circle is incomplete, and therefore the Company is unable to disclose certain information required by ASC 805, including any provisional amounts recognized as of the acquisition date for each major class of assets acquired, liabilities assumed, and goodwill.

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
We believe we are defining a new category called the Security Cloud, with the power to transform the security industry much the same way the cloud has transformed the customer relationship management, human resources, and service management industries. With our Falcon platform, we created the first multi-tenant, cloud native, intelligent security solution capable of protecting workloads across on-premise, virtualized, and cloud-based environments running on a variety of endpoints such as desktops, laptops, servers, virtual machines, cloud workloads, cloud containers, mobile, and IoT devices. Our Falcon platform is composed of two tightly integrated proprietary technologies: our easily deployed intelligent lightweight agent and our cloud-based, dynamic graph database called Threat Graph. Our solution benefits from crowdsourcing and economies of scale, which we believe enables our AI algorithms to be uniquely effective. We call this cloud-scale AI. Our single lightweight agent is installed on each endpoint or the cloud workload host and provides local detection and prevention capabilities while also intelligently collecting and streaming high fidelity data to our platform for real-time decision-making. Our Threat Graph processes, correlates, and analyzes this data in the cloud using a combination of AI and behavioral pattern-matching techniques. By analyzing and correlating information across our massive, crowdsourced dataset, we are able to deploy our AI algorithms at cloud-scale and build a more intelligent, effective solution to detect threats and stop breaches that on-premise or single instance cloud products cannot match. Today we provide a leading cloud-delivered solution for next-generation endpoint and cloud workload protection via a SaaS subscription-based model that spans multiple security markets, including corporate workload security, security and vulnerability management, managed security services, IT operations management, threat intelligence services, identity protection and log management.

In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty, and economic disruption. Since the pandemic commenced, we have implemented several measures to help ensure the health and safety of our employees around the globe. In addition, in response to the uncertain macroeconomic environment, we converted all of our marketable securities to cash and cash equivalents during the three months ended April 30, 2020 and all of our investments were classified as cash and cash equivalents as of October 31, 2021. Thus far, the impact of the pandemic has been modest with respect to some customers, particularly in heavily impacted industries, requesting special billing or payment terms. Our gross retention rate for the third quarter of fiscal 2022 remained consistently high and our dollar-based net retention rate was once again above 100 percent as we continued to expand the number of endpoints and modules within existing customers.

We have gradually resumed certain pre-pandemic activities, such as employee travel, working in the office, customer interactions, and marketing events, among other things. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. The extent to which the COVID-19 pandemic may impact our longer-term operational and financial performance remains uncertain. Furthermore, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, if at all. The extent of the impact of the COVID-19 pandemic will depend on several factors, including the pace of reopening the economy around the world; the possible resurgence in the spread of the virus; the development cycle of therapeutics and vaccines; the impact on our customers and our sales cycles; the impact on our customer, employee, and industry events; and the effect on our vendors. Please see Part II, Item IA, “Risk Factors” in this Quarterly Report on Form 10-Q for a further description of the material risks we currently face, including risks related to the COVID-19 pandemic.
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
The following table sets forth the number of our subscription customers as of the dates presented:

	As of October 31,
	2021	2020
Subscription customers	14,687	8,416
Year-over-year growth	75%	85%
We added 1,607 and 4,791 net new subscription customers during the three and nine months ended October 31, 2021, respectively, for a total of 14,687 subscription customers as of October 31, 2021, representing 75% growth year-over-year. We added 1,186 and 2,985 net new subscription customers during the three and nine months ended October 31, 2020, for a total of 8,416 subscription customers as of October 31, 2020, representing 85% growth year-over-year.
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
The following table sets forth our ARR as of the dates presented (dollar in thousands):

	As of October 31,
	2021	2020

Annual recurring revenue	$1,514,453	$907,391
Year-over-year growth	67%	81%
ARR grew to $1.5 billion as of October 31, 2021, of which $170.0 million and $464.4 million was net new ARR added for the three and nine months ended October 31, 2021, respectively. ARR grew to $907.4 million as of October 31, 2020, of which $116.8 million and $306.9 million was net new ARR added for three and nine months ended October 31, 2020, respectively.
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
Professional Services Revenue. Professional services revenue includes incident response and proactive services, forensic and malware analysis, and attribution analysis. Professional services are generally sold separately from subscriptions to our Falcon platform, although customers frequently enter into a separate arrangement to purchase subscriptions to our Falcon platform at the conclusion of a professional services arrangement. Professional services are available through hourly rate and fixed fee contracts, one-time and ongoing engagements, and retainer-based agreements. For time and materials and retainer-based arrangements, revenue is recognized as services are performed. Fixed fee contracts account for an immaterial portion of our revenue.
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
Interest Expense: Interest Expense consists primarily of interest expense from amortization of debt issuance costs, contractual interest expense for our Senior Notes issued in January 2021, and amortization of debt issuance costs on our secured revolving credit facility. We expect interest expense to increase in fiscal 2022 as a result of the issuance of our Senior Notes.
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
Net Income Attributable to Non-controlling Interest. Net income attributable to non-controlling interest consists of Falcon Fund’s non-controlling interest share of mark-to-market gains and interest income from our strategic investments.
Results of Operations
The following tables set forth our condensed consolidated statements of operations for each period presented (dollar in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %	Nine Months Ended October 31,		Change $	Change %
	2021	2020			2021	2020

Revenue
Subscription	$357,030	$213,530	$143,500	67%	$954,094	$560,008	$394,086	70%
Professional services	23,021	18,930	4,091	22%	66,490	49,501	16,989	34%
Total revenue	380,051	232,460	147,591	63%	1,020,584	609,509	411,075	67%
Cost of revenue
Subscription (1) (2)	85,464	49,583	35,881	72%	226,360	130,864	95,496	73%
Professional services (1)	16,200	11,944	4,256	36%	44,241	31,949	12,292	38%
Total cost of revenue	101,664	61,527	40,137	65%	270,601	162,813	107,788	66%
Gross profit	278,387	170,933	107,454	63%	749,983	446,696	303,287	68%
Operating expenses
Sales and marketing (1) (2)	164,960	105,602	59,358	56%	453,952	288,867	165,085	57%
Research and development (1) (2)	97,630	57,539	40,091	70%	266,265	148,600	117,665	79%
General and administrative (1) (2) (3) (4)	56,061	31,951	24,110	75%	148,780	85,955	62,825	73%
Total operating expenses	318,651	195,092	123,559	63%	868,997	523,422	345,575	66%
Loss from operations	(40,264)	(24,159)	(16,105)	67%	(119,014)	(76,726)	(42,288)	55%
Interest expense (5)	(6,403)	(193)	(6,210)	3,218%	(18,929)	(510)	(18,419)	3,612%
Other income, net (6)	690	272	418	154%	6,077	5,537	540	10%
Loss before provision for income taxes	(45,977)	(24,080)	(21,897)	91%	(131,866)	(71,699)	(60,167)	84%
Provision for income taxes(7)	4,473	451	4,022	892%	58,773	1,928	56,845	2,948%
Net loss	(50,450)	(24,531)	(25,919)	106%	(190,639)	(73,627)	(117,012)	159%
Net income attributable to noncontrolling interest	5	—	5	100%	2,183	—	2,183	100%
Net loss attributable to CrowdStrike	$(50,455)	$(24,531)	$(25,924)	106%	$(192,822)	$(73,627)	$(119,195)	162%
___________________________________________

(1)Includes stock-based compensation expense as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Subscription cost of revenue	$5,969	$3,226	$15,548	$7,856
Professional services cost of revenue	2,546	1,551	6,963	3,947
Sales and marketing	25,499	12,811	68,178	35,101
Research and development	27,333	11,771	70,942	25,700
General and administrative	25,319	11,251	55,684	29,357
Total stock-based compensation expense	$86,666	$40,610	$217,315	$101,961
(2)Includes amortization of acquired intangible assets, including purchased patents, as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Subscription cost of revenue	$2,784	$272	$7,550	$397
Sales and marketing	540	91	1,509	153
Research and development	—	9	—	29
General and administrative	13	—	13	—
Total amortization of acquired intangibles	$3,337	$372	$9,072	$579
(3)Includes acquisition-related expenses as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

General and administrative	$971	$2,119	$5,912	$2,119
Total acquisition-related expenses	$971	$2,119	$5,912	$2,119
(4)Includes legal reserve and settlement charges as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

General and administrative	$—	$—	$2,500	$—
Total legal reserve and settlement charges	$—	$—	$2,500	$—
(5)Includes amortization of debt issuance costs and discount as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Interest expense	$546	$—	$1,639	$—
Total amortization of debt issuance costs and discount	$546	$—	$1,639	$—
(6)Includes gains and other income from strategic investments as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Other income, net	$10	$—	$4,366	$—
Total gains and other income from strategic investments	$10	$—	$4,366	$—

(7)Includes tax costs for intellectual property integration relating to the Humio acquisition as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

Provision for income taxes	$—	$—	$48,824	$—
Total provision for income taxes	$—	$—	$48,824	$—
The following table presents the components of our condensed consolidated statements of operations as a percentage of total revenue for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

	%		%
Revenue
Subscription	94%	92%	93%	92%
Professional services	6%	8%	7%	8%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	22%	21%	22%	21%
Professional services	4%	5%	4%	5%
Total cost of revenue	27%	26%	27%	27%
Gross profit	73%	74%	73%	73%
Operating expenses
Sales and marketing	43%	45%	44%	47%
Research and development	26%	25%	26%	24%
General and administrative	15%	14%	15%	14%
Total operating expenses	84%	84%	85%	86%
Loss from operations	(11)%	(10)%	(12)%	(13)%
Interest expense	(2)%	—%	(2)%	—%
Other income, net	—%	—%	1%	1%
Loss before provision for income taxes	(12)%	(10)%	(13)%	(12)%
Provision for income taxes	1%	—%	6%	—%
Net loss	(13)%	(11)%	(19)%	(12)%
Net income attributable to noncontrolling interest	—%	N/A	—%	N/A
Net loss attributable to CrowdStrike	(13)%	(11)%	(19)%	(12)%
Comparison of the Three Months Ended October 31, 2021 and 2020
Revenue
The following shows total revenue from subscriptions and professional services for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2021	2020

Subscription	$357,030	$213,530	$143,500	67%
Professional services	23,021	18,930	4,091	22%
Total revenue	$380,051	$232,460	$147,591	63%

Total revenue increased by $147.6 million, or 63%, for the three months ended October 31, 2021, compared to the three months ended October 31, 2020. Subscription revenue accounted for 94% of our total revenue for the three months ended October 31, 2021, and 92% of our total revenue for the three months ended October 31, 2020. Professional services revenue accounted for 6% of our total revenue for the three months ended October 31, 2021, and 8% of our total revenue for the three months ended October 31, 2020.
Subscription revenue increased by $143.5 million, or 67%, for the three months ended October 31, 2021, compared to the three months ended October 31, 2020. This increase was primarily attributable to the addition of new subscription customers, as we increased our customer base by 75% from 8,416 subscription customers as of October 31, 2020 to 14,687 subscription customers as of October 31, 2021. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 34%, 42%, and 24% of total subscription revenue for the three months ended October 31, 2021, respectively. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 32%, 37%, and 31% of total subscription revenue for the three months ended October 31, 2020, respectively.
Professional services revenue increased by $4.1 million, or 22%, for the three months ended October 31, 2021, compared to the three months ended October 31, 2020, which was primarily attributable to an increase in the number of professional service hours performed and increase in services offerings that are not based on billable hours.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2021	2020

Subscription	$85,464	$49,583	$35,881	72%
Professional services	16,200	11,944	4,256	36%
Total cost of revenue	$101,664	$61,527	$40,137	65%
Total cost of revenue increased by $40.1 million, or 65%, for the three months ended October 31, 2021, compared to the three months ended October 31, 2020. Subscription cost of revenue increased by $35.9 million, or 72%, for the three months ended October 31, 2021, compared to the three months ended October 31, 2020. The increase in subscription cost of revenue was primarily due to an increase in cloud hosting and related services cost of $16.4 million driven by increased customer activity, an increase in employee-related expenses of $9.2 million driven by a 50% increase in average headcount, an increase in stock-based compensation expense of $2.7 million, an increase in amortization of intangible assets of $2.5 million, an increase in depreciation of data center equipment of $1.8 million, an increase in allocated overhead costs of $1.3 million, and an increase in depreciation of internal use software of $1.3 million.
Professional services cost of revenue increased by $4.3 million, or 36%, for the three months ended October 31, 2021, compared to the three months ended October 31, 2020. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $2.4 million driven by an increase in average headcount of 41% and an increase in stock-based compensation expense of $1.0 million.
The following shows gross profit and gross margin for subscriptions and professional services for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2021	2020

Subscription gross profit	$271,566	$163,947	$107,619	66%
Professional services gross profit	6,821	6,986	(165)	(2)%
Total gross profit	$278,387	$170,933	$107,454	63%

	Three Months Ended October 31,		Change %
	2021	2020
Subscription gross margin	76%	77%	(1)%
Professional services gross margin	30%	37%	(7)%
Total gross margin	73%	74%	(1)%
Subscription gross margin slightly decreased for the three months ended October 31, 2021, compared to the three months ended October 31, 2020. The decrease in subscription gross margin was primarily due to higher intangibles amortization resulting from acquisitions, higher stock-based compensation expense, and higher cloud services costs per sensor, partially offset by continued expansion of module adoption during the three months ended October 31, 2021, compared to the three months ended October 31, 2020. As of October 31, 2021, 68% of our customer base had adopted four or more modules, 55% of our customer base had adopted five or more modules, and 32% of our customer base had adopted six or more modules. As of October 31, 2020, 61% of our customer base had adopted four or more modules, 44% of our customer base had adopted five or more modules, and 22% of our customer base had adopted six or more modules.
Professional services gross margin decreased by 7% for the three months ended October 31, 2021, compared to the three months ended October 31, 2020. The decrease in professional services gross margin was primarily due to decrease in utilization, higher employee-related expenses and higher stock-based compensation during the three months ended October 31, 2021 compared to the three months ended October 31, 2020, partially offset by growth in new services offerings that are not based on billable hours.
Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020 (in thousands, except percentage):

	Three Months Ended October 31,		Change $	Change %
	2021	2020

Sales and marketing expenses	$164,960	$105,602	$59,358	56%
Sales and marketing expenses increased by $59.4 million, or 56%, for the three months ended October 31, 2021, compared to the three months ended October 31, 2020. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $26.6 million driven by an increase in sales and marketing average headcount of 36%, an increase in stock-based compensation of $12.7 million, an increase in marketing programs of $12.6 million, an increase in allocated overhead costs of $2.4 million, and an increase in employee health insurance costs of $0.6 million.
Research and Development
The following shows research and development expenses for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020 (in thousands, except percentage):

	Three Months Ended October 31,		Change $	Change %
	2021	2020

Research and development expenses	$97,630	$57,539	$40,091	70%
Research and development expenses increased by $40.1 million, or 70%, for the three months ended October 31, 2021, compared to the three months ended October 31, 2020. This increase was primarily due to an increase in employee-related expenses of $21.1 million driven by an increase in research and development average headcount of 60%, an increase in stock-based compensation of $15.6 million, an increase in allocated overhead costs of $2.6 million, and an increase in cloud hosting and related costs of $1.1 million, partially offset by an increase of $3.1 million in software capitalization.

General and Administrative
The following shows general and administrative expenses for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020 (in thousands, except percentage):

	Three Months Ended October 31,		Change $	Change %
	2021	2020

General and administrative expenses	$56,061	$31,951	$24,110	75%
General and administrative expenses increased by $24.1 million, or 75%, for the three months ended October 31, 2021, compared to the three months ended October 31, 2020. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $14.1 million, an increase in employee-related expenses of $4.7 million driven by an increase in general and administrative average headcount of 44%, an increase in legal expense of $1.0 million, an increase in allocated overhead costs of $0.7 million, an increase in term-based software licenses of $0.6 million, and an increase in tax and licenses of $0.5 million.
Interest Expense and Other Income, Net
The following shows Interest expense and Other income, net, for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2021	2020

Interest expense	$(6,403)	$(193)	$(6,210)	3,218%
Other income, net	$690	$272	$418	154%
Interest expense consists primarily of interest expense from the amortization of debt issuance costs, contractual interest expense and accretion of debt discount for our Senior Notes issued in January 2021.
The change in other income, net, for the three months ended October 31, 2021 compared to the three months ended October 31, 2020, was primarily due an increase in interest income.
Provision for Income Taxes
The following shows the provision for income taxes for the three months ended October 31, 2021 as compared to the three months ended October 31, 2020 (in thousands, except percentage):

	Three Months Ended October 31,		Change $	Change %
	2021	2020

Provision for income taxes	$4,473	$451	$4,022	892%
The increase in provision for income taxes of $4.0 million during the three months ended October 31, 2021 compared to the three months ended October 31, 2020 was primarily driven by pre-tax foreign earnings and withholding taxes related to customer payments in certain foreign jurisdictions in which we conduct business.
Comparison of the Nine Months Ended October 31, 2021 and 2020
Revenue
The following shows total revenue from subscriptions and professional services for the nine months ended October 31, 2021 as compared to the nine months ended October 31, 2020 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2021	2020

Subscription	$954,094	$560,008	$394,086	70%
Professional services	66,490	49,501	16,989	34%
Total revenue	$1,020,584	$609,509	$411,075	67%

Total revenue increased by $411.1 million, or 67%, for the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020. Subscription revenue accounted for 93% of our total revenue for the nine months ended October 31, 2021, and 92% of our total revenue for the nine months ended October 31, 2020. Professional services revenue accounted for 7% of our total revenue for the nine months ended October 31, 2021, and 8% of our total revenue for the nine months ended October 31, 2020.
Subscription revenue increased by $394.1 million, or 70%, for the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020. This increase was primarily attributable to the addition of new subscription customers, as we increased our customer base by 75% from 8,416 subscription customers as of October 31, 2020 to 14,687 subscription customers as of October 31, 2021. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 35%, 41%, and 24% of total subscription revenue for the nine months ended October 31, 2021, respectively. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 33%, 35%, and 32% of total subscription revenue for the nine months ended October 31, 2020, respectively.
Professional services revenue increased by $17.0 million, or 34%, for the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020, which was primarily attributable to an increase in the number of professional service hours performed and increase in services offerings that are not based on billable hours.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the nine months ended October 31, 2021 as compared to the nine months ended October 31, 2020 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2021	2020

Subscription	$226,360	$130,864	$95,496	73%
Professional services	44,241	31,949	12,292	38%
Total cost of revenue	$270,601	$162,813	$107,788	66%
Total cost of revenue increased by $107.8 million, or 66%, for the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020. Subscription cost of revenue increased by $95.5 million, or 73%, for the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020. The increase in subscription cost of revenue was primarily due to an increase in cloud hosting and related services of $38.0 million driven by increased customer activity, an increase in employee-related expenses of $28.4 million driven by a 54% increase in average headcount, an increase in stock-based compensation expense of $7.7 million, an increase in amortization of intangible assets of $7.2 million, an increase in depreciation of data center equipment of $5.7 million, an increase in allocated overhead costs of $3.5 million, an increase in depreciation of internal use software of $2.7 million, and an increase in employee health insurance costs of $1.4 million.
Professional services cost of revenue increased by $12.3 million, or 38%, for the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $7.4 million driven by an increase in average headcount of 45%, an increase in stock-based compensation expense of $3.0 million, an increase in employee health insurance costs of $0.5 million, and an increase in allocated overhead costs of $0.5 million.
The following shows gross profit and gross margin for subscriptions and professional services for the nine months ended October 31, 2021 as compared to the nine months ended October 31, 2020 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2021	2020

Subscription gross profit	$727,734	$429,144	$298,590	70%
Professional services gross profit	22,249	17,552	4,697	27%
Total gross profit	$749,983	$446,696	$303,287	68%

	Nine Months Ended October 31,		Change %
	2021	2020
Subscription gross margin	76%	77%	(1)%
Professional services gross margin	33%	35%	(2)%
Total gross margin	73%	73%	—%

Subscription gross margin decreased slightly for the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020. The decrease in subscription gross margin was primarily due to higher intangibles amortization resulting from acquisitions and higher stock-based compensation expense during the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020. This was partially offset by the continued shift of our operations from third-party cloud service providers to colocation data centers, continued optimization of our software development and our cloud database systems and continued expansion of module adoption by our customer base.
Professional services gross margin decreased slightly for the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020. The decrease in professional services gross margin was primarily due to decrease in utilization, higher employee-related expenses and higher stock-based compensation during the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020, partially offset by growth in new services offerings that are not based on billable hours.
Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the nine months ended October 31, 2021 as compared to the nine months ended October 31, 2020 (in thousands, except percentage):

	Nine Months Ended October 31,		Change $	Change %
	2021	2020

Sales and marketing expenses	$453,952	$288,867	$165,085	57%
Sales and marketing expenses increased by $165.1 million, or 57%, for the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $82.7 million driven by an increase in sales and marketing average headcount of 34%, an increase in stock-based compensation of $33.1 million, an increase in marketing programs of $32.6 million, an increase in allocated overhead costs of $5.6 million and an increase in employee health insurance costs of $2.7 million, partially offset by a decrease in company events expenses of $3.0 million.
Research and Development
The following shows research and development expenses for the nine months ended October 31, 2021 as compared to the nine months ended October 31, 2020 (in thousands, except percentage):

	Nine Months Ended October 31,		Change $	Change %
	2021	2020

Research and development expenses	$266,265	$148,600	$117,665	79%
Research and development expenses increased by $117.7 million, or 79%, for the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020. This increase was primarily due to an increase in employee-related expenses of $61.3 million driven by an increase in research and development average headcount of 59%, an increase in stock-based compensation of $45.2 million, an increase in allocated overhead costs of $6.7 million, an increase in cloud hosting and related costs of $3.8 million, an increase in employee health insurance of $2.1 million, and an increase in software licenses of $1.8 million, partially offset by an increase in software capitalization of $7.9 million.

General and Administrative
The following shows general and administrative expenses for the nine months ended October 31, 2021 as compared to the nine months ended October 31, 2020 (in thousands, except percentage):

	Nine Months Ended October 31,		Change $	Change %
	2021	2020

General and administrative expenses	$148,780	$85,955	$62,825	73%
General and administrative expenses increased by $62.8 million, or 73%, for the nine months ended October 31, 2021, compared to the nine months ended October 31, 2020. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $26.3 million, an increase in employee-related expenses of $14.2 million driven by an increase in general and administrative average headcount of 39%, an increase in consulting expense of $7.9 million primarily due to acquisition related expenses, an increase in legal expense of $2.5 million, an increase in software licenses of $1.8 million, an increase in allocated overhead costs of $1.6 million, and an increase in tax and license of $1.3 million.
Interest Expense and Other Income, Net
The following shows Interest expense and Other income, net, for the nine months ended October 31, 2021 as compared to the nine months ended October 31, 2020 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2021	2020

Interest expense	$(18,929)	$(510)	$(18,419)	3,612%
Other income, net	$6,077	$5,537	$540	10%
Interest expense consists primarily of interest expense from the amortization of debt issuance costs, contractual interest expense and accretion of debt discount for our Senior Notes issued in January 2021.
The change in other income, net, for the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020, was primarily due to the fair value adjustments for our strategic investments, partially offset by a decrease in interest income, no realized gains from investment in fiscal year 2022 and fluctuations in foreign currency transaction gains and losses.
Provision for Income Taxes
The following shows the provision for income taxes for the nine months ended October 31, 2021 as compared to the nine months ended October 31, 2020 (in thousands, except percentage):

	Nine Months Ended October 31,		Change $	Change %
	2021	2020

Provision for income taxes	$58,773	$1,928	$56,845	2,948%
The increase in the provision for income taxes of $56.8 million during the nine months ended October 31, 2021 compared to the nine months ended October 31, 2020 was primarily driven by $48.8 million from the intercompany sale of intellectual property from Humio and increase in pre-tax foreign earnings.

Non-GAAP Financial Measures
In addition to our results determined in accordance with U.S. generally accepted accounting principles, or GAAP, we believe the following non-GAAP measures are useful in evaluating our operating performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial measures may be helpful to investors because such measures provide consistency and comparability with past financial performance and, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. In particular, free cash flow is not a substitute for cash used in operating activities. Additionally, the utility of free cash flow as a measure of our financial performance and liquidity is further limited as it does not represent the total increase or decrease in our cash balance for a given period. In addition, other companies, including companies in our industry, may calculate similarly-titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison. A reconciliation is provided below for each non-GAAP financial measure to the most directly comparable financial measure stated in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measures and not rely on any single financial measure to evaluate our business.
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
The following table presents a reconciliation of our non-GAAP subscription gross profit to our GAAP subscription gross profit and of our non-GAAP subscription gross margin to our GAAP subscription gross margin as of the periods presented (dollar in thousands, except percentages):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

GAAP subscription revenue	$357,030	$213,530	$954,094	$560,008

GAAP subscription gross profit	$271,566	$163,947	$727,734	$429,144
Add: Stock-based compensation expense	5,969	3,226	15,548	7,856
Add: Amortization of acquired intangible assets	2,784	272	7,550	397
Non-GAAP subscription gross profit	$280,319	$167,445	$750,832	$437,397

GAAP subscription gross margin	76%	77%	76%	77%

Non-GAAP subscription gross margin	79%	78%	79%	78%
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

The following table presents a reconciliation of our non-GAAP income from operations to our GAAP loss from operations and our non-GAAP operating margin to our GAAP operating margin as of the periods presented (dollar in thousands, except percentages):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020

GAAP total revenue	$380,051	$232,460	$1,020,584	$609,509

GAAP loss from operations	$(40,264)	$(24,159)	$(119,014)	$(76,726)
Add: Stock-based compensation expense	86,666	40,610	217,315	101,961
Add: Amortization of acquired intangible assets	3,337	372	9,072	579
Add: Acquisition-related expenses	971	2,119	5,912	2,119
Add: Legal reserve and settlement charges	—	—	2,500	—
Non-GAAP income from operations	$50,710	$18,942	$115,785	$27,933

GAAP operating margin	(11)%	(10)%	(12)%	(13)%

Non-GAAP operating margin	13%	8%	11%	5%
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
The following table presents a reconciliation of free cash flow and free cash flow margin to net cash provided by operating activities (dollar in thousands, except percentages):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2021	2020	2021	2020
GAAP total revenue	$380,051	$232,460	$1,020,584	$609,509

GAAP net cash provided by operating activities	159,058	88,501	415,066	242,103
Less: Purchases of property and equipment	(29,627)	(9,911)	(85,420)	(40,245)
Less: Capitalized internal-use software and website development	(5,928)	(2,495)	(15,201)	(6,345)
Free cash flow	$123,503	$76,095	$314,445	$195,513

GAAP net cash (used in) provided by investing activities	$(44,735)	$(98,375)	$(470,856)	$512,728
GAAP net cash provided by financing activities	$7,554	$5,171	$46,353	$39,606

GAAP net cash provided by operating activities as a percentage of revenue	42%	38%	41%	40%
Less: Purchases of property and equipment as a percentage of revenue	(8)%	(4)%	(8)%	(7)%
Less: Capitalized internal-use software and website development as a percentage of revenue	(2)%	(1)%	(1)%	(1)%
Free cash flow margin	32%	33%	31%	32%

Liquidity and Capital Resources

In January 2021, we issued and sold an aggregate principal amount of $750.0 million of 3.000% Senior Notes due 2029. The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs.

In January 2021, we amended and restated our existing senior secured revolving credit facility and increased the size of the credit facility from $150.0 million to $750.0 million, including a letter of credit sub-facility in the aggregate amount of $100.0 million, and a swingline sub-facility in the aggregate amount of $50.0 million. No amounts were outstanding under the credit facility as of October 31, 2021.

See Note 5, “Debt”, in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a brief description of our senior notes and our revolving credit facility.

    As of October 31, 2021, we had cash and cash equivalents, consisting of highly liquid money market funds, of $1.9 billion. During the first quarter of fiscal 2021, we liquidated our entire portfolio of marketable securities largely in response to the global economic uncertainty in conjunction with the COVID-19 pandemic. This resulted in the recognition of a realized gain of $1.3 million during the nine months ended October 31, 2020. We expect that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
Since our inception, we have generated operating losses, as reflected in our accumulated deficit of $922.9 million as of October 31, 2021. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to continue to make, particularly in sales and marketing and research and development. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2021, we had deferred revenue of $1.3 billion, of which $974.6 million was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended October 31,
	2021	2020

Net cash provided by operating activities	$415,066	$242,103
Net cash (used in) provided by investing activities	(470,856)	512,728
Net cash provided by financing activities	46,353	39,606
Operating Activities
Net cash provided by operating activities during the nine months ended October 31, 2021 was $415.1 million, which resulted from a net loss of $190.6 million, adjusted for non-cash charges of $349.8 million and net cash inflow of $255.9 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $217.3 million in stock-based compensation expense, $79.7 million of amortization of deferred contract acquisition costs, $39.2 million of depreciation and amortization, $9.1 million of amortization for intangibles assets and $6.7 million of non-cash operating lease costs, offset by a $4.4 million change in fair value of strategic investments. The net cash inflow from changes in operating assets and liabilities was primarily due to a $375.6 million increase in deferred revenue, a $81.8 million increase in accrued expenses and other current liabilities, a $22.3 million increase in accrued payroll and benefits, partially offset by $151.9 million increase in deferred contract acquisition costs, a $41.1 million increase in accounts receivable, a $9.8 million increase in prepaid expenses and other assets, a $7.4 million decrease in operating lease liabilities, a $7.0 million decrease in accounts payable and a $7.0 million decrease in other liabilities, noncurrent.

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
Investing Activities
Net cash used in investing activities during the nine months ended October 31, 2021 of $470.9 million was primarily due to the acquisition of Humio, net of cash acquired, of $353.7 million, purchases of property and equipment of $85.4 million, capitalized internal-use software and website development of $15.2 million, and purchase of strategic investments of $15.8 million.
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
Financing Activities
Net cash provided by financing activities of $46.4 million during the nine months ended October 31, 2021 was primarily due to proceeds from employee stock purchase plan of $27.5 million and the proceeds from the exercise of stock options of $12.8 million and $7.9 million capital contributions from non-controlling interest.
Net cash provided by financing activities of $39.6 million during the nine months ended October 31, 2020 was primarily due to proceeds from the exercise of stock options of $21.5 million and proceeds from employee stock purchase plan of $17.3 million.
Supplemental Guarantor Financial Information
Our Senior Notes are guaranteed on a senior, unsecured basis by CrowdStrike, Inc., a wholly owned subsidiary of CrowdStrike Holdings, Inc. (the “subsidiary guarantor,” and together with CrowdStrike Holdings, Inc., the “Obligor Group”). The guarantee is full and unconditional, and is subject to certain conditions for release. See Note 5, “Debt”, in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a brief description of the Senior Notes.
We conduct our operations almost entirely through our subsidiaries. Accordingly, the Obligor Group’s cash flow and ability to service the notes will depend on the earnings of our subsidiaries and the distribution of those earnings to the Obligor Group, whether by dividends, loans or otherwise. Holders of the guaranteed registered debt securities will have a direct claim only against the Obligor Group.
Summarized financial information is presented below for the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group and equity in the earnings from and investments in any non-guarantor subsidiary. The summarized financial information of the Obligor Group also includes the amounts of CrowdStrike Services, Inc. which was a separate wholly owned subsidiary of ours that was merged into CrowdStrike, Inc. on December 31, 2020, therefore becoming part of the Obligor Group prior to the issuance of the Senior Notes. The revenue amounts presented in the summarized financial information include substantially all of our consolidated revenues, and there are no intercompany revenues from the non-guarantor subsidiaries. This summarized financial information has been prepared and presented pursuant to Regulation S-X Rule 13-01, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP.

Statement of Operations	Nine Months Ended October 31, 2021
(in thousands)
Revenue	$1,019,935
Cost of revenue	280,544
Operating expenses	876,825
Loss from operations	(137,434)
Net loss	(162,627)
Net loss attributable to CrowdStrike	(162,627)

Balance Sheets	October 31, 2021	January 31, 2021

	(in thousands)
Current assets (excluding intercompany receivables from non-Guarantors)	$2,245,328	$2,249,834
Intercompany receivables from non-Guarantors	7,290	8,822
Noncurrent assets	973,605	398,656
Current liabilities	1,138,581	834,462
Noncurrent liabilities (excluding intercompany payable to non-Guarantors)	1,089,455	988,391
Intercompany payable to non-Guarantors	149,670	—
Strategic Investments
In July 2019, we agreed to commit up to $10.0 million to a newly formed entity, CrowdStrike Falcon Fund LLC (“Falcon Fund”), in exchange for 50% of the sharing percentage of any distribution by Falcon Fund. Additionally, entities associated with Accel, a holder of more than 5% of our capital stock, also agreed to commit up to $10.0 million to Falcon Fund and collectively own the remaining 50% of the sharing percentage of Falcon Fund. Falcon Fund is in the business of purchasing, selling, investing and trading in minority equity and convertible debt securities of privately-held companies that develop applications that have potential for substantial contribution to CrowdStrike and its platform. Falcon Fund has a duration of ten years which may be extended for three additional years. At dissolution, Falcon Fund will be liquidated and the remaining assets will be distributed to the investors based on their sharing percentage. We have made contributions totaling $9.2 million to Falcon Fund as of October 31, 2021.
Off-Balance Sheet Arrangements
Through October 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations as of October 31, 2021 and the fiscal years in which these obligations are due (in thousands):

	Total	2022(6)	2023	2024	2025	2026	Thereafter

Real estate arrangements (1)	$41,428	$1,489	$11,895	$11,861	$10,764	$4,811	$608
Data center commitments (2)	56,425	7,031	15,893	15,143	9,180	6,980	2,198
Other purchase obligations (3)	107,954	22,288	44,783	39,349	867	319	348
Debt obligations (4)	750,000	—	—	—	—	—	750,000
Interest payments associated with all debt obligations (5)	168,750	10,312	22,500	22,500	22,500	22,500	68,438
Total	$1,124,557	$41,120	$95,071	$88,853	$43,311	$34,610	$821,592
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
(6)For the remaining three months of fiscal year 2022.
In October 2021, we entered into a new private pricing addendum with Amazon Web Services (“AWS”), which provides us with cloud computing infrastructure. Under the new pricing addendum, we committed to purchase a minimum of $600.0 million of cloud services from AWS through September 2026. As of October 31, 2021, our remaining contractual commitment is $587.7 million, which is excluded from the table above. We expect to meet our remaining commitment with AWS.
As of October 31, 2021, our unrecognized tax benefits included $1.3 million which were classified as long-term liabilities. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits, the liabilities have been excluded from the contractual obligation table above.
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
Indemnification
Our subscription agreements contain standard indemnification obligations. Pursuant to these agreements, we will indemnify, defend, and hold the other party harmless with respect to a claim, suit, or proceeding brought against the other party by a third party alleging that our intellectual property infringes upon the intellectual property of the third party, or results from a breach of our representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. Typically, these indemnification provisions do not provide for a maximum potential amount of future payments we could be required to make. However, in the past we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheets as of October 31, 2021 or January 31, 2021.
We also agreed to indemnify our directors and certain executive officers for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited. However, our director and officer insurance policy limits our exposure and enables us to recover a portion of any future amounts paid. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheets as of October 31, 2021 or January 31, 2021.
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
Our significant accounting policies are more fully described in Note 2, “Summary of Significant Accounting Policies”, to our condensed consolidated financial statements. Our critical accounting policies and our more significant judgments and estimates used in the preparation of our financial statements are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, filed with the SEC on March 18, 2021, and there have been no significant changes to these policies for the nine months ended October 31, 2021.
Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice the entire amount at contract signing prior to commencement of subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. As of October 31, 2021, we had backlog of approximately $654.7 million. Of this amount, approximately $214.0 million is not reasonably expected to be billed in the next twelve months. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
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
Employees
As of October 31, 2021, we had 4,543 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to, and comply with, local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We may be required to comply with the terms of these collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in bank deposits and money market funds. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of October 31, 2021, we had cash and cash equivalents of $1.9 billion and no marketable securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, the effect of a hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our portfolio as of October 31, 2021. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to our revolving credit facility and the Senior Notes. The interest on the revolving credit facility is tied to short term interest rate benchmarks including prime rate or LIBOR. The interest rate on the Senior Notes is fixed.
Foreign Currency Risk
To date, nearly all of our sales contracts have been denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Australian Dollar, and Euro. The functional currency of our foreign subsidiaries is that country’s local currency. Foreign currency transaction gains and losses are recorded to Other income (expense), net. During the three months ended October 31, 2021, foreign currency exchange rate loss recorded to Other comprehensive income (loss) was $0.7 million. A hypothetical 10% decrease in the U.S. dollar against other currencies would have resulted in an increase in operating loss of approximately $21.3 million for the nine months ended October 31, 2021. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Inflation Rate Risk
We do not believe that inflation had a material effect on our business, financial conditions or results of operations during the nine months ended October 31, 2021. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2021. Based on the evaluation of our disclosure controls and procedures as of October 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from 1,455 employees as of January 31, 2019, to 4,543 employees as of October 31, 2021. Although we have experienced rapid growth historically, we may not sustain our current growth rates and our investments to support our growth may not be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced net losses of $140.1 million, $141.8 million, and $92.6 million for fiscal 2019, fiscal 2020, and fiscal 2021, respectively. As of October 31, 2021, we had an accumulated deficit of $922.9 million. While we have experienced significant growth in revenue in recent periods, we cannot assure you when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our total revenue or improvements in our results of operations. We also have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company, which we expect to further increase because we are no longer an “emerging growth company.” Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
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

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak has spread across the globe and is impacting worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to mitigate the spread of the virus and minimize the risk to our employees, customers, partners, and the communities in which we operate. These precautionary measures could negatively affect our customer success efforts, delay and lengthen our sales cycles, impact our sales and marketing efforts, reduce employee efficiency and productivity, increase employee attrition, slow our international expansion efforts, increase cybersecurity risks, and create operational or other challenges, any of which could harm our business and results of operations. As we monitor the situation, taking into account vaccination progress, disease variants, infection rates and evolving public health guidance, planning and risk management relating to our work policies and office operations will require time from management and other employees, which may reduce the amount of time available for other initiatives. Moreover, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, if at all.
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
Our competitors include the following by general category:
•legacy antivirus product providers, such as McAfee Enterprise, Broadcom Inc.’s Symantec Enterprise division, and Microsoft Corporation, who offer a broad range of approaches and solutions including traditional antivirus and signature-based protection;
•alternative endpoint security providers, such as Blackberry Cylance, VMware Carbon Black and SentinelOne, who offer point products based on malware-only or application whitelisting techniques; and
•network security vendors, such as Palo Alto Networks, Inc. and FireEye, who are supplementing their core perimeter-based offerings with endpoint security solutions.
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
Real or perceived defects, errors or vulnerabilities in our Falcon platform and cloud modules, the failure of our platform to detect or prevent incidents, including advanced and newly developed attacks, misconfiguration of our solutions, or the failure of customers to take action on attacks identified by our platform could harm our reputation and adversely affect our business, financial position and results of operations. Because our cloud native security platform is complex, it may contain defects or errors that are not detected until after deployment. We cannot assure you that our products will detect all cyberattacks, especially in light of the rapidly changing security threat landscape that our solution seeks to address. Due to a variety of both internal and external factors, including, without limitation, defects or misconfigurations of our solutions, our solutions could be or become vulnerable to security incidents (both from intentional attacks and accidental causes) that cause them to fail to secure endpoints and detect and block attacks. In addition, because the techniques used by computer hackers to access or sabotage networks and endpoints change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our cloud native security platform is unable to detect or prevent until after some of our customers are affected. Additionally, our Falcon platform may falsely indicate a cyberattack or threat that does not actually exist, which may lessen customers’ trust in our solutions.
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
There is also significant competition for personnel with the skills and technical knowledge that we require across our technology, cyber, sales, professional services, and administrative support functions. Competition for these personnel is intense, especially for experienced sales professionals and for engineers experienced in designing and developing cloud applications and security software. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. For example, in recent years, recruiting, hiring and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of the recent cybersecurity attacks on global corporations and governments. Additionally, our incident response and proactive services team is small and comprised of personnel with highly technical skills and experience, who are in high demand, and who would be difficult to replace. More generally, the technology industry is subject to substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related services. Many of the companies with which we compete for experienced personnel have greater resources than we have. Our competitors also may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. We have in the past, and may in the future, be subject to allegations that employees we hire have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product, or that they have been hired in violation of non-compete provisions or non-solicitation provisions.
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

We derived approximately 23%, 26%, 28% and 27% of our total revenue from our international customers for fiscal 2019, fiscal 2020, fiscal 2021 and the nine months ended October 31, 2021, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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

Our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, a fire, a flood, or significant power outage and other catastrophic events, including the occurrence of a contagious disease or illness, such as COVID-19, could have a material adverse impact on our business, results of operations, and financial condition. The outbreak of a contagious disease like COVID-19 has, among other things, prompted responses such as government-imposed travel restrictions, the grounding of flights, and the shutdown of workplaces. It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Natural disasters and other catastrophic events such as COVID-19, could affect our personnel, recovery of our assets, data centers, supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In addition, climate change could result in an increase in the frequency or severity of natural disasters. In the event that our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, computer malware, viruses and computer hacking, fraudulent use attempts, and phishing attacks have become more prevalent in our industry, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses we may incur. Acts of terrorism and other geopolitical unrest could also cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers could have a significant adverse impact on our financial results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

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

Beyond broader data processing regulations affecting our business, the cybersecurity industry may face direct regulation. In recent years, some regulators have proposed or introduced cybersecurity licensing requirements or certification regimes for specific sectors, such as critical infrastructure. These may impose new requirements on us or our current or prospective customers including, but not limited to, data processing locations, breach notification, and security standards. Such requirements may cause us to incur significant organizational costs and increase barriers of entry into new markets.
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
Our products and subscriptions contain third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products and subscriptions. The use and distribution of open source software may entail greater risks than the use of third-party commercial software, as open source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code and they can change the license terms on which they offer the open source software. Many of the risks associated with use of open source software cannot be eliminated and could negatively affect our business. In addition, the wide availability of source code used in our solutions could expose us to security vulnerabilities.
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
Sales of a substantial number of shares of our Class A common stock in the public market, including shares of Class A stock that have been converted from shares of Class B common stock, and particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock. As of November 30, 2021, we had 208,207,247 shares of Class A common stock outstanding and 21,132,067 shares of Class B common stock outstanding.
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

As of October 31, 2021, our executive officers, directors, one of our current stockholders and its respective affiliates held, in aggregate, 49% of the voting power of our outstanding capital stock. Furthermore, one of our current stockholders and its respective affiliates held, in aggregate, 15% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. Corporate action might be taken even if other stockholders, including those who purchased shares in our initial public offering, oppose them. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale or other liquidity event and might ultimately affect the market price of our common stock.
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
As of October 31, 2021, we had $750.0 million of indebtedness outstanding (excluding intercompany indebtedness) and there is additional availability under our revolving facility of up to $750.0 million (excluding issued but undrawn letters of credit). Our indebtedness could have important consequences, including:
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
ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On November 29, 2021, Michael Carpenter, the Company’s President, Global Sales and Field Operations, transitioned to the role of Senior Advisor, Sales. Jim Seidel has been promoted to Chief Sales Officer, responsible for global sales.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, California, on the day of December 2, 2021.

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)