Form 10-K
period 2022-01-31
CrowdStrike Holdings, Inc.
filed 2022-03-16
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
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
206 E. 9th Street, Suite 1400, Austin, Texas 78701
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on July 31, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Select Market on such date was approximately $51.5 billion.
As of February 28, 2022, the number of shares of the registrant’s Class A common stock outstanding was 210,058,133, and the number of shares of the registrant’s Class B common stock outstanding was 20,709,727.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

CROWDSTRIKE HOLDINGS, INC.

		Page No.
	Part I
Item 1.	Business	4
Item 1A.	Risk Factors	19
Item 1B.	Unresolved Staff Comments	51
Item 2.	Properties	51
Item 3.	Legal Proceedings	51
Item 4.	Mine Safety Disclosures	52
	Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Issuer Purchases of Equity Securities	53
Item 6.	[Reserved]	54
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	55
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	71
Item 8.	Financial Statements and Supplementary Data	72
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	111
Item 9A.	Controls and Procedures	111
Item 9B.	Other Information	112
Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections	112
	Part III
Item 10.	Directors, Executive Officers and Corporate Governance	112
Item 11.	Executive Compensation	113
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	113
Item 13.	Certain Relationships and Related Transactions and Director Independence	113
Item 14.	Principal Accountant Fees and Services	113
	Part IV
Item 15.	Exhibits, Financial Statement Schedules	113
Item 16.	Form 10-K Summary	113
	Signatures	117
	Power of Attorney	118

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

PART I
ITEM 1. BUSINESS
Overview
Founded in 2011, CrowdStrike reinvented cybersecurity for the cloud era and transformed the way cybersecurity is delivered and experienced by customers. When we started CrowdStrike, cyberattackers had an asymmetric advantage over legacy cybersecurity products that could not keep pace with the rapid changes in adversary tactics. We took a fundamentally different approach to solve this problem with the CrowdStrike Falcon platform – the first, true cloud-native platform capable of harnessing vast amounts of security and enterprise data to deliver highly modular solutions through a single lightweight agent. Our pioneering platform approach keeps customers ahead of attackers by automatically detecting and preventing threats to stop breaches.
We believe our approach has defined a new category called the Security Cloud, which has the power to transform the cybersecurity industry the same way the cloud has transformed the customer relationship management, human resources, and service management industries. Using cloud-scale AI, our Security Cloud enriches and correlates trillions of cybersecurity events per week with indicators of attack, threat intelligence and enterprise data (including data from across endpoints, workloads, identities, DevOps, IT assets and configurations) to create actionable data, identify shifts in adversary tactics and automatically prevent threats in real-time across our customer base. The more data that is fed into our Falcon platform, the more intelligent our Security Cloud becomes, and the more our customers benefit, creating a powerful network effect that increases the overall value we provide.
CrowdStrike: The Architectural Purpose Behind the Platform
Our Falcon platform was purpose-built in the cloud to harness the power of our Security Cloud to deliver the next generation of automated protection and provide threat hunters with the intelligence required to stop sophisticated attacks, including non-malware based attacks. This approach has made CrowdStrike an industry leader in endpoint and cloud workload protection (capable of protecting workloads across on-premise, virtualized, and cloud-based environments running on a variety of endpoints such as desktops, laptops, servers, virtual machines, cloud workloads, cloud containers, mobile, and IoT devices) and enables us to rapidly scale this best in class protection across new and emerging areas of enterprise risk.
Today, we offer 22 cloud modules on our Falcon platform via a SaaS subscription-based model that spans multiple large markets, including corporate workload security, security and vulnerability management, managed security services, IT operations management, threat intelligence services, identity protection, and log management.
Our Falcon platform is composed of tightly integrated, proprietary technologies that enable us to deliver superior protection and performance, while reducing customer complexity. Our Falcon platform consists of our easily deployed, intelligent lightweight agent, and our groundbreaking graph technology.
Our single, lightweight-agent approach has changed how organizations experience cybersecurity, delivering protection without impacting the user, resources or productivity. With the lightweight agent installed on each endpoint or cloud workload, our Falcon platform automates detection and prevention capabilities in real time across our entire global customer base. This also enables our Falcon platform to intelligently ingest and stream high fidelity data back into the Security Cloud to continuously improve our Falcon platform’s AI algorithms and make its real-time decision-making faster and smarter to keep customers ahead of changing adversary tactics.
Our graph technology correlates and contextualizes the vast data of our Security Cloud so we can collect data once and reuse it repeatedly to deliver solutions that solve our customers’ biggest problems. Our Threat Graph uses a combination of AI and behavioral pattern-matching techniques to correlate and analyze trillions of cybersecurity events, enriched with threat intelligence, and third-party data to identify and link threat activity together to automatically prevent threats in real time across CrowdStrike’s global customer base. This also provides customers with increased visibility of attacks for proactive threat hunting and timely detection and remediation of novel threats.
The Falcon platform was purpose-built with the foresight that the future of cybersecurity would need to be cloud-native and AI-driven. While AI is revolutionizing many technology fields, including cybersecurity solutions, to be truly effective, algorithms that enable AI depend on the quality and volume of data that trains them and the selection of the right differentiating features from that data.
This is why we believe our Security Cloud and our cloud-native architecture creates a fundamental differentiator from our competitors. The expansive amount of high fidelity data crowdsourced and captured in our Security Cloud enables the continuous training of our algorithms. We call this cloud-scale AI. Our technology is uniquely effective because we not only have a massive amount of high fidelity data to continuously train our AI models but also because of our deep cybersecurity expertise, which supports our industry-leading efficacy and low false positives.
By analyzing and correlating information across our massive, crowdsourced dataset, we are able to deploy our AI algorithms at cloud-scale and build a more intelligent, effective solution to detect threats and stop breaches that on-premise, cloud-hosted and hybrid products cannot match due to the inherent architectural limitations those products have with respect to data storage and analysis. The more data that is fed into our Falcon platform, the more intelligent the Security Cloud becomes, and the more our customers benefit, creating a powerful network effect that increases the overall value we provide.
Industry Background: The Trends Driving a Need for a New Approach to Security
We believe there are a number of important macro trends that drive the need for a new approach to security. These include:
•Cybersecurity Threats are More Sophisticated and More Damaging: The sophistication of adversaries continues to increase as militaries and intelligence services of well-funded nation-states, technically advanced criminal organizations and hackers use advanced, easily obtained methods of attack - including non-malware based attacks that exploit user identities and credentials. These attacks are pervasive, targeting a broad range of industries including technology, transportation, healthcare, financial services, governments and political organizations, utility, retail, and public infrastructure. The number and scale of attacks continue to increase. The typical attack cycle starts with attackers attempting to penetrate endpoints to establish a beachhead. Once inside, adversaries steal and exploit legitimate credentials to escalate privileges, move laterally and progress and attack, often downloading malware or ransomware. At this stage in the threat lifecycle, the adversary is able to encrypt, destroy, or silently exfiltrate sensitive data. In 2021 alone, adversaries launched multiple, destructive attacks that disrupted business and resulted in significant cumulative losses.
•Hybrid, Remote Workforces and the Proliferation of Workloads Expands the Attack Surface: Organizations everywhere are embracing digital transformation and are becoming more distributed as they adopt the cloud, increase workforce mobility, and grow their number of connected devices. They are adding more workloads to a myriad of different endpoints beyond the traditional cybersecurity perimeter, exposing an increasingly broad attack surface to adversaries. This existing trend was accelerated significantly with the need to support an increasingly remote workforce in 2020 due to the COVID-19 pandemic and we believe this trend continues today. In addition, technologies like Cloud and Containers are being adopted quickly, but rather than becoming full-scale replacements, they are often being used as supplements to existing on-premise, bare metal, and virtualized workloads.
•Growing Cyber Skills Gap: Trained cybersecurity professionals are in high demand, and organizations continue to face a dire shortage of talent to fill much needed cybersecurity positions. As a result, existing cybersecurity teams are often overwhelmed by the velocity of cyberattacks. Adversaries exploit this vacuum by continuing to accelerate their sophisticated attacks.
Competitive Market: Existing Security Solutions Are Limited and Exacerbate Ongoing Trends:
We believe the aforementioned trends are exacerbated by the architectural limitations of legacy cybersecurity products, which include:
•On-Premise Security and Bolt-On Cloud Products Lead to Constrained and Impacted Users: On-premise products are siloed, lack integration, and have limited ability to collect, process, and analyze vast amounts of data—attributes that are required to be effective in today’s increasingly dynamic threat landscape. Meanwhile, these solutions often require more agents on the endpoint as new capabilities are patchworked together, which can have a dramatic negative impact on user performance.

Many on-premise vendors have since tried to solve this problem by simply extending on-premise products to the cloud. Since their products were not purpose built to run in the cloud, the traditional on-premise issues - complex to deploy, siloed nature, lack of integration, limited ability to scale, costly to maintain - continue to manifest. We believe that any product that was originally designed for on-premise deployments and migrated to the cloud cannot by definition be a cloud native solution.
•Legacy Signature-Based Products Are Not Effective Against Unknown Threats: Signature-based products are designed to detect attacks that are already cataloged as previously identified threats. As a result, such products are fundamentally unable to prevent unknown threats resulting from shifts in attacker tradecraft. It often only takes a slight modification on the part of the attacker to bypass signatures. Many significant breaches seen in the last two decades have involved the failure of a legacy signature-based antivirus product to detect a previously unknown or modified version of a previously known attack.
•Malware-Focused Machine Learning Products Miss Sophisticated Attacks: Traditionally, organizations have focused on protecting their networks and endpoints against malware-based attacks. These attacks involve malware built for the specific purpose of performing malicious activities, stealing data, or destroying systems. A malware-centric defensive approach will leave the organization vulnerable to attacks that do not leverage malware.
•Application Whitelisting Products Are Ineffective: Application whitelisting products resort to an “always allow” or “always block” policy on an endpoint in order to allow or prevent processes from executing. Whitelisting relies in part on manually creating and maintaining a complex list of rules, burdening end users and IT organizations. This does not prevent fileless attacks from exploiting legitimate whitelisted applications, compromising the integrity of the whitelisting product.
CrowdStrike: Built for This Moment and the Future
We believe that the cloud-native architecture of the Falcon platform and Security Cloud provides a sustainable advantage in addressing the needs of our customers as their business and the threat landscape continues to evolve.
We offer our customers compelling business value that includes ease of adoption, rapid time-to-value, superior efficacy rates in detecting threats and preventing breaches, and reduced total cost of ownership by consolidating legacy, siloed security products in a single solution. We also allow thinly-stretched security organizations to automate previously manual tasks, freeing them to focus on their most important objectives. With the Falcon platform, organizations can transform how they combat threats, transforming from slow, manual, and reactionary to fast, automated, and predictive, while gaining visibility across the threat lifecycle.
Key benefits of our approach and the CrowdStrike Falcon platform include:
•The Power of the Crowd: Our crowdsourced data enables every customer to benefit from contributing to the Security Cloud. As more high fidelity data is fed into our Security Cloud, our AI models continue to train and improve, increasing the overall efficacy of the Falcon platform. This creates a powerful network effect that is a key differentiator in our efforts to gain more customers. The Threat Graph is able to contextualize and turn this data into action, automatically delivering protection to every customer.
•High Efficacy, Low False Positives: The vast telemetry of the Security Cloud and the best practices employed in continually training our AI models results in industry-leading efficacy rates and low false positives.
•Consolidation of Siloed Products: Integrating and maintaining numerous security products creates blind spots that attackers can exploit is costly to maintain and negatively impacts user performance. Our cloud-native platform approach gives customers a unified approach to address their most critical areas of risk seamlessly. We empower customers to rapidly deploy and scale cloud workload security, next-generation antivirus, endpoint detection and response (“EDR”), device control, host firewall management, vulnerability management, forensic analysis, IT hygiene, threat hunting, identity protection, log management, automated threat intelligence, and Extended Detection and Response (“XDR”) from a single platform.

•Reducing Agent Bloat: Our single intelligent lightweight agent enables frictionless deployment of our platform at scale, enabling customers to rapidly adopt our technology across any type of workload running on a variety of endpoints. The agent is non-intrusive to the end user, requires no reboots and continues to protect the endpoint and track activity even when offline. Through our single lightweight agent approach, customers can adopt multiple platform modules to address their critical areas of risk without burdening the endpoint with multiple agents. Legacy approaches often require multiple agents as they layer on new capabilities. This can severely impact user performance and create barriers to security.
•Rapid Time to Value: Our cloud-native platform was built to rapidly scale industry leading protection across the entire enterprise, eliminating the lengthy implementation periods, and professional services engagements that next-gen and legacy competitors require. Our single agent approach enables us to activate new modules in real time.
•Elite Security Teams as a Force Multiplier: As adversaries continue to employ sophisticated non-malware attacks that exploit user credentials and identities, automation and autonomous security are no longer sufficient on their own. Stopping today’s sophisticated attacks requires a combination of powerful automation and elite threat hunting. Our OverWatch threat hunting cloud module combines world-class human intelligence from our elite security experts with the power of the Security Cloud. OverWatch is a force multiplier that extends the capabilities and improves the productivity of our customers’ security teams. Because our world-class team can see attacks across our entire customer base, their expertise is enhanced by their constant visibility into the threat landscape. Additionally, the insights of our OverWatch team can then be leveraged by the Falcon platform to further enhance its autonomous capabilities, creating a positive feedback loop for our customers.
•Alleviating the Skills Shortage through Automation: CrowdStrike automates manual tasks to free security teams to focus on their most important job - stopping the breach. Our Falcon Fusion module automates workflows to reduce the need to switch between different security tools and tasks, while our Falcon XDR module provides a unified solution that enables security teams to rapidly and efficiently identify, hunt, and eliminate threats across multiple security domains.
•Lower Total Cost of Ownership: Our cloud-native platform eliminates our customers’ need for initial or ongoing purchases of hardware and does not require their personnel to configure, implement or integrate disparate point products. Additionally, our comprehensive platform reduces overall personnel costs associated with ongoing maintenance, as well as the need for software patches and upgrades for separate products.
The CrowdStrike Falcon Platform: Built to Innovate and Scale
Our platform approach allows us to rapidly innovate, build, and deploy highly integrated modules that address critical customer problems and access additional market opportunities. Our cloud modules integrate seamlessly with the Falcon platform that addresses use cases across corporate workload security, security and vulnerability management, managed security services, IT operations management, threat intelligence services, identity protection, and log management.
Our Falcon platform is composed of two tightly integrated proprietary technologies: our lightweight agent and our Security Cloud. The Falcon platform offers a unified set of cloud-delivered technologies that power a wide range of modules including next-generation antivirus, EDR, device control, host firewall management, managed threat hunting, IT hygiene, vulnerability management, and threat intelligence. The Falcon platform also encompasses recently acquired technologies where integration may be ongoing. We can rapidly and cost effectively develop and deliver additional cloud modules on our Falcon platform without the need for additional agents, and are expanding options for our new customers to test modules on a trial basis and in-application trials for existing customers.
Our expanding set of open APIs allows customers and partners to build their own capabilities on top of the Falcon platform. With our Falcon platform, we can crowdsource data and deliver a variety of cloud modules to detect and stop breaches. Our modules address the most critical areas of enterprise risk and friction.
Our Cloud Modules
Our cloud modules integrate seamlessly with the Falcon platform to provide functionality in the endpoint security, security and IT operations (including vulnerability management), and threat intelligence markets. Today, our cloud modules include:

Cloud Security
•Falcon Cloud Workload Protection—Cloud Runtime Protection. Falcon Cloud Workload Protection provides comprehensive breach protection at run-time for workloads and containers as well as detecting vulnerabilities before services and images are deployed. Falcon Cloud Workload Protection reduces the attack surface by automatically detecting vulnerabilities, hidden malware, secrets, keys, and more, enabling customers to build, run, and deploy secure applications with speed and confidence.
•Falcon Horizon—Cloud Security Posture Management. Falcon Horizon delivers unified visibility, threat detection, and continuous monitoring and compliance for multi-cloud environments. Falcon Horizon automates the process to detect cloud related misconfigurations, vulnerabilities, and identity-based risks, providing step-by-step remediation and giving developers guardrails to avoid costly mistakes.
•Discover for Cloud and Containers—Cloud Service Discovery. Discover for Cloud and Containers delivers comprehensive visibility of cloud assets, security configurations, workloads and containers across multi-cloud environments so customers can mitigate risks and reduce the attack surface.
Endpoint Security
•Falcon Prevent—Next-Generation Antivirus. Falcon Prevent provides next-generation antivirus capabilities to customers, delivering comprehensive protection to defend customers against both malware and fileless attacks.
•Falcon Insight—Endpoint Detection and Response. Falcon Insight provides EDR capabilities to customers, allowing for continuous and comprehensive visibility to notify our customers what is happening on their endpoints in real time.
•Falcon Device Control—Device Control. Falcon Device Control provides administrators with a high degree of visibility and granular control of USB peripheral devices.
•Falcon Firewall Management—Host Firewall Management. Falcon Firewall Management provides centralized management of the firewall capabilities native to the host operating system, allowing customers to create, enforce, and maintain host firewall policies.
Extended Detection and Response
•Falcon XDR - Extended Detection and Response. Falcon XDR extends our industry leading detection, investigation, and response capabilities by incorporating relevant third-party security data. We correlate signals from multiple disparate technologies to deliver XDR detections across the attack surface. We allow customers to investigate these detections and to search and hunt using data from CrowdStrike, as well as third party security sources such as email, cloud access security broker (“CASB”) network threat detection, and identity and firewall data. The CrowdXDR Alliance offers a first-of-its-kind technology ecosystem to enable unified, threat-centric detection and response across an organization’s security and technology ecosystem. We believe the CrowdXDR Alliance is differentiating - bringing together industry leaders and cutting-edge solutions to establish an open-source, common XDR ontology for data sharing. Falcon XDR is designed to enhance threat correlation and speeds response times against sophisticated attacks.
Security and IT Operations
•Falcon Discover—IT Hygiene. Falcon Discover identifies rogue systems and applications in our customers’ networks, and monitors the use of privileged user accounts anywhere in a customer’s environments. The module also enables use cases outside of security, such as application license management, AWS spend analysis, and asset inventory.
•Falcon Spotlight—Vulnerability Management. Falcon Spotlight identifies vulnerabilities in real time that exist across our customer endpoints. The module does not depend on scanning systems for vulnerabilities, a process that can often take days or weeks for an enterprise, and instead leverages data already collected by our agent to provide instant and accurate real-time visibility into an enterprise’s vulnerability exposure.

•Falcon Forensics—Forensic Data for Analysis of Cybersecurity Incidents. Falcon Forensics streamlines the collection of point-in-time and historic forensic triage data for robust analysis of cybersecurity incidents, enabling responders to quickly identify relevant data with preset dashboards and rapidly investigate.
•Falcon FileVantage—File Integrity Monitoring. Falcon FileVantage reduces compliance complexity by building in the services an additional agent would normally provide, including being able to monitor all files on the protected systems. This in turn provides alerts and reports to help meet various compliance requirements imposed by PCI, CIS Controls, and Sarbanes-Oxley.
Managed Services
•Falcon Complete—Turnkey Security Solution. Falcon Complete provides comprehensive monitoring, management, response, and remediation solution to our customers and is designed to bring enterprise level security to companies that may lack enterprise level resources. It is backed by an underwritten limited warranty policy for breaches. We also offer Falcon Cloud Workload Protection Complete and Falcon Identity Threat Protection Complete as add-ons to our Falcon Complete solution to extend its capabilities to include our cloud workload protection and identity protection modules.
•Falcon OverWatch—Threat Hunting. Falcon OverWatch is a threat hunting solution that consists of an elite team of dedicated security experts who work with the power of Threat Graph to proactively identify threats for our customers.
Threat Intelligence
•Falcon X—Threat Intelligence. Falcon X integrates threat intelligence into endpoint protection and provides automated analysis of detected threats to provide insight into the capabilities, motivation and attribution of attacks. In addition to the standard Falcon X offering, we also offer premium options that include global threat research and reporting from our team of intelligence analysts.
•Falcon Search Engine—Malware Search. Falcon Search Engine enables customers to search in real time across approximately 5.0 petabytes of malware collected in our Falcon platform and indexed by our proprietary binary data indexing technology.
•Falcon Sandbox—Malware Analysis. Falcon Sandbox allows our customers to analyze unknown files for malicious behavior by detonating them safely in virtual machines.
•Falcon X Recon—Situational Awareness. Falcon X Recon allows our customers to identify and mitigate digital risks on the hidden areas of the clear, deep and dark web. These risks include, but are not limited to, digital fraud, data theft exposure, social media impersonations.
Identity Protection
•Falcon Zero Trust—Zero Trust Security. Frictionless Zero Trust security with real-time threat prevention and IT policy enforcement using identity, behavioral and risk analytics.
•Falcon Identity Threat Detection—Identity Threat Detection. Visibility for identity-based attacks and anomalies, comparing live traffic against behavior baselines and rules to detect attacks and lateral movement.
Log Management
•Humio—Log Management. Humio is a high-performance, index-free cloud log management solution that allows customers to collect logs from any data source and to search and query streaming data in real-time.
Recently Acquired Technologies
•SecureCircle – Data Protection. SecureCircle is a recently acquired technology that extends Zero Trust security to data on the endpoint. As data security drives business value for our customers, end users operate without obstacles, while data is continuously secured against breaches and insider threats. Instead of relying on complex reactive measures, we believe integrating SecureCircle will help us simply secure data persistently in transit, at rest, and even in use.
Bringing CrowdStrike to the Market
We primarily sell the Falcon platform through our direct sales team that leverages our network of channel partners to maximize effectiveness and scale. We have a low friction land-and-expand sales strategy. Key elements of our growth strategy include:
•Growing Our Customer Base by Replacing Legacy and Other Endpoint Security Products. Given the limitations of existing legacy and other endpoint security products, many organizations are replacing their existing legacy and other endpoint security products with our Falcon platform. We grew our subscription customer base by 6,429 customers from 9,896 at January 31, 2021, to 16,325 at January 31, 2022, representing a 65% increase. We will continue to invest in customer acquisition programs, including our channel partnerships and new programs, like our free trial program of Falcon Prevent that is easily downloaded from our website and AWS Marketplace.
•Further Penetrating Existing Customers. Our growth will depend in part on our ability to continue to expand our relationships with our customers by deploying on additional endpoints in their environment and cross selling more cloud modules. When customers deploy our lightweight agent, they can easily add additional cloud modules. We also offer in-application trial usage of additional modules to cross-sell to existing customers. While some new customers initially deploy our Falcon platform broadly across the organization, others elect to deploy only in selected business units and later deploy on additional endpoints and subscribe to additional modules. Over time, we seek to deploy our solution enterprise wide for all customers. The power of our land-and-expand strategy is evidenced by our 123.9% dollar-based net retention rate as of January 31, 2022.
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
•Extending Our Falcon Platform and Ecosystem. We designed our architecture to be open, interoperable, and highly extensible. We launched the CrowdStrike Store, the first open cloud-based application PaaS for cybersecurity, which allows customers to purchase CrowdStrike products and provides an ecosystem of trusted partners and applications for our customers to choose from. In the future we plan to continue investing in the CrowdStrike Store to empower our partners by making it easier to build applications and to enable our customers to more easily discover, try, and purchase additional cloud modules from both trusted partners and us.
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

•Expanding Our International Footprint. We are expanding our international operations and intend to invest globally to broaden our international footprint. We grew our international revenue from $247.0 million for fiscal 2021, to $405.1 million for fiscal 2022, representing an increase of 64%. We intend to grow our international customer base by increasing our investments in our overseas operations, including adding headcount in Europe, the Middle East, Asia-Pacific, including Japan and expanding current data centers overseas.
We have experienced significant growth, with revenue increasing from $874.4 million in fiscal 2021 to $1.5 billion in fiscal 2022, representing year-over-year growth of 66%, and from $481.4 million in fiscal 2020 to $874.4 million in fiscal 2021, representing year-over-year growth of 82%. Subscription revenue grew from $804.7 million in fiscal 2021 to $1.4 billion in fiscal 2022, a 69% increase, and from $436.3 million in fiscal 2020 to $804.7 million in fiscal 2021, an 84% increase. Our Annual Recurring Revenue (“ARR”), has grown from a $1.1 billion as of January 31, 2021 to $1.7 billion as of January 31, 2022, a 65% increase, and from $600.5 million as of January 31, 2020 to $1.1 billion as of January 31, 2021, a 75% increase. We had net losses of $234.8 million, $92.6 million, and $141.8 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively. We expect to continue to incur net losses for the foreseeable future as we continue to invest in our business, and in particular, our sales and research and development capabilities, to address our large market opportunity.
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
Falcon Agent. We designed an intelligent lightweight agent that is installed on each endpoint or cloud workload. This agent incorporates identification and prevention of known malware, machine learning for unknown malware, exploit blocking and advanced behavioral techniques, to protect workloads across all endpoints while capturing and recording high fidelity endpoint data. Our agent continues to protect workloads running on endpoints even when offline. The agent recommences transmitting data to our Falcon platform when the connection to the cloud has been re-established. Our lightweight agent is built to support Windows, Mac, and Linux operating systems. The agent is hardened against attacks and uses a combination of kernel and user-mode modules to collect high fidelity endpoint events as they take place on a system. It correlates these events with a local situational model on the endpoint, analyzes via agent-based machine learning models and is capable of taking a variety of preventative and responsive actions on the endpoint, either automatically or via human control. Events are streamed by the agent to the cloud in real time in order to be further analyzed in the Threat Graph, where additional correlation and AI algorithms can be applied. The agent is also capable of being remotely reconfigured in real time based on analytics in our cloud platform in order to collect and analyze different events or take other actions.
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
Threat Graph also provides query and hunting capability over the full set of high fidelity events collected in the graph. This correlated data, natively represented in a graph structure, enables new products and cloud modules to be created rapidly since the platform provides the visibility, collection, correlation, and actions over data as reusable building blocks. This collect-once, use repeatedly approach is the reason why we have been able to deliver new cloud modules covering IT hygiene and vulnerability management quickly and enables us to continue expanding the Falcon platform rapidly in the future.

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
•Incident Response and Forensics Services. Our incident response services typically begin by deploying our lightweight agent to a customer’s endpoints to provide comprehensive visibility in order to determine if an attacker is currently in the environment, what assets have been compromised, and how much damage has been done. The Falcon platform’s next-gen prevention capabilities, cloud posture management and identity protection offerings can also be leveraged to enrich the response team’s visibility and understanding of the attack as well as help to slow down and prevent an active attacker from moving at-will throughout a compromised customer’s environment, increasing the risk and potential damage to the customer. We also provide customized remediation planning by providing a strategy to eject attackers out of the network, lock down credentials from further use, and ensure adversaries stay out. In addition to providing valuable breach remediation to our customers, our incident response services also act as a strong lead generation engine for our Falcon platform and cloud modules. After experiencing the benefits of our platform firsthand, many of our incident response customers become subscription customers. Among organizations who first became a customer after February 1, 2020, for each $1.00 spent by those customers on their initial engagement for our incident response or proactive services, as of January 31, 2022, we derived an average of $5.71 in ARR from those subscription contracts.
•Technical Assessment and Strategic Advisory Services. Our proactive security services include technical assessment services designed to help organizations understand their cyber maturity levels. These services include compromise assessments, cybersecurity maturity assessments, security program in-depth assessments, service organization control assessments, cloud security assessments, IT hygiene assessments, and active directory security assessments. We also advise customers on readiness and preparation through the execution of table-top exercises, live fire exercises, red team/blue team assessments, and advanced adversary emulation exercises. These services are designed to evaluate our customers’ security profile so they can identify areas of vulnerability, secure their network, and improve their response if their defenses are breached.
•Training. We offer training and certification services to customers and partners on CrowdStrike technologies and cybersecurity topics to facilitate the adoption of CrowdStrike and to broaden and deepen their skills. CrowdStrike University is an online learning management system that organizes all CrowdStrike e-learning, instructor-led training and certification preparation courses in one place, providing a personalized learning experience for individuals who have an active training subscription. CrowdStrike currently offers proctored exam certifications through industry leading training partner Pearson Vue for its CrowdStrike Certified Falcon Administrator (“CCFA”), CrowdStrike Certified Falcon Responder (“CCFR”), and CrowdStrike Certified Falcon Hunter (“CCFH”) programs.
Customers
Some of the world’s largest enterprises, government organizations, and high profile brands trust us to protect their business. As of January 31, 2022, we had 16,325 subscription customers worldwide. Historically, we and our channel partners have primarily sold to large organizations, but have increasingly focused on selling to small and medium-sized businesses, particularly through our trial-to-pay model. We engage our customers through our global customer and technical advisory boards in which we solicit feedback from our customers on a regular basis allowing us to understand their evolving needs. We have used this feedback to develop new cloud modules, such as Falcon Insight, and we intend to continue to develop new cloud modules based on our customer’s feedback. Our business is not dependent on any particular end customer.
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
Marketing
Our marketing organization is focused on building our brand reputation, increasing the awareness and reputation of our platform, and driving customer demand. As part of these efforts, we deliver targeted content to demonstrate thought leadership in the security industry, including speaking engagements with the security industry’s foremost organizations to provide expert advice, issuing regular reports on the state of the industry, educating the public about the cybersecurity threats, and identifying and naming adversary groups. We also engage in paid media, web marketing, industry and trade conferences (including our annual Fal.Con conference), analyst engagements, whitepaper development, demand generation via digital and web, and targeted displacement campaigns. We employ a wide range of digital programs, including search engine marketing, online and social media initiatives, and content syndication to increase traffic to our website and encourage prospective customers to sign up for a free trial of the Falcon platform. Additionally, we engage in joint marketing activities with our channel and technology alliance partners.
Partnership Ecosystem
We work with a number of technology alliance partners to design go-to-market strategies that combine our platform with products or services provided by our technology alliance partners. These partner integrations deliver more secure solutions and an improved end user experience to their customers. Our technology alliance partnerships focus on security analytics, network and infrastructure security, threat platforms and orchestration, and automation. We launched the CrowdStrike Store, the first open cloud-based application PaaS for cybersecurity and the industry’s first unified security cloud ecosystem of trusted third-party applications. In addition, Falcon for Amazon Web Services (“AWS”), available in the AWS Marketplace, allows customers to easily purchase and take advantage of the metered billing (pay-as-you-go) pricing option to scale their consumption as their business needs change.
Research and Development
Our research and development organization is responsible for the design, architecture, operation and quality of our cloud native Falcon platform. In addition, the research and development organization works closely with our customer success teams to ensure customer satisfaction is the top priority.
Our success is a result of our continuous drive for innovation. Our internal team of security experts, researchers, intelligence analysts, and threat hunters continuously analyzes the evolving global threat landscape to develop products that defend against today’s most sophisticated and stealthy attacks and reports on emerging security issues. We invest substantial resources in research and development to enhance our Falcon platform, and develop new cloud modules, features and functionality. We believe timely development of new, and enhancement of our existing products, services, and features is essential to maintaining our competitive position. We work closely with our customers and channel partners to gain valuable insight into their security management practices to assist us in designing new cloud modules and features that extend the capability of our platform. Our technical staff monitors and tests our software on a regular basis, and we also make our Falcon platform available for third-party validation. We also maintain a regular release process to update and enhance our existing solutions. In addition, we engage security consulting firms to perform periodic vulnerability analysis of our solutions.
Our research and development leadership team is located in Seattle, Washington and Sunnyvale, California. We also maintain research and development centers in Irvine, California, and Israel. We employ subject matter experts in a number of jurisdictions around the world. We plan to continue to dedicate significant resources to research and development.
Competition
We primarily compete with established and emerging security product vendors. While the market for traditional endpoint and IT operations solutions has historically been intensely competitive, we believe that the architecture of our cloud-native, single agent platform fundamentally differentiates us compared to both next-gen and legacy competitors in the security industry. Additionally, as we look to enter into adjacent markets and expand our total addressable market, we may face new competitors. However, we do not believe any of our competitors currently have a true platform offering equivalent to the Falcon platform, which can be leveraged to win in legacy markets and define new categories.
Our competitors currently include the following by general category:
•legacy antivirus product providers, such as Trellix (formerly McAfee Enterprise), Broadcom Inc.’s Symantec Enterprise division, and Microsoft Corporation, who offer a broad range of approaches and solutions including traditional signature-based antivirus protection;
•alternative endpoint security providers, such as Blackberry Cylance, VMware Carbon Black and SentinelOne, who generally offer a mix of on-premises and cloud-hosted products that rely heavily on malware-only or application whitelisting techniques;
•network security vendors, such as Palo Alto Networks, Inc., who are supplementing their core perimeter-based offerings with endpoint security solutions; and
•professional service providers, such as Mandiant and Microsoft Corporation, who offer cybersecurity response services.
We compete on the basis of a number of factors, including but not limited to our:
•ability to offer a unified and modular platform that enables rapid innovation, scaling, and deployment;
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
As of January 31, 2022, we had 132 issued patents and 90 pending patent applications in the United States and other countries. These patents and patent applications seek to protect our proprietary inventions relevant to our business. We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights. We believe that competitors will try to develop products that are similar to ours and that may infringe our intellectual property rights. Our competitors or other third-parties may also claim that our security platform and other solutions infringe their intellectual property rights. In particular, some companies in our industry have extensive patent portfolios. From time to time, third parties have in the past and may in the future assert claims of infringement, misappropriation and other violations of intellectual property rights against us or our customers, with whom our agreements may obligate us to indemnify against these claims. Successful claims of infringement by a third party could prevent us from offering certain products or features, require us to develop alternate, non-infringing technology, which could require significant time and during which we could be unable to continue to offer our affected products or solutions, require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay substantial damages, royalties, or other fees. For additional information, see the section titled “Risk Factors—Risks Related to Intellectual Property, Legal, and Regulatory Matters—The success of our business depends in part on our ability to protect and enforce our intellectual property rights.”
Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice our customers at contract signing prior to commencement of subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our consolidated financial statements, and are considered by us to be backlog. As of January 31, 2022, we had backlog of approximately $735.8 million. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
Seasonality
Given the annual budget approval process of many of our customers, we see seasonal patterns in our business. We expect these seasonal variations to become more pronounced in future periods, with net new ARR generation being greater in the second half of the year, particularly in the fourth quarter, as compared to the first half of the year. In addition, we also experience seasonality in our operating margin, with a lower margin in the first half of our fiscal year due to a step up in costs for payroll taxes, new hires, and annual sales and marketing events. This also impacts the timing of operating cash flow.
Human Capital Resources
As of January 31, 2022, we had 4,965 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
We continue to market to and recruit technical talent in diverse communities by engaging as a high-level sponsor or partner of professional conferences and organizations such as Grace Hopper, Society of Women Engineers, Afrotech - Blavity World, Hire Military, Black Girls Code, Thurgood Marshall College Foundation, and others.
To attract high performers, we have a team dedicated to building and promoting our employer brand focused on creating a strong employer value proposition:
•Competitive pay and benefits
•Flexible working arrangements
•Role and task diversity
•Professional development opportunities
•Organizational reputation and culture
We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to base salary, these programs (which vary by country/region) include annual bonuses or commission plans, equity awards, an employee stock purchase plan, a 401(k) plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption and infertility assistance, and employee assistance programs.
We invest resources to develop the talent needed to remain a leader in cybersecurity. We deliver numerous training opportunities, provide rotational assignment opportunities, have expanded our focus on continuous learning and development, and implemented new methodologies to manage performance, provide feedback, and develop talent.
Remote-First Distributed Workforce
For CrowdStrike, the ability to work remotely is a deliberate strategy that we believe fuels rapid innovation and attracts the best and brightest around the world, regardless of their specific location. Our culture is purpose-built around a remote-first way of working, creating a competitive advantage for both the company and its customers and minimizing disruption from localized issues such as natural disasters, political events, or health emergencies, such as the COVID-19 pandemic.
CrowdStrike has had a distributed workforce since its inception. Even prior to the COVID-19 pandemic, roughly 70% of our workforce, including engineering and technology teams, worked on a remote basis. During the pandemic, we quickly went to 100% of our workforce working remotely. We have recently started to open offices again following the local guidelines, but have continued to encourage employees to follow local guidance on COVID-19 protocols to protect the health and safety of themselves and of those around them.
Since the beginning, we recognized that creating high-functioning, effective remote-first teams would require careful planning and system design to not only establish the culture but help it grow and evolve organically. We have designed our processes, systems, and teams so that people can perform their jobs without needing to be physically present in the same room or even in the same time zone. Part of supporting our remote-first culture also involves actively encouraging personal well-being through initiatives, including wellness programs, engagement programs (speaker series, employee resource groups, gift exchanges, mentorship opportunities, virtual events, etc.), community outreach activities, recognition programs, and groups to connect people, no matter where they are geographically, with similar interests, life circumstances or backgrounds.
Diversity, Equity, and Inclusion
A diverse, equitable, and inclusive culture fuels creative excellence and innovation, helping people achieve their best work. We continue to strive to advance our efforts to build an equitable workplace and formally establish it as part of CrowdStrike’s mission and organization.
We strive to create an environment where everyone feels seen, heard, and empowered to succeed. Through employee resource groups, internal training and development programs, allyship training, speaker series, and networking opportunities, we are empowered to come together to create a workplace that reflects the diverse communities around us.
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
•Identify initiatives and best practices throughout the organization and make recommendations to the business to help spark and facilitate change.

Executive Officers
The following table sets forth certain information with respect to our current executive officers as of March 16, 2022:

Name:	Age:	Position:
George Kurtz	51	President, Chief Executive Officer and Director

Burt W. Podbere	56	Chief Financial Officer

Shawn Henry	59	President, CrowdStrike Services and Chief Security Officer
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
Shawn Henry - President, CrowdStrike Services and Chief Security Officer

Mr. Henry has served as President of CrowdStrike Services and our Chief Security Officer since March 2012. Mr. Henry previously worked for the FBI from 1987 through March 2012, including most recently as Executive Assistant Director of the FBI’s Criminal, Cyber, Response and Services Branch. Since June 2016, Mr. Henry has served as a faculty member specializing in cybersecurity for the National Association of Corporate Directors, an organization providing training and education for private and public company directors. Mr. Henry previously served as a cybersecurity and national security analyst for NBC News. Since November 2021, Mr. Henry has served as a director of ShoulderUp Technology Acquisition Corp., a blank check company that completed its initial public offering in November 2021. Mr. Henry also serves on the board of directors of the Global Cyber Alliance, a nonprofit organization dedicated to making the Internet a safer place by reducing cyber risk, and on the advisory board of several organizations, including Hofstra University’s School of Engineering and Applied Science. Mr. Henry holds a B.B.A. from Hofstra University and an M.S. in Criminal Justice from Virginia Commonwealth University.
Corporate Information
Our principal executive offices are located at 206 E. 9th Street, Suite 1400, Austin, Texas 78701 and our telephone number is (888) 512-8906. Our website address is www.crowdstrike.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.

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
•If we are unable to successfully enhance our existing products and services and introduce new products and services in response to rapid technological changes and market developments as well as evolving security threats, our competitive position and prospects will be harmed.
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
•We rely on our key technical, sales and management personnel to grow our business, and the loss of one or more key employees could harm our business.
•If we are unable to attract and retain qualified personnel, our business could be harmed.
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
•If we are not able to comply with applicable data protection, security, privacy, and other government- and industry-specific laws, regulations, standards or requirements, our business, results of operations, and financial condition could be harmed.
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
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from 2,309 employees as of January 31, 2020, to 4,965 employees as of January 31, 2022. Although we have experienced rapid growth historically, we may not sustain our current growth rates and our investments to support our growth may not be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced net losses of $234.8 million, $92.6 million, and $141.8 million for fiscal 2022, fiscal 2021, and fiscal 2020, respectively. As of January 31, 2022, we had an accumulated deficit of $964.9 million. While we have experienced significant growth in revenue in recent periods, we cannot assure you when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our total revenue or improvements in our results of operations. We also have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
The COVID-19 pandemic could adversely affect our business, operating results and future revenue.
The COVID-19 pandemic continues to impact worldwide economic activity and financial markets. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to mitigate the spread of the virus and minimize the risk to our employees, customers, partners, and the communities in which we operate. These precautionary measures could negatively affect our customer success efforts, delay and lengthen our sales cycles, impact our sales and marketing efforts, reduce employee efficiency and productivity, increase employee attrition, slow our international expansion efforts, increase cybersecurity risks, and create operational or other challenges, any of which could harm our business and results of operations. As we monitor the situation, taking into account uncertainties with respect to vaccination progress, disease variants and the efficacy of vaccines and treatments relating to such variants, infection rates and evolving public health guidance at local, state and country levels, planning and risk management relating to our work policies and office operations will require time from management and other employees, which may reduce the amount of time available for other initiatives. Moreover, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, if at all.
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
If we are unable to successfully enhance our existing products and services and introduce new products and services in response to rapid technological changes and market developments as well as evolving security threats, our competitive position and prospects will be harmed.

Our ability to increase revenue from existing customers and attract new customers will depend in significant part on our ability to anticipate and respond effectively to rapid technological changes and market developments as well as evolving security threats. The success of our Falcon platform depends on our ability to take such changes into account and invest effectively in our research and development organization to increase the reliability, availability and scalability of our existing solutions and introduce new solutions. If we fail to effectively anticipate, identify or respond to such changes in a timely manner, or at all, our business could be harmed. Even if we adequately fund our research and development efforts there is no guarantee that we will realize a return on such efforts.
Success in delivering enhancements and new solutions depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or new solution, the risk that such enhancement or new solution may have quality or other defects or deficiencies, especially in the early stages of introduction, as well as our ability to seamlessly integrate all of our product and service offerings and develop adequate sales capabilities in new markets. Failure in this regard may erode our competitive position, significantly impair our revenue growth, and negatively impact our operating results.
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
Our competitors include the following by general category:
•legacy antivirus product providers, such as Trellix (formerly McAfee Enterprise), Broadcom Inc.’s Symantec Enterprise division, and Microsoft Corporation, who offer a broad range of approaches and solutions including traditional signature-based anti-virus protection;
•alternative endpoint security providers, such as Blackberry Cylance, VMware Carbon Black and SentinelOne, who generally offer a mix of on-premise and cloud-hosted products that rely heavily on malware-only or application whitelisting techniques;
•network security vendors, such as Palo Alto Networks, Inc., who are supplementing their core perimeter-based offerings with endpoint security solutions; and
•professional service providers, such as Mandiant and Microsoft Corporation, who offer cybersecurity response services.
Many of our competitors have greater financial, technical, marketing, sales, and other resources, greater name recognition, longer operating histories, and a larger base of customers than we do. They may be able to devote greater resources to the development, promotion, and sale of services than we can, and they may offer lower pricing than we do. Further, they may have greater resources for research and development of new technologies, the provision of customer support, and the pursuit of acquisitions. Our larger competitors have substantially broader and more diverse product and services offerings as well as routes to market, which allows them to leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our platform, including our cloud modules. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnering or acquisitions by our competitors or continuing market consolidation. Some of our competitors have recently made acquisitions of businesses or have established cooperative relationships that may allow them to offer more directly competitive and comprehensive solutions than were previously offered and adapt more quickly to new technologies and customer needs. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses and loss of market share. Further, competitors that specialize in providing protection from a single type of security threat may be able to deliver these targeted security products to the market quicker than we can or convince organizations that these limited products meet their needs. Even if there is significant demand for cloud-based security solutions like ours, if our competitors include functionality that is, or is perceived to be, equivalent to or better than ours in legacy products that are already generally accepted as necessary components of an organization’s IT security architecture, we may have difficulty increasing the market penetration of our platform. Furthermore, even if the functionality offered by other security and IT operations providers is more limited than the functionality of our platform, organizations may elect to accept such limited functionality in lieu of adding products from additional vendors like us. If we are unable to compete successfully, or if competing successfully requires us to take aggressive pricing or other actions, our business, financial condition, and results of operations would be adversely affected.

Competitive pricing pressure may reduce our gross profits and adversely affect our financial results.
If we are unable to maintain our pricing due to competitive pressures or other factors, our margins will be reduced and our gross profits, business, results of operations, and financial condition would be adversely affected. The subscription prices for our Falcon platform, cloud modules, and professional services may decline for a variety of reasons, including competitive pricing pressures, discounts, anticipation of the introduction of new solutions by our competitors, or promotional programs offered by us or our competitors. The cybersecurity market remains very competitive, and competition may further increase in the future. Competitors may reduce the price of products or subscriptions that compete with ours or may bundle them with other products and subscriptions.
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

As a provider of security solutions, we have in the past been, and may in the future be, specifically targeted by bad actors for attacks intended to circumvent our security capabilities or to exploit our Falcon platform as an entry point into customers’ endpoints, networks, or systems. In particular, because we have been involved in the identification of organized cybercriminals and nation-state actors, we have been the subject of intense efforts by sophisticated cyber adversaries who seek to compromise our systems. Such efforts may also intensify if geopolitical tensions increase. We are also susceptible to inadvertent compromises of our systems and data, including those arising from process, coding, or human errors. We also utilize third-party service providers to host, transmit, or otherwise process electronic data in connection with our business activities, including our supply chain, operations, and communications. Our third-party service providers and other vendors have faced and may continue to face cyberattacks, compromises, interruptions in service, or other security incidents from a variety of sources. A successful attack or other incident that compromises our or our customers’ data or results in an interruption of service could have a significant negative effect on our operations, reputation, financial resources, and the value of our intellectual property. We cannot assure you that any of our efforts to manage this risk, including adoption of a comprehensive incident response plan and process for detecting, mitigating, and investigating security incidents that we regularly test through table-top exercises, testing of our security protocols through additional techniques, such as penetration testing, debriefing after security incidents, to improve our security and responses, and regular briefing of our directors and officers on our cybersecurity risks, preparedness, and management, will be effective in protecting us from such attacks.
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
Our future success is substantially dependent on our ability to attract, retain, and motivate the members of our management team and other key employees throughout our organization. In particular, we are highly dependent on the services of George Kurtz, our President and Chief Executive Officer, who is critical to our future vision and strategic direction. We rely on our leadership team in the areas of operations, security, research and development, marketing, sales, support and general and administrative functions. Although we have entered into employment agreements with our key personnel, our employees, including our executive officers, work for us on an “at-will” basis, which means they may terminate their employment with us at any time. Leadership transitions can be inherently difficult to manage. In particular, they can cause operational and administrative inefficiencies, and could impact relationships with key customers and vendors. If Mr. Kurtz, or one or more of our key employees, or members of our management team resigns or otherwise ceases to provide us with their service, our business could be harmed.
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
In addition, independent industry or financial analysts and research firms often test our solutions and provide reviews of our Falcon platform, as well as the products of our competitors, and perception of our Falcon platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products, our brand may be adversely affected. Our solutions may fail to detect or prevent threats in any particular test for a number of reasons that may or may not be related to the efficacy of our solutions in real world environments. To the extent potential customers, industry analysts or testing firms believe that the occurrence of a failure to detect or prevent any particular threat is a flaw or indicates that our solutions or services do not provide significant value, we may lose customers, and our reputation, financial condition and business would be harmed. Additionally, the performance of our channel partners and technology alliance partners may affect our brand and reputation if customers do not have a positive experience with these partners. In addition, we have in the past worked, and continue to work, with high profile private and public customers as well as assist in analyzing and remediating high profile cyberattacks, which sometimes involve nation-state actors. Our work with such customers has exposed us to publicity and media coverage. Changing political environments in the United States and abroad may amplify the media and political scrutiny we face. Negative publicity about us, including about our management, the efficacy and reliability of our Falcon platform, our products offerings, our professional services, and the customers we work with, even if inaccurate, could adversely affect our reputation and brand.
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
We derived approximately 28%, 28%, and 26% of our total revenue from our international customers for fiscal 2022, fiscal 2021, fiscal 2020, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
Our future growth depends, in part, on increasing sales to government organizations. Demand from government organizations is often unpredictable, subject to budgetary uncertainty and typically involves long sales cycles. We have made significant investment to address the government sector, but we cannot assure you that these investments will be successful, or that we will be able to maintain or grow our revenue from the government sector. U.S. federal, state and local government sales as well as foreign government sales are subject to a number of challenges and risks that may adversely impact our business.
Sales to such government entities include, but are not limited to, the following risks:
•selling to governmental agencies can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale;
•we may be required to obtain personnel security clearances and facility clearances to perform on classified contracts for government agencies, and there is no guarantee that we will be able to obtain or maintain such clearances;
•government certification, software supply chain, or source code transparency requirements applicable to us or our products are constantly evolving and, in doing so, restrict our ability to sell to certain government customers until we have attained the new or revised certification or meet other applicable requirements, which we are not guaranteed to do. For example, although we are currently certified under the U.S. Federal Risk and Authorization Management Program, or FedRAMP, such certification is costly to maintain and if we lose our certification it would restrict our ability to sell to government customers;
•government product requirements are often technically complex and assessors may require us to make costly changes to our products to meet such requirements without any assurance that such changes will generate a sale;
•government demand and payment for our Falcon platform may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays in the government appropriations or procurement processes adversely affecting public sector demand for our Falcon platform, including as a result of abrupt events such as war, incidents of terrorism, natural disasters, and public health concerns or epidemics;

•government attitudes towards us as a company, our platform or the capabilities that we offer as a viable software solution may change, and reduce interest in our products and services as acceptable solutions;
•changes in the political environment, including before or after a change to the leadership within the government administration, can create uncertainty or changes in policy or priorities and reduce available funding for our products and services;
•third parties may compete intensely with us on pending, new or existing contracts with government products, which can also lead to appeals, disputes, or litigation relating to government procurement, including but not limited to bid protests by unsuccessful bidders on potential or actual awards of contracts to us or our partners by the government;
•even if we are awarded a sale, the terms of such contracts may be unusually burdensome;
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
The occurrence of any of the foregoing risks could cause governments and governmental agencies to delay or refrain from purchasing our solutions in the future or otherwise have an adverse effect on our business and results of operations.
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
We rely on a limited number of suppliers for certain components of the equipment we use to operate our cloud platform. Supply chain disruptions could delay our ability to expand or increase the capacity of our global data center network, replace defective equipment in our existing data centers and impact our operating costs.
We rely on a limited number of suppliers for several components of the equipment we use to operate our cloud platform and provide services to our customers. We generally purchase these components on a purchase order basis, and do not have long-term contracts guaranteeing supply. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then current availability, terms and pricing of these components. If we experience disruption or delay from our suppliers, we may not be able to obtain supplies or components from alternative suppliers on a timely basis or on terms that are favorable to us, if at all. The technology industry has recently experienced widespread component shortages and delivery delays, including as a result of the COVID-19 pandemic and natural disasters. While we have taken steps to mitigate our supply chain risk, supply chain disruptions and delays could nevertheless adversely impact our operations by, among other things, causing us to delay opening new data centers, delay increasing capacity or replacing defective equipment at existing data centers, and experience increased operating costs.

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
We are required to comply with stringent, complex and evolving laws, rules, regulations and standards in many jurisdictions, as well as contractual obligations, relating to data privacy and security. Any actual or perceived failure to comply with these requirements could have a material adverse effect on our business.
We are required to comply with stringent, complex and evolving laws, rules, regulations and standards in many jurisdictions, as well as contractual obligations, relating to data privacy and security. Ensuring that our collection, use, transfer, storage and other processing of personal information complies with such requirements can increase operating costs, impact the development of new products or services, and reduce operational efficiency.
In the United States, there are numerous federal, state and local data privacy and security laws, rules, and regulations governing the collection, sharing, use, retention, disclosure, security, transfer, storage and other processing of personal information, including federal and state data privacy laws, data breach notification laws, and data disposal laws. For example, at the federal level, we are subject to, among other laws and regulations, the rules and regulations promulgated under the authority of the Federal Trade Commission (which has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including acts and practices with respect to data privacy and security), as well as the Electronic Communication Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act, and the Gramm Leach Bliley Act. The United States Congress also has considered, and may in the future consider, various proposals from time to time for comprehensive federal data privacy legislation to which we may become subject if passed. If we are found to have violated applicable laws or regulations, we may also be subject to penalties, fines, damages, injunctions or other outcomes that may adversely affect our operations and financial results.
At the state level, we are subject to laws and regulations such as the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020. The CCPA broadly defines personal information and gives California residents expanded privacy rights and protections, such as affording them the right to access and request deletion of their information and to opt out of certain sharing and sales of personal information. The CCPA also prohibits covered businesses from discriminating against California residents for exercising any of their CCPA rights. The CCPA provides for severe civil penalties and statutory damages for violations and a private right of action for certain data breaches that result in the loss of unencrypted personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. Additionally, in November 2020, California voters passed the California Privacy Rights Act of 2020 (“CPRA”). Effective in most material respects starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding the CCPA with additional data privacy compliance requirements that may impact our business. The CPRA also establishes a regulatory agency dedicated to enforcing the CCPA and the CPRA. Numerous other states, including Virginia and Colorado, have also enacted or are in the process of enacting or considering comprehensive state-level data privacy and security laws, rules and regulations. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. These state statutes, and other similar state or federal laws that may be enacted in the future, may require us to modify our data processing practices and policies, incur substantial compliance-related costs and expenses, and otherwise suffer adverse impacts on our business.
Internationally, virtually every jurisdiction in which we operate has established its own data privacy and security legal framework with which we must comply. For example, we are required to comply with the European Union (“EU”) General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018 and imposes stringent obligations regarding the collection, control, use, sharing, disclosure and other processing of personal data. Additionally, following the United Kingdom’s withdrawal from the EU, we also are subject to the U.K. General Data Protection Regulation (“U.K. GDPR”), a version of the GDPR as implemented into the laws of the United Kingdom (“U.K.”). Failure to comply with the GDPR or the U.K. GDPR can result in significant fines and other liability, including, under the GDPR, fines of up to EUR 20 million (or GBP 17.5 million under the U.K. GDPR) or four percent (4%) of global revenue, whichever is greater. The cost of compliance, and the potential for fines and penalties for non-compliance, with GDPR and U.K. GDPR may have a significant adverse effect on our business and operations.
Recent legal developments in the European Economic Area (“EEA”), including recent rulings from the Court of Justice of the European Union and from various EU member state data protection authorities, have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA. Similar complexities and uncertainties also apply to transfers from the U.K. to third countries. While we have taken steps to mitigate the impact on us, such as implementing the European Commission’s standard contractual clauses (“SCCs”), the efficacy and longevity of these mechanisms remains uncertain. Moreover, on June 4, 2021, the European Commission adopted new SCCs, which impose on companies additional obligations relating to personal data transfers out of the EEA, including the obligation to update internal privacy practices, conduct transfer impact assessments and, as required, to implement additional security measures. The new SCCs may increase the legal risks and liabilities under EU laws associated with cross-border data transfers, and result in material increased compliance and operational costs. If we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. While we have implemented new controls and procedures to comply with the requirements of the GDPR, U.K. GDPR and the data privacy and security laws of other jurisdictions in which we operate, such procedures and controls may not be effective in ensuring compliance or preventing unauthorized transfers of personal data.

Moreover, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, rules regulations and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy and security. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. If our public statements about our use, collection, disclosure and other processing of personal information, whether made through our privacy policies, information provided on our website, press statements or otherwise, are alleged to be deceptive, unfair or misrepresentative of our actual practices, we may be subject to potential government or legal investigation or action, including by the Federal Trade Commission or applicable state attorneys general.
Our compliance efforts are further complicated by the fact that data privacy and security laws, rules, regulations and standards around the world are rapidly evolving, may be subject to uncertain or inconsistent interpretations and enforcement, and may conflict among various jurisdictions. Any failure or perceived failure by us to comply with our privacy policies, or applicable data privacy and security laws, rules, regulations, standards or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions). Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose customers or negatively impact our ability to contract with customers, including those in the public sector.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing data protection, data privacy and data security laws and regulations, employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Noncompliance by us, our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties with applicable regulations or requirements could subject us to:
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
Risks Related to Ownership of Our Class A Common Stock
The market price of our Class A common stock may be volatile regardless of our operating performance, and you could lose all or part of your investment.
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
Sales of a substantial number of shares of our Class A common stock in the public market, including shares of Class A stock that have been converted from shares of Class B common stock, and particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock. As of February 28, 2022, we had 210,058,133 shares of Class A common stock outstanding and 20,709,727 shares of Class B common stock outstanding.
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
As of January 31, 2022, our executive officers, directors, one of our current stockholders and its respective affiliates held, in aggregate, 49% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale or other liquidity event and might ultimately affect the market price of our common stock.
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
As of January 31, 2022, we had $750.0 million of indebtedness outstanding (excluding intercompany indebtedness) and there is additional availability under our revolving facility of up to $750.0 million (excluding issued but undrawn letters of credit). Our indebtedness could have important consequences, including:
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), the rules and regulations of Nasdaq, and other securities rules and regulations that impose various requirements on public companies. Our management and other personnel devote substantial time and resources to comply with these rules and regulations. Such compliance has increased, and will continue to increase our legal, accounting and financial compliance costs; make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure information required to be disclosed by us in our financial statements and in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.
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
We are subject to federal, state, and local income, sales, and other taxes in the United States and income, withholding, transaction, and other taxes in numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination may be uncertain. In addition, our tax obligations and effective tax rates could be adversely affected, among other things, by (i) changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including increases in corporate tax rates and greater taxation of international income and changes relating to income tax nexus, (ii) recognizing tax losses or lower than anticipated earnings in jurisdictions where we have lower statutory rates and higher than anticipated earnings in jurisdictions where we have higher statutory rates, (iii) changes in foreign currency exchange rates, or (iv) changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have an adverse effect on our results of operations or cash flows in the period or periods for which a determination is made.
In addition, the Organization for Economic Cooperation and Development (“OECD”) has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. A significant majority of countries in the OECD’s Inclusive Framework have agreed in principle to a proposed solution to address the tax challenges arising from the digitalization of the economy. Most recently, 137 jurisdictions joined a two-pillar plan to reform international taxation rules and ensure that multinational enterprises pay a fair share of tax wherever they operate. The first pillar is focused on the allocation of taxing rights between countries for in-scope multinational enterprises that sell goods and services into countries with little or no local physical presence and is intended to apply to multinational enterprises with global turnover above 20 billion euros. The second pillar is focused on developing a global minimum tax rate of at least 15 percent applicable to in-scope multinational enterprises and is intended to apply to multinational enterprises with annual consolidated group revenue in excess of 750 million euro. While substantial work remains to be completed by the OECD and national governments on the implementation of these proposals, future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. The OECD’s proposed solution envisages new international tax rules and the removal of all Digital Services Taxes (“DST”). Notwithstanding this, some countries, in the European Union and beyond, continue to operate a DST regime to capture tax revenue on digital services more immediately. Such laws may increase our tax obligations in those countries or change the manner in which we operate our business.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of January 31, 2022, we had aggregate U.S. federal and California net operating loss carryforwards of $1.6 billion and $168.9 million, respectively, which may be available to offset future taxable income for income tax purposes. If not utilized, the federal and California net operating loss carryforwards will begin to expire in fiscal 2031. As of January 31, 2022, we had net operating loss carryforwards for other states of $868.0 million that will begin to expire in fiscal 2023. As of January 31, 2022, we had federal and California research and development credit carryforwards of $65.6 million and $13.7 million, respectively. The federal research and development credit carryforwards will begin to expire in 2035, and the California carryforwards are carried forward indefinitely. As of January 31, 2022, we had aggregate United Kingdom net operating loss carryforwards of $81.1 million, which are carried forward indefinitely. Realization of these net operating loss and research and development credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results of operations.
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
We are subject to risks associated with our equity investments, including partial or complete loss of invested capital, and significant changes in the fair value of this portfolio could adversely impact our financial results.
Through our Falcon Funds, we invest in early to late stage private companies, and we may not realize a return on our equity investments. Many such companies generate net losses and the market for their products, services, or technologies may be slow to develop or never materialize. These companies are often dependent on the availability of later rounds of financing from banks or investors on favorable terms to continue their operations. The financial success of our investment in any company is typically dependent on a liquidity event, such as a public offering, acquisition, or other favorable market event reflecting appreciation to the cost of our initial investment. The capital markets for public offerings and acquisitions are dynamic and the likelihood of liquidity events for the companies in which we have invested could deteriorate, which could result in a loss of all or a substantial part of our investment in these companies. In addition, our ability to realize gains on investments may be impacted by our contractual obligations to hold securities for a set period of time. For example, to the extent a company we have invested in undergoes an initial public offering, we may be subject to a lock-up agreement that restricts our ability to sell our securities for a period of time after the public offering or otherwise impedes our ability to mitigate market volatility in such securities.
Further, valuations of non-marketable equity investments are inherently complex due to the lack of readily available market data. In addition, we may experience additional volatility to our statements of operations due to changes in market prices of our marketable equity investments, the valuation and timing of observable price changes or impairments of our non-marketable equity investments, and changes in the proportionate share of earnings and losses or impairment of our equity investments accounted for under the equity method. This volatility could be material to our results in any given quarter and may cause our stock price to decline.
Our business is subject to the risks of earthquakes, fire, floods, outbreak of diseases and other natural catastrophic events, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.
Our principal executive offices are located in Austin, Texas, and we also maintain other office locations around the world, including in California and India, that are prone to natural disasters including severe weather and seismic activity. A significant natural disaster, such as an earthquake, a fire, a flood, or significant power outage and other catastrophic events, including the occurrence of a contagious disease or illness, such as COVID-19, could have a material adverse impact on our business, results of operations, and financial condition. The outbreak of a contagious disease like COVID-19 has, among other things, prompted responses such as government-imposed travel restrictions, the grounding of flights, and the shutdown of workplaces. It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Natural disasters and other catastrophic events such as COVID-19, could affect our personnel, recovery of our assets, data centers, supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In addition, climate change could result in an increase in the frequency or severity of natural disasters. In the event that our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, computer malware, viruses and computer hacking, fraudulent use attempts, and phishing attacks have become more prevalent in our industry, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses we may incur. Acts of terrorism and other geopolitical unrest could also cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers could have a significant adverse impact on our financial results. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices occupy approximately 36,385 square feet in Austin, Texas under a lease that expires in 2024. We also lease office space for our operations in various locations throughout the United States as well as office space in a number of countries in Europe, the Middle East, and the Asia-Pacific region.
We believe that our existing facilities are sufficient for our current needs. In the future, we may need to add new facilities and expand our existing facilities as we add employees, grow our infrastructure and evolve our business, and we believe that suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.
ITEM 3. LEGAL PROCEEDINGS
We are currently a party to, and may from time to time in the future be involved in, various litigation matters and subject to claims that arise in the ordinary course of business, including claims asserted by third parties in the form of letters and other communications. For information regarding legal proceedings and other claims in which we are involved, see Note 11, Commitments and Contingencies, in Part II, Item 8 of this Annual Report on Form 10-K.

For any claims for which we believe a liability is both probable and reasonably estimable, we record a liability in the period for which it makes this determination. There is no pending or threatened legal proceeding to which we are a party that, in our opinion, is likely to have a material adverse effect on our business and our consolidated financial statements; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources, and other factors. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our consolidated financial statements.
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
Holders of Record
As of January 31, 2022, we had 34 holders of record of our Class A common stock and 84 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2022.
Recent Sales of Unregistered Equity Securities and Use of Proceeds
(a) Sale of Unregistered Equity Securities
On November 29, 2021, we agreed to issue $10.7 million of shares of our Class A common stock, subject to service-based vesting and other conditions, to certain individual interest holders of Secure Circle LLC (“SecureCircle”) in connection with our acquisition of SecureCircle. The transaction was exempt from registration under Section 4(a)(2) of the Securities Act.
(b) Use of Proceeds from Public Offering of Common Stock
None.
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

We have presented below the cumulative total return to our stockholders between June 12, 2019 (the date our common stock commenced trading on the Nasdaq) through January 31, 2022 in comparison to the Standard & Poor’s 500 Index, Standard & Poor Information Technology Index, and the Nasdaq 100 Index. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index, Standard & Poor Information Technology Index and the Nasdaq 100 Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Company/ Index	Base period 6/12/19	7/31/19	10/31/19	1/31/20	4/30/20	7/31/20	10/31/20	1/31/21	4/30/21	7/31/21	10/31/21	1/31/22
CrowdStrike Holdings, Inc.	$100.00	$153.57	$86.05	$105.33	$116.66	$195.17	$213.52	$372.07	$359.50	$437.26	$485.86	$311.45
S&P 500	$100.00	$108.59	$111.22	$118.69	$107.71	$121.57	$122.02	$139.17	$157.23	$165.88	$174.39	$171.58
S&P Information Technology	$100.00	$112.77	$117.16	$134.13	$129.30	$156.64	$157.56	$183.94	$199.27	$219.35	$231.50	$232.55
Nasdaq 100	$100.00	$110.24	$113.85	$126.96	$127.41	$154.74	$157.13	$184.09	$197.77	$213.84	$226.94	$214.11
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses fiscal 2022 and 2021 items and year-over-year comparisons between fiscal 2022 and 2021. Discussions of fiscal 2020 items and year-over-year comparisons between fiscal 2021 and 2020 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties, including those described under the heading “Special Note Regarding Forward-Looking Statements.” You should review the disclosure under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal years ended January 31, 2022, January 31, 2021, and January 31, 2020, are referred to herein as fiscal 2022, fiscal 2021, and fiscal 2020, respectively.
Overview
Founded in 2011, CrowdStrike reinvented cybersecurity for the cloud era and transformed the way cybersecurity is delivered and experienced by customers. When we started CrowdStrike, cyberattackers had an asymmetric advantage over legacy cybersecurity products that could not keep pace with the rapid changes in adversary tactics. We took a fundamentally different approach to solve this problem with the CrowdStrike Falcon platform – the first, true cloud-native platform capable of harnessing vast amounts of security and enterprise data to deliver highly modular solutions through a single lightweight agent. Our pioneering platform approach keeps customers ahead of attackers by automatically detecting and preventing threats to stop breaches.
We believe our approach has defined a new category called the Security Cloud, which has the power to transform the cybersecurity industry the same way the cloud has transformed the customer relationship management, human resources, and service management industries. Using cloud-scale AI, our Security Cloud enriches and correlates trillions of cybersecurity events per week with indicators of attack, threat intelligence and enterprise data (including data from across endpoints, workloads, identities, DevOps, IT assets and configurations) to create actionable data, identify shifts in adversary tactics and automatically prevent threats in real-time across our customer base. The more data that is fed into our Falcon platform, the more intelligent our Security Cloud becomes, and the more our customers benefit, creating a powerful network effect that increases the overall value we provide.
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty, and economic disruption. Since the pandemic commenced, we have implemented several measures to help protect the health and safety of our employees around the globe. In addition, in response to the uncertain macroeconomic environment, we converted all of our marketable securities to cash and cash equivalents during the three months ended April 30, 2020 and all of our investments were classified as cash and cash equivalents as of January 31, 2022. Thus far, the impact of the pandemic has been modest. Our gross retention rate for fiscal 2022 remained consistently high and our dollar-based net retention rate was above 120 percent throughout fiscal year 2022 as we continued to expand the number of endpoints and modules within existing customers.
We continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, or local authorities, or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders. The extent to which the COVID-19 pandemic may impact our longer-term operational and financial performance remains uncertain. Furthermore, due to our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our results of operations until future periods, if at all. The extent of the impact of the COVID-19 pandemic will depend on several factors, including the pace of reopening the economy around the world; the possible resurgence in the spread of the virus; the development cycle of therapeutics and vaccines; the impact on our customers and our sales cycles; the impact on our customer, employee, and industry events; and the effect on our vendors. Please see Part I, Item IA, “Risk Factors” for a further description of the material risks we currently face, including risks related to the COVID-19 pandemic.
On March 5, 2021, we acquired Humio Limited (“Humio”), a privately-held company that is a leading provider of high-performance cloud log management and observability technology. The acquisition was accounted for as a business combination. The total consideration transferred was $370.3 million which consisted of $353.8 million in cash, net of $12.5 million cash acquired, and $4.0 million representing the fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated to identified intangible assets, which include developed technology, customer relationships and trade names, of $75.6 million, net tangible assets acquired of $3.4 million and goodwill of $291.3 million, representing the excess of the purchase price over the fair value of net tangible and intangible assets acquired.
On November 29, 2021, we acquired Secure Circle, LLC (“SecureCircle”), a SaaS-based cybersecurity service that extends Zero Trust security to data on, from and to the endpoint. The acquisition was accounted for as a business combination. The total consideration transferred was $60.8 million, which consisted solely of cash.. The purchase price was allocated, on a preliminary basis, to identified intangible assets, which include developed technology and customer relationships of $18.3 million, net tangible assets acquired of $(0.5) million and goodwill of $43.0 million, representing the excess of the purchase price over the fair value of net tangible and intangible assets acquired.
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
We have a low friction land-and-expand sales strategy. When customers deploy our Falcon platform, they can start with any number of cloud modules and easily add additional cloud modules. Once customers experience the benefits of our Falcon platform, they often expand their adoption over time by adding more endpoints or purchasing additional modules. We also use our sales team to identify current customers who may be interested in free trials of additional cloud modules, which serves as a powerful driver of our land-and-expand model. By segmenting our sales teams, we can deploy a low-touch sales model that efficiently identifies prospective customers.
We began as a solution for large enterprises, but the flexibility and scalability of our Falcon platform has enabled us to seamlessly offer our solution to customers of any size. We have expanded our sales focus to include any sized organization without the need to modify our Falcon platform for small and medium sized businesses.
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
The following table sets forth the number of our subscription customers as of the dates presented:

	As of January 31,
	2022	2021	2020

Subscription customers	16,325	9,896	5,431
Year-over-year growth	65%	82%	116%
We added 6,429 net new subscription customers during fiscal 2022, including 145 from the acquisitions of Humio and SecureCircle, for a total of 16,325 subscription customers as of January 31, 2022, representing 65% growth year-over-year.
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

The following table sets forth our ARR as of the dates presented (dollars in thousands):

	As of January 31,
	2022	2021	2020

Annual recurring revenue	$1,731,342	$1,050,051	$600,456
Year-over-year growth	65%	75%	92%
ARR increased 65% year-over-year and grew to $1.7 billion as of January 31, 2022, of which $681.3 million was net new ARR added during fiscal 2022, including $4.5 million from the acquisition of Humio and SecureCircle.
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
Our dollar-based net retention rate was above 120% throughout fiscal years 2022, 2021 and 2020. Our dollar-based net retention rate can fluctuate from period to period due to large customer contracts in a given period, which may reduce our dollar-based net retention rate in subsequent periods if the customer makes a larger upfront purchase and does not continue to increase purchases.

	As of January 31,
	2022	2021	2020

Dollar-based net retention rate	123.9%	124.8%	123.5%
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
Professional Services Revenue. Professional services revenue includes incident response and proactive services, forensic and malware analysis, and attribution analysis. Professional services are generally sold separately from subscriptions to our Falcon platform, although customers frequently enter into a separate arrangement to purchase subscriptions to our Falcon platform at the conclusion of a professional services arrangement. Professional services are available through hourly rate and fixed fee contracts, one-time and ongoing engagements, and retainer-based agreements. For time and materials and retainer-

based arrangements, revenue is recognized as services are performed. Fixed fee contracts account for an immaterial portion of our revenue.
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
Sales and Marketing. Sales and marketing expenses primarily consist of employee-related expenses such as salaries, commissions, and bonuses. Sales and marketing expenses also include stock-based compensation; expenses related to our Fal.Con customer conference and other marketing events; an allocated portion of facilities and administrative expenses; amortization of acquired intangibles, and cloud hosting and related services costs related to proof of value efforts. We capitalize and amortize sales commissions and any other incremental payments made upon the initial acquisition of a subscription or upsells to existing customers to sales and marketing expense over the estimated customer life, and capitalize and amortize any such expenses paid for the renewal of a subscription to sales and marketing expense over the term of the renewal.
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
Interest Expense. Interest Expense consists primarily of interest expense from amortization of debt issuance costs, contractual interest expense for our Senior Notes issued in January 2021, and amortization of debt issuance costs on our secured revolving credit facility.
Other Income, Net. Other income, net, consists primarily of income earned on our cash and cash equivalents, if any; gain on strategic investments and foreign currency transaction gains and losses.
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
Net Income Attributable to Non-controlling Interest. Net income attributable to non-controlling interest consists of the Falcon Funds’ non-controlling interest share of mark-to-market gains and interest income from our strategic investments.

Results of Operations
The following tables set forth our consolidated statements of operations for each period presented (in thousands, except percentages):

	Year Ended January 31,
	2022	2021	2020

Revenue
Subscription	$1,359,537	$804,670	$436,323
Professional services	92,057	69,768	45,090
Total revenue	1,451,594	874,438	481,413
Cost of revenue
Subscription	321,904	185,212	112,474
Professional services	61,317	44,333	29,153
Total cost of revenue	383,221	229,545	141,627
Gross profit	1,068,373	644,893	339,786
Operating expenses
Sales and marketing	616,546	401,316	266,595
Research and development	371,283	214,670	130,188
General and administrative	223,092	121,436	89,068
Total operating expenses	1,210,921	737,422	485,851
Loss from operations	(142,548)	(92,529)	(146,065)
Interest expense	(25,231)	(1,559)	(442)
Other income, net	7,756	6,219	6,725
Loss before provision for income taxes	(160,023)	(87,869)	(139,782)
Provision for income taxes	72,355	4,760	1,997
Net loss	(232,378)	(92,629)	(141,779)
Net income attributable to noncontrolling interest	2,424	—	—
Net loss attributable to CrowdStrike	$(234,802)	$(92,629)	$(141,779)

The following table presents the components of our consolidated statements of operations as a percentage of total revenue for the periods presented:

	Year Ended January 31,
	2022	2021	2020
	%	%	%
Revenue
Subscription	94%	92%	91%
Professional services	6%	8%	9%
Total revenue	100%	100%	100%
Cost of revenue
Subscription	22%	21%	23%
Professional services	4%	5%	6%
Total cost of revenue	26%	26%	29%
Gross profit	74%	74%	71%
Operating expenses
Sales and marketing	42%	46%	55%
Research and development	26%	25%	27%
General and administrative	15%	14%	19%
Total operating expenses	83%	84%	101%
Loss from operations	(10)%	(11)%	(30)%
Interest expense	(2)%	—%	—%
Other income, net	1%	1%	1%
Loss before provision for income taxes	(11)%	(10)%	(29)%
Provision for income taxes	5%	1%	—%
Net loss	(16)%	(11)%	(29)%
Net income (loss) attributable to noncontrolling interest	—%	—%	—%
Net loss attributable to CrowdStrike	(16)%	(11)%	(29)%
Comparison of Fiscal 2022 and Fiscal 2021
Revenue
The following shows total revenue from subscriptions and professional services for fiscal 2022, as compared to fiscal 2021 (in thousands, except percentages):

	Year Ended January 31,		Change
	2022	2021	$	%

Subscription	$1,359,537	$804,670	$554,867	69%
Professional services	92,057	69,768	22,289	32%
Total revenue	$1,451,594	$874,438	$577,156	66%
Total revenue increased by $577.2 million, or 66%, in fiscal 2022, compared to fiscal 2021. Subscription revenue accounted for 94% of our total revenue in fiscal 2022, and 92% in fiscal 2021. Professional services revenue accounted for 6% of our total revenue in fiscal 2022 and 8% in fiscal 2021.
Subscription revenue increased by $554.9 million, or 69%, in fiscal 2022, compared to fiscal 2021. This increase was primarily attributable to the addition of new subscription customers, as we increased our customer base by 65%, from 9,896 subscription customers in fiscal 2021 to 16,325 subscription customers in fiscal 2022. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 34%, 42%, and 24% of total subscription revenue in fiscal 2022, respectively. Subscription revenue from new customers, subscription revenue from the renewal of existing customers, and subscription revenue from the sale of additional endpoints and additional modules to existing customers accounted for 33%, 36%, and 31% of total subscription revenue in fiscal 2021, respectively.
Professional services revenue increased by $22.3 million, or 32%, in fiscal 2022, compared to fiscal 2021, which was primarily attributable to an increase in the number of professional service hours performed and increase in services offerings that are not based on billable hours.
The following shows cost of revenue related to subscriptions and professional services for fiscal 2022, as compared to fiscal 2021 (in thousands, except percentages):

	Year Ended January 31,		Change
	2022	2021	$	%

Subscription	$321,904	$185,212	$136,692	74%
Professional services	61,317	44,333	16,984	38%
Total cost of revenue	$383,221	$229,545	$153,676	67%
Total cost of revenue increased by $153.7 million, or 67%, in fiscal 2022, compared to fiscal 2021. Subscription cost of revenue increased by $136.7 million, or 74%, in fiscal 2022, compared to fiscal 2021. The increase in subscription cost of revenue was primarily due to an increase in cloud hosting and related services cost of $58.7 million driven by increased customer activity, an increase in employee-related expenses of $37.7 million driven by a 55% increase in average headcount, an increase in stock-based compensation expense of $10.3 million, an increase in amortization of intangible assets of $9.7 million, an increase in depreciation of data center equipment of $7.7 million, an increase in allocated overhead costs of $4.9 million, an increase in depreciation of internal-use software of $4.3 million, and an increase in employee health insurance costs of $1.8 million.
Professional services cost of revenue increased by $17.0 million, or 38%, in fiscal 2022, compared to fiscal 2021. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $10.0 million driven by an increase in average headcount of 43%, an increase in stock-based compensation expense of $4.0 million, an increase in allocated overhead costs of $0.8 million, and an increase in employee health insurance costs of $0.6 million.
The following shows gross profit and gross margin for subscriptions and professional services for fiscal 2022, as compared to fiscal 2021 (in thousands, except percentages):

	Year Ended January 31,		Change
	2022	2021	$	%

Subscription gross profit	$1,037,633	$619,458	$418,175	68%
Professional services gross profit	30,740	25,435	5,305	21%
Total gross profit	$1,068,373	$644,893	$423,480	66%

	Year Ended January 31,		Change
	2022	2021

Subscription gross margin	76%	77%	(1)%
Professional services gross margin	33%	36%	(3)%
Total gross margin	74%	74%	—%
Subscription gross margin slightly decreased by 1%, in fiscal 2022, compared to fiscal 2021. The decrease in subscription gross margin was primarily due to higher intangibles amortization resulting from acquisitions, higher stock-based compensation expense, and higher cloud services costs per sensor, partially offset by continued expansion of module adoption during fiscal 2022, compared to fiscal 2021. As of January 31, 2022, 69% of our customer base had adopted four or more modules, 57% of our customer base had adopted five or more modules, and 34% of our customer base had adopted six or more modules. As of January 31, 2021, 63% of our customer base had adopted four or more modules, 47% of our customer base had adopted five or more modules, and 24% of our customer base had adopted six or more modules.

Professional services gross margin decreased by 3% in fiscal 2022, compared to fiscal 2021. The decrease in professional services gross margin was primarily due to higher employee-related expenses and higher stock-based compensation, partially offset with an increase in the number of professional service hours performed and increase in services offerings that are not based on billable hours during fiscal 2022 compared to fiscal 2021.
Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for fiscal 2022, as compared to fiscal 2021 (in thousands, except percentages):

	Year Ended January 31,		Change
	2022	2021	$	%

Sales and marketing expenses	$616,546	$401,316	$215,230	54%
Sales and marketing expenses increased by $215.2 million, or 54%, in fiscal 2022, compared to fiscal 2021. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $109.3 million driven by an increase in sales and marketing average headcount of 35%, an increase in marketing programs of $42.0 million, an increase in stock-based compensation of $39.1 million, an increase in allocated overhead costs of $8.2 million, and an increase in employee health insurance costs of $3.2 million during fiscal 2022.
Research and Development
The following shows research and development expenses for fiscal 2022, as compared to fiscal 2021 (in thousands, except percentages):

	Year Ended January 31,		Change
	2022	2021	$	%

Research and development expenses	$371,283	$214,670	$156,613	73%
Research and development expenses increased by $156.6 million, or 73% in fiscal 2022, compared to fiscal 2021. This increase was primarily due to an increase in employee-related expenses of $81.2 million driven by an increase in research and development average headcount of 58%, an increase in stock-based compensation of $61.8 million, an increase in allocated overhead costs of $9.3 million, an increase in cloud hosting and related costs of $4.4 million, and an increase in employee health insurance costs of $2.6 million, partially offset by an increase of $9.6 million in software capitalization.
General and Administrative
The following shows general and administrative expenses for fiscal 2022, as compared to fiscal 2021 (in thousands, except percentages):

	Year Ended January 31,		Change
	2022	2021	$	%

General and administrative expenses	$223,092	$121,436	$101,656	84%
General and administrative expenses increased by $101.7 million, or 84%, in fiscal 2022, compared to fiscal 2021. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $45.1 million, an increase in employee-related expenses of $18.5 million driven by an increase in general and administrative average headcount of 47%, an increase in legal expense of $14.1 million, an increase in consulting expense of $4.7 million, an increase in allocated overhead costs of $2.4 million, an increase in tax and licenses of $2.4 million, an increase in term-based software licenses of $2.3 million, an increase in corporate insurance costs of $2.0 million, and an increase in employee health insurance costs of $1.3 million during fiscal 2022.

Interest Expense and Other Income, Net
The following shows interest and other expense, net, for fiscal 2022, as compared to fiscal 2021 (in thousands, except percentages):

	Year Ended January 31,		Change
	2022	2021	$	%

Interest expense	$(25,231)	$(1,559)	$(23,672)	1,518%
Other income, net	$7,756	$6,219	$1,537	25%
Interest expense consists primarily of interest expense from the amortization of debt issuance costs, contractual interest expense and accretion of debt discount for our Senior Notes issued in January 2021.
The change in other income, net, during fiscal 2022 compared to fiscal 2021, was primarily due an increase in fair value adjustments for our strategic investments, partially offset by the lower interest income earned on cash, cash equivalents and investments and fluctuations in foreign currency transaction gains and losses.
Provision for Income Taxes
The following shows the provision for income taxes for fiscal 2022, as compared to fiscal 2021 (in thousands, except percentages):

	Year Ended January 31,		Change
	2022	2021	$	%

Provision for income taxes	$72,355	$4,760	$67,595	1,420%
The increase in the provision for income taxes of $67.6 million during fiscal 2022 compared to fiscal 2021 was primarily driven by the intercompany sale of intellectual property from Humio of $57.2 million and an increase in pre-tax foreign earnings.
Liquidity and Capital Resources
Our primary sources of liquidity as of January 31, 2022, consisted of: (i) $2.0 billion in cash and cash equivalents, (ii) cash we expect to generate from operations, and (iii) available capacity under our $750.0 million senior secured revolving credit facility (the “A&R Credit Agreement”). We expect that the combination of our existing cash and cash equivalents, cash flows from operations, and the A&R Credit Agreement will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) interest and principal payments related to our outstanding indebtedness, (iv) research and development and capital expenditure needs, and (vi) license and service arrangements integral to our business operations. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
Since our inception, we have generated operating losses, as reflected in our accumulated deficit of $964.9 million as of January 31, 2022. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to continue to make, particularly in sales and marketing and research and development. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2022, we had deferred revenue of

$1.5 billion, of which $1.1 billion was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
In January 2021, we issued and sold an aggregate principal amount of $750.0 million of 3.000% Senior Notes due 2029. The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs.
In January 2021, we amended and restated our existing senior secured revolving credit facility (the “A&R Credit Agreement”) and increased the size of the credit facility from $150.0 million to $750.0 million, including a letter of credit sub-facility in the aggregate amount of $100.0 million, and a swingline sub-facility in the aggregate amount of $50.0 million. In January 2022, we modified the A&R Credit Agreement (the “Amended A&R Credit Agreement”) to replace LIBOR with the Secured Overnight Finance Rate (“SOFR”) as the Eurodollar rate. There were no changes to the borrowing amounts or maturity date. No amounts were outstanding under the Amended A&R Credit Agreement as of January 31, 2022.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended January 31,
	2022	2021	2020

Net cash provided by operating activities	$574,784	$356,566	$99,943
Net cash (used in) provided by investing activities	$(564,516)	$495,427	$(629,631)
Net cash provided by financing activities	$72,531	$800,135	$706,144
Operating Activities
Net cash provided by operating activities during fiscal 2022 was $574.8 million, which resulted from a net loss of $232.4 million, adjusted for non-cash charges of $485.4 million and net cash inflow of $321.7 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $310.0 million in stock-based compensation expense, $113.9 million of amortization of deferred contract acquisition costs, $55.9 million of depreciation and amortization, $12.9 million of amortization for intangibles assets, $9.1 million of non-cash operating lease costs and $2.5 million of non-cash interest expense, partially offset by a $14.0 million change in deferred income taxes and a $4.8 million change in the fair value of strategic investments. The net cash inflow from changes in operating assets and liabilities was primarily due to a $616.4 million increase in deferred revenue, a $38.5 million increase in accrued expenses and other liabilities, a $33.2 million increase in accounts payable, and a $32.7 million increase in accrued payroll and benefits, partially offset by a $234.3 million increase in deferred contract acquisition costs, a $125.4 million increase in accounts receivable, net, a $29.5 million increase in prepaid expenses and other assets, and a $9.9 million decrease in operating lease liabilities.
Net cash provided by operating activities during fiscal 2021 was $356.6 million, which resulted from a net loss of $92.6 million, adjusted for non-cash charges of $262.7 million and net cash inflow of $186.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $149.7 million in stock-based compensation expense, $66.4 million of amortization of deferred contract acquisition costs, $38.7 million of depreciation and amortization, and $7.8 million of non-cash operating lease costs. The net cash inflow from changes in operating assets and liabilities was primarily due to a $338.8 million increase in deferred revenue, a $33.2 million increase in accrued payroll and benefits, a $33.1 million increase in accrued expenses and other liabilities and a $11.3 million increase in accounts payable, partially offset by $151.0 million increase in deferred contract acquisition costs and a $73.0 million increase in accounts receivable, net.

Investing Activities
Net cash used in investing activities during fiscal 2022 of $564.5 million was primarily due to the acquisitions of Humio and SecureCircle, net of cash acquired, of $414.5 million, purchases of property and equipment of $112.1 million, capitalized internal-use software and website development costs of $20.9 million, and purchase of strategic investments of $16.3 million.
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
Financing Activities
Net cash provided by financing activities of $72.5 million during fiscal 2022 was primarily due to our proceeds from employee stock purchase plan of $50.3 million, proceeds from the exercise of stock options of $15.9 million, and $8.2 million capital contributions from non-controlling interest.
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
Supplemental Guarantor Financial Information
Our Senior Notes are guaranteed on a senior, unsecured basis by CrowdStrike, Inc., a wholly owned subsidiary of CrowdStrike Holdings, Inc. (the “subsidiary guarantor,” and together with CrowdStrike Holdings, Inc., the “Obligor Group”). The guarantee is full and unconditional, and is subject to certain conditions for release. See Note 5, Debt, in Part II, Item 8 of this Annual Report on Form 10-K, for a brief description of the Senior Notes.
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
Summarized financial information is presented below for the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group and equity in the earnings from and investments in any non-guarantor subsidiary. The revenue amounts presented in the summarized financial information include substantially all of our consolidated revenue, and there are no intercompany revenue from the non-guarantor subsidiaries. This summarized financial information has been prepared and presented pursuant to Regulation S-X Rule 13-01, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP.

Statement of Operations	Year Ended January 31, 2022
(in thousands)
Revenue	$1,450,908
Cost of revenue	402,022
Operating expenses	1,223,452
Loss from operations	(174,565)
Net loss	(207,274)
Net loss attributable to CrowdStrike	(207,274)

Balance Sheets	January 31, 2022
(in thousands)

Current assets (excluding intercompany receivables from non-Guarantors)	$2,499,941
Intercompany receivables from non-Guarantors	11,900
Noncurrent assets	1,201,620
Current liabilities	1,363,873
Noncurrent liabilities (excluding intercompany payable to non-Guarantors)	1,165,807
Intercompany payable to non-Guarantors	276,919
Strategic Investments
In July 2019, we agreed to commit up to $10.0 million to a newly formed entity, CrowdStrike Falcon Fund LLC (the “Original Falcon Fund”) in exchange for 50% of the sharing percentage of any distribution by the Original Falcon Fund. In December 2021, we agreed to commit an additional $50.0 million to a newly formed entity, CrowdStrike Falcon Fund II LLC (“Falcon Fund II”) in exchange for 50% of the sharing percentage of any distribution by the Falcon Fund II. Further, entities associated with Accel also agreed to commit up to $10.0 million and $50.0 million, respectively, to the Original Falcon Fund and the Falcon Fund II (collectively, the “Falcon Funds”), and collectively own the remaining 50% of the sharing percentage of the Falcon Funds. Both Falcon Funds are in the business of purchasing, selling and investing in minority equity and convertible debt securities of privately-held companies that develop applications that have potential for substantial contribution to us and our platform. We are the manager of the Falcon Funds and control the investment decisions and day-to-day operations and accordingly have consolidated each of the Falcon Funds. Each Falcon Fund has a duration of ten years and may be extended for three additional years. At dissolution, the Falcon Funds will be liquidated and the remaining assets will be distributed to the investors based on their respective sharing percentage.
Contractual Obligations and Commitments
Contractual Obligations
Our commitments consist of obligations under non-cancellable real estate arrangements on an undiscounted basis, of which $10.5 million is due in the next 12 months and $27.9 million is due thereafter. In addition, we have debt obligations related to $750.0 million aggregate principal amount of Senior Notes due in fiscal 2030 and the interest payments associated with the Senior Notes of $22.5 million due in the next 12 months and $146.3 million due thereafter. As of January 31, 2022, we have non-cancellable data center commitments payments of $20.8 million due in the next 12 months and $33.0 million due thereafter. Also, as of January 31, 2022, we have non-cancelable purchase commitments with various parties to purchase products and services entered in the normal course of business payments of $62.7 million due in the next 12 months and $77.7 million due thereafter. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
The contractual commitment amounts above are associated with agreements that are enforceable and legally binding. Obligations under contracts, including purchase orders, that we can cancel without a significant penalty are excluded. Purchase orders issued in the ordinary course of business are not included above, as such purchase orders represent authorizations to purchase rather than binding agreements.
Other Obligations
In October 2021, we entered into a new private pricing addendum with Amazon Web Services (“AWS”), which provides us with cloud computing infrastructure. Under the new pricing addendum, we committed to purchase a minimum of $600.0 million of cloud services from AWS through September 2026. As of January 31, 2022, we have utilized $53.2 million of this commitment. We expect to meet our remaining commitment with AWS.
As of January 31, 2022, our unrecognized tax benefits included $1.9 million which were classified as long-term liabilities due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits.

Indemnification
Our subscription agreements contain standard indemnification obligations. Pursuant to these agreements, we will indemnify, defend, and hold the other party harmless with respect to a claim, suit, or proceeding brought against the other party by a third party alleging that our intellectual property infringes upon the intellectual property of the third party, or results from a breach of our representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. Typically, these indemnification provisions do not provide for a maximum potential amount of future payments we could be required to make. However, in the past we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on our consolidated balance sheets as of January 31, 2022 or January 31, 2021.
We also agreed to indemnify our directors and certain executive officers for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited. However, our director and officer insurance policy limits our exposure and enables us to recover a portion of any future amounts paid. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on our consolidated balance sheets as of January 31, 2022 or January 31, 2021.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based upon our financial statements and notes to our financial statements, which were prepared in accordance with GAAP. The preparation of the financial statements requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. See Note 2, Summary of Significant Accounting Policies to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K. We base our estimates and judgments on our historical experience, knowledge of factors affecting our business and our belief as to what could occur in the future considering available information and assumptions that are believed to be reasonable under the circumstances.
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
Revenue Recognition
We derive our revenue predominately from subscription revenue which is primarily based on the solutions subscribed for by the customer. We recognize subscription revenue ratably over the contract term. Our professional services are available through time and material and fixed fee agreements. Revenue from professional services is recognized as services are performed.
We enter into revenue contracts with multiple performance obligations in which a customer may purchase combinations of subscriptions, support, training and consulting service. Judgment is required when considering the terms and conditions of these contracts. The transaction price for these contracts is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. The SSP is the price at which we would sell promised subscription or professional services separately to a customer.

Business Combinations
We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. Examples of judgments used to estimate the fair value of intangibles assets include, but are not limited to, future expected cash flows, expected customer attrition rates, estimated obsolescence rates, and discount rates. These estimates are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
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
We account for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We establish a liability for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. In addition, we are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from such examinations. We believe such estimates to be reasonable; however, the final determination of any of these examinations could significantly impact the amounts provided for income taxes in our consolidated financial statements.
Recently Issued Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, included in Part II, Item 8 of this Annual Report on Form 10-K for more information about the impact of certain recent accounting pronouncements on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of business.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in bank deposits and money market funds. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of January 31, 2022, we had cash and cash equivalents of $2.0 billion and no marketable securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, the effect of a hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our portfolio as of January 31, 2022. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to our revolving credit facility and the Senior Notes. The interest on the revolving credit facility is tied to short term interest rate benchmarks including the Term SOFR. The interest rate on the Senior Notes is fixed.
Foreign Currency Risk
To date, nearly all of our sales contracts have been denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Australian Dollar, and Euro. The functional currency of our foreign subsidiaries is that country’s local currency. Foreign currency transaction gains and losses are recorded to Other income (expense), net. A hypothetical 10% adverse change in the U.S. dollar against other currencies would have resulted in an increase in operating loss of approximately $36.3 million and $17.2 million for the fiscal years ended January 31, 2022 and January 31, 2021, respectively. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Inflation Rate Risk
We do not believe that inflation had a material effect on our business, financial conditions or results of operations during the fiscal year ended January 31, 2022. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	73
Consolidated Financial Statements
Consolidated Balance Sheets as of January 31, 2022 and 2021	75
Consolidated Statements of Operations for the years ended January 31, 2022, 2021 and 2020	76
Consolidated Statements of Comprehensive Loss for the years ended January 31, 2022, 2021 and 2020	77
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended January 31, 2022, 2021 and 2020	78
Consolidated Statements of Cash Flows for the years ended January 31, 2022, 2021 and 2020	79
Notes to Consolidated Financial Statements	80

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of CrowdStrike Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CrowdStrike Holdings, Inc. and its subsidiaries (the “Company”) as of January 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended January 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2021 and the manner in which it accounts for revenues from contracts with customers in 2020.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue Recognition – Identification and Evaluation for Terms and Conditions in Contracts
As described in Note 2 to the consolidated financial statements, the Company generates its revenue from contracts with customers for subscriptions and professional services. Management considers the terms and conditions of contracts with customers and the Company’s customary business practices in identifying contracts. Management determines the Company has a contract with a customer when the contract is approved, each party’s rights regarding the services to be transferred can be identified, payment terms for the services can be identified, it has been determined that the customer has the ability and intent to pay, and the contract has commercial substance. Revenue is recognized when control of the promised services is transferred to the customer, in an amount that reflects the consideration expected to be received in exchange for those services. The Company’s consolidated revenue for the year ended January 31, 2022 was $1,452 million.
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
March 16, 2022
We have served as the Company’s auditor since 2016.

CrowdStrike Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	January 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,996,633	$1,918,608
Accounts receivable, net of allowance for credit losses of $1.6 million and $1.2 million as of January 31, 2022 and January 31, 2021, respectively	368,145	239,199
Deferred contract acquisition costs, current	126,822	80,850
Prepaid expenses and other current assets	79,352	53,617
Total current assets	2,570,952	2,292,274
Strategic investments	23,632	2,500
Property and equipment, net	260,577	167,014
Operating lease right-of-use assets	31,735	36,484
Deferred contract acquisition costs, noncurrent	192,358	117,906
Goodwill	416,445	83,566
Intangible assets, net	97,336	15,677
Other long-term assets	25,346	17,112
Total assets	$3,618,381	$2,732,533
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$47,634	$12,065
Accrued expenses	83,382	51,117
Accrued payroll and benefits	104,563	71,907
Operating lease liabilities, current	9,820	8,977
Deferred revenue	1,136,502	701,988
Other current liabilities	24,929	17,499
Total current liabilities	1,406,830	863,553
Long-term debt	739,517	738,029
Deferred revenue, noncurrent	392,819	209,907
Operating lease liabilities, noncurrent	25,379	31,986
Other liabilities, noncurrent	16,193	17,184
Total liabilities	2,580,738	1,860,659
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of January 31, 2022 and January 31, 2021; no shares issued and outstanding as of January 31, 2022 and January 31, 2021	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of January 31, 2022 and January 31, 2021; 209,996 shares, and 195,039 shares issued and outstanding as of January 31, 2022 and January 31, 2021, respectively; Class B common stock, $0.0005 par value; 300,000 shares authorized as of January 31, 2022 and January 31, 2021; 20,710 shares, and 28,685 shares issued and outstanding as of January 31, 2022 and January 31, 2021, respectively	115	112
Additional paid-in capital	1,991,807	1,598,259
Accumulated deficit	(964,918)	(730,116)
Accumulated other comprehensive (loss) income	(1,240)	2,319
Total CrowdStrike Holdings, Inc. stockholders’ equity	1,025,764	870,574
Non-controlling interest	11,879	1,300
Total stockholders’ equity	1,037,643	871,874
Total liabilities and stockholders’ equity	$3,618,381	$2,732,533
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2022	2021	2020
Revenue
Subscription	$1,359,537	$804,670	$436,323
Professional services	92,057	69,768	45,090
Total revenue	1,451,594	874,438	481,413

Cost of revenue
Subscription	321,904	185,212	112,474
Professional services	61,317	44,333	29,153
Total cost of revenue	383,221	229,545	141,627

Gross profit	1,068,373	644,893	339,786

Operating expenses
Sales and marketing	616,546	401,316	266,595
Research and development	371,283	214,670	130,188
General and administrative	223,092	121,436	89,068
Total operating expenses	1,210,921	737,422	485,851

Loss from operations	(142,548)	(92,529)	(146,065)
Interest expense	(25,231)	(1,559)	(442)
Other income, net	7,756	6,219	6,725

Loss before provision for income taxes	(160,023)	(87,869)	(139,782)

Provision for income taxes	72,355	4,760	1,997

Net Loss	(232,378)	(92,629)	(141,779)
Net income attributable to noncontrolling interest	2,424	—	—
Net loss attributable to CrowdStrike	$(234,802)	$(92,629)	$(141,779)

Net loss per share attributable to CrowdStrike common stockholders, basic and diluted	$(1.03)	$(0.43)	$(0.96)

Weighted-average shares used in computing net loss per share attributable to CrowdStrike common stockholders, basic and diluted	227,142	217,756	148,062
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2022	2021	2020
Net loss	$(232,378)	$(92,629)	$(141,779)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,559)	2,630	(410)
Reversal of unrealized gain upon sale of debt securities, net of tax	—	(1,320)	—
Unrealized gain on available-for-sale securities, net of tax	—	—	1,321
Other comprehensive income (loss)	(3,559)	1,310	911
Less: Comprehensive income attributable to noncontrolling interest	2,424	—	—
Total comprehensive loss attributable to CrowdStrike	$(238,361)	$(91,319)	$(140,868)
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at January 31, 2019	131,268	$557,912	47,421	$24	$31,211	$(519,126)	$98	$—	$(487,793)
Cumulative effect of accounting change- ASC 606	—	—	—	—	—	23,418	—	—	23,418
Issuance of common stock upon initial public offering, net of underwriting discounts and issuance costs	—	—	20,700	11	659,207	—	—	—	659,218
Conversion of redeemable convertible preferred stock to common stock upon initial public offering	(131,268)	(557,912)	131,268	66	557,846	—	—	—	557,912
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital upon initial public offering	—	—	—	—	10,559	—	—	—	10,559
Net exercise of common stock warrants	—	—	322	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	10,645	5	21,507	—	—	—	21,512
Issuance of common stock under RSU release	—	—	1,127	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	428	—	12,365	—	—	—	12,365
Issuance of common stock related to early exercised options	—	—	1,037	—	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	2,704	—	—	—	2,704
Stock-based compensation expense	—	—	—	—	79,940	—	—	—	79,940
Capitalized stock-based compensation	—	—	—	—	857	—	—	—	857
Settlement related to stockholders short-swing trade profit	—	—	—	—	2,283	—	—	—	2,283
Net loss	—	—	—	—	—	(141,779)	—	—	(141,779)
Non-controlling interest	—	—	—	—	—	—	—	500	500
Unrealized net gain on available-for-sale-securities, net of tax	—	—	—	—	—	—	1,321	—	1,321
Foreign currency translation adjustments	—	—	—	—	—	—	(410)	—	(410)
Balances at January 31, 2020	—	$—	212,948	$106	$1,378,479	$(637,487)	$1,009	$500	$742,607
Issuance of common stock upon exercise of options	—	—	7,752	6	28,825	—	—	—	28,831
Issuance of common stock under RSU release	—	—	1,994	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	1,030	—	34,263	—	—	—	34,263
Vesting of early exercised options	—	—	—	—	3,318	—	—	—	3,318
Stock-based compensation expense	—	—	—	—	149,375	—	—	—	149,375
Capitalized stock-based compensation	—	—	—	—	3,686	—	—	—	3,686
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	—	—	313	—	—	—	313
Net loss	—	—	—	—	—	(92,629)	—	—	(92,629)
Non-controlling interest	—	—	—	—	—	—	—	800	800
Other comprehensive loss	—	—	—	—	—	—	1,310	—	1,310
Balances at January 31, 2021	—	$—	223,724	$112	$1,598,259	$(730,116)	$2,319	$1,300	$871,874
Issuance of common stock upon exercise of options	—	—	2,598	1	15,898	—	—	—	15,899
Issuance of common stock under RSU and PSU release	—	—	3,408	2	(2)	—	—	—	—
Issuance of common stock under employee stock purchase plan	—	—	904	—	50,277	—	—	—	50,277
Issuance of common stock related to early exercised options	—	—	57	—	—	—	—	—	—
Vesting of early exercised options	—	—	—	—	3,165	—	—	—	3,165
Issuance of common stock for founders holdbacks related to acquisitions	—	—	15	—	3,528	—	—	—	3,528
Stock-based compensation expense	—	—	—	—	305,792	—	—	—	305,792
Capitalized stock-based compensation	—	—	—	—	10,879	—	—	—	10,879
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	—	—	4,011	—	—	—	4,011
Net income (loss)	—	—	—	—	—	(234,802)	—	2,424	(232,378)
Non-controlling interest	—	—	—	—	—		—	8,155	8,155
Other comprehensive loss	—	—	—	—	—	—	(3,559)	—	(3,559)
Balances at January 31, 2022	—	$—	230,706	$115	$1,991,807	$(964,918)	$(1,240)	$11,879	$1,037,643
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2022	2021	2020
Operating activities
Net loss	$(232,378)	$(92,629)	$(141,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	55,908	38,710	23,026
Amortization of intangible assets	12,902	1,448	487
Amortization of deferred contract acquisition costs	113,884	66,425	35,459
Non-cash operating lease cost	9,103	7,786	—
Change in fair value of redeemable convertible preferred stock warrant liability	—	—	6,022
Stock-based compensation expense	309,952	149,675	79,940
Deferred income taxes	(13,956)	(1,452)	(681)
Gain on sale of debt securities, net	—	(1,347)	—
Amortization (accretion) of marketable securities purchased at a premium (discount)	—	578	(1,247)
Non-cash interest expense	2,469	853	435
Other non-cash charges	—	—	(427)
Change in fair value of strategic investments	(4,823)	—	—
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable, net	(125,354)	(73,022)	(72,511)
Deferred contract acquisition costs	(234,308)	(150,975)	(86,594)
Prepaid expenses and other assets	(29,535)	2,198	(44,008)
Accounts payable	33,248	11,325	(6,570)
Accrued expenses and other liabilities	38,483	33,083	10,097
Accrued payroll and benefits	32,681	33,212	17,526
Operating lease liabilities	(9,900)	(8,105)	—
Deferred revenue	616,408	338,803	280,768
Net cash provided by operating activities	574,784	356,566	99,943
Investing activities
Purchases of property and equipment	(112,143)	(52,799)	(80,198)
Capitalized internal-use software and website development costs	(20,866)	(10,864)	(7,289)
Purchases of strategic investments	(16,309)	(1,500)	(1,000)
Business acquisitions, net of cash acquired	(414,518)	(85,517)	—
Purchases of intangible assets	(680)	(180)	—
Purchases of marketable securities	—	(84,904)	(779,701)
Proceeds from sales of marketable securities	—	639,586	9,581
Maturities of marketable securities	—	91,605	228,976
Net cash (used in) provided by investing activities	(564,516)	495,427	(629,631)
Financing activities
Proceeds from the issuance of common stock upon initial public offering, net of underwriting discounts	—	—	665,092
Payments of debt issuance costs related to revolving line of credit	(219)	(3,328)	—
Payments of debt issuance costs related to Senior Notes	(1,581)	—	—
Proceeds from issuance of Senior Notes, net of debt financing costs	—	739,569	—
Payments of deferred offering costs	—	—	(5,872)
Proceeds from issuance of common stock upon exercise of stock options	15,899	28,831	21,512
Proceeds from the issuance of common stock upon exercise of early exercisable stock options	—	—	10,264
Proceeds from issuance of common stock under the employee stock purchase plan	50,277	34,263	12,365
Settlement related to stockholder short-swing trade profit	—	—	2,283
Capital contributions from non-controlling interest holders	8,155	800	500
Net cash provided by financing activities	72,531	800,135	706,144
Effect of foreign exchange rates on cash and cash equivalents	(4,774)	1,682	(66)
Net increase in cash and cash equivalents	78,025	1,653,810	176,390
Cash and cash equivalents, beginning of period	1,918,608	264,798	88,408
Cash and cash equivalents, end of period	$1,996,633	$1,918,608	$264,798
Supplemental disclosure of cash flow information:
Interest paid	$275	$18	$7
Income taxes paid, net of refunds received	$74,677	$1,732	$1,862
Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$557,912
Conversion of redeemable convertible preferred stock warrant liabilities reclassified to additional paid-in capital	$—	$—	$10,559
Net decrease in deferred offering costs, accrued but not paid	$—	$—	$(2,858)
Net increase (decrease) in property and equipment included in accounts payable and accrued expenses	$6,522	$1,042	$(3,193)
Vesting of early exercised stock options	$3,165	$3,318	$2,704
Equity consideration for acquisitions	$4,011	$3,842	$—
Debt financing costs, accrued but not paid	$—	$1,581	$—
Operating lease liabilities arising from obtaining operating right of-use assets	$4,867	$6,249	$—
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements

1. Description of Business and Basis of Presentation
Business
CrowdStrike Holdings, Inc. (the “Company”) was formed on November 7, 2011. The Company provides a leading cloud-delivered solution for next-generation endpoint and cloud workload protection via a software as a service (“SaaS”) subscription-based model that spans multiple security markets, including corporate workload security, security and vulnerability management, managed security services, IT operations management, threat intelligence services, identity protection and log management. The Company’s principal executive offices are in Austin, Texas. The Company conducts its business in the United States, as well as locations internationally, including in Australia, Germany, India, Israel, Romania, and the United Kingdom.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain prior year amounts in the consolidated statements of cash flows were reclassified to conform to the current period presentation. These reclassifications had no effect on net cash provided by (used in) operating, investing, and financing activities and cash and cash equivalent amounts. Effective February 1, 2020, the Company adopted the Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). Prior periods were not retrospectively recast, and accordingly, the consolidated statements of operations for the fiscal year ended January 31, 2020 was prepared using the prior lease accounting standard referred to as Accounting Standard Codification (“ASC”) Topic 840. Upon adoption, the Company recorded operating lease ROU assets of $37.4 million and corresponding operating lease liabilities of $37.4 million on its consolidated balance sheet.
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
Due to the Coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require a material update to its estimates or judgments or an adjustment of the carrying value of its assets or liabilities as of January 31, 2022. While there was not a material impact to the Company’s consolidated financial statements as of and for the year ended January 31, 2022, these estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to the Company’s consolidated financial statements in future reporting periods.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
Channel partners or direct customers who represented 10% or more of the Company’s accounts receivable were as follows:

	January 31,
	2022	2021
Channel partner A(1)	9%	10%
Customer A(1)	10%	17%
_______________________________
(1)Channel Partner A and Customer A are controlled by the same company.
Channel partners who represented 10% or more of the Company’s total revenue were as follows:

	Year Ended January 31,
	2022	2021	2020
Channel partner B	7%	8%	10%
There were no direct customers who represented 10% or more of the Company’s total revenue during the fiscal years ended January 31, 2022, January 31, 2021, and January 31, 2020.
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at date of purchase to be cash equivalents. As of January 31, 2022, the Company had $950.6 million of cash equivalents. As of January 31, 2021, the Company did not have any cash equivalents.
Strategic Investments
In July 2019, the Company agreed to commit up to $10.0 million to a newly formed entity, CrowdStrike Falcon Fund LLC (the “Original Falcon Fund”) in exchange for 50% of the sharing percentage of any distribution by the Original Falcon Fund. In December 2021, the Company agreed to commit an additional $50.0 million to a newly formed entity, CrowdStrike Falcon Fund II LLC (“Falcon Fund II”) in exchange for 50% of the sharing percentage of any distribution by the Falcon Fund II. Further, entities associated with Accel also agreed to commit up to $10.0 million and $50.0 million, respectively, to the Original Falcon Fund and the Falcon Fund II (collectively, the “Falcon Funds”), and collectively own the remaining 50% of the sharing percentage of the Falcon Funds. Both Falcon Funds are in the business of purchasing, selling and investing in minority equity and convertible debt securities of privately-held companies that develop applications that have potential for substantial contribution to CrowdStrike and its platform. The Company is the manager of the Falcon Funds and controls the investment decisions and day-to-day operations and accordingly has consolidated each of the Falcon Funds. Each Falcon Fund has a duration of ten years and may be extended for three additional years. At dissolution, the Falcon Funds will be liquidated and the remaining assets will be distributed to the investors based on their respective sharing percentage.
The Company elected the measurement alternative for the non-marketable equity investments of the Falcon Funds where eligible. Under the measurement alternative, the non-marketable equity investments are measured at cost, less any impairment, plus or minus adjustments resulting from price changes from observable transactions of identical or similar securities of the

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
same issuer. All gains and losses on strategic investments, realized and unrealized, are recognized in Other income (expense), net. Strategic investments are classified within Level 3 in the fair value hierarchy as only an impairment of observable adjustment is recognized based on price changes from observable transactions of identical or similar securities of the same issuer and other unobservable inputs including volatility, rights, and obligations of the investments. The Company classifies the investments in the Falcon Funds as a non-current asset called Strategic Investments on the consolidated balance sheets as of January 31, 2022. The Company has recognized an unrealized gain for its portion of ownership of the strategic investments in the amount of $2.4 million, net of gain attributable to non-controlling interest of $2.4 million, during the fiscal year ended January 31, 2022.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash equivalents, strategic investments, accounts receivable, accounts payable, accrued expenses, the redeemable convertible preferred stock warrant liability, and the Senior Notes. The carrying values of cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term nature. The Senior Notes are carried at the initially allocated liability value less unamortized debt discount and issuance costs on the Company’s consolidated balance sheet. The Company discloses the fair value of the Senior Notes at each reporting period for disclosure purposes only. Refer to Note 3, Investments and Fair Value Measurements, regarding the fair value of the Company’s non-marketable securities and Note 5, Debt, for the fair value of the Company’s Senior Notes.
The Company reports the redeemable convertible preferred stock warrant liability at fair value (see Note 3, Investments and Fair Value Measurements). The warrants issued by the Company for redeemable convertible preferred stock in January 2015, December 2016, and March 2017 have been recorded as a liability based on “Level 3” inputs, which consist of unobservable inputs and reflect management’s estimates of assumptions that market participants would use in pricing the liability. The fair value of the warrants was determined using the Black-Scholes option-pricing model, which is affected by changes in inputs to that model including the Company’s stock price, expected stock price volatility, risk-free rate, and contractual term. Immediately prior to the closing of the IPO on June 14, 2019, the redeemable convertible preferred stock warrants converted into 336,386 warrants to purchase Class B common stock on a one-to-one basis. The redeemable convertible preferred stock warrant liability was reclassified to additional paid-in capital upon the closing of the IPO.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are stated at their net realizable value, net of the allowance for credit losses. The Company has a well-established collections history from its customers. Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral from its customers; however, the Company may require payment prior to commencing service in certain instances to limit credit risk. The Company regularly reviews the adequacy of the allowance for credit loss by considering various factors including the age of each outstanding invoice, each customer’s expected ability to pay, historical loss rates and expectations of forward-looking loss estimates to determine whether the allowance is appropriate. Amounts deemed uncollectible are written off against the allowance for credit loss. As of January 31, 2022 and January 31, 2021, the allowance for credit loss was $1.6 million and $1.2 million, respectively.
Software Implementation Costs
The Company contracts with third party information technology providers for various service arrangements including software, platform, and information technology infrastructure. The Company capitalizes the implementation cost incurred to develop or obtain internal-use software in such arrangements which are recorded as part of property and equipment, net in the consolidated balance sheets. All capitalized implementation costs are amortized over the term of the arrangement which includes reasonably certain renewals. Costs incurred during the preliminary project and post implement stage are expensed as the activities are performed.
Deferred Offering Costs
Deferred offering costs consisted of fees and expenses incurred in connection with the sale of the Company’s common stock in an IPO, including legal, accounting, printing and other IPO-related costs. Upon the close of the IPO on June 14, 2019, total deferred offering costs of $5.9 million were reclassified to stockholders’ equity and recorded against the proceeds from the offering.

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
The Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset (or asset group) may not be recoverable. Events and changes in circumstances considered by the Company in determining whether the carrying value of long-lived assets may not be recoverable, include, but are not limited to: significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, and changes in the Company’s business strategy. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (an “asset group”). An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition is less than its carrying amount. No impairment indicators were identified by the Company and no impairment losses were recorded by the Company during the fiscal years ended January 31, 2022, January 31, 2021, and January 31, 2020.
Capitalized Internal-Use Software and Website Development Costs
The Company capitalizes certain development costs incurred in connection with its internal-use software and website development. These capitalized costs are primarily related to the Company’s cloud-delivered solution for next-generation endpoint protection as well as redefining, redesigning, and rebuilding crowdstrike.com. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the software and website are substantially complete and ready for its intended use.
Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as property and equipment, net. Maintenance and training costs are expensed as incurred. Internal-use software and website development costs are amortized to cost of revenue on a straight-line basis over its estimated useful life of three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Deferred Contract Acquisition Costs
Under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, the Company capitalizes contract acquisition costs that are incremental to the acquisition of customer contracts. Contract acquisition costs are accrued and capitalized upon execution of the sales contract by the customer. Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to referral partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of six months.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Deferred Revenue
The deferred revenue balance consists of subscription and professional services which have been invoiced upfront and are recognized as revenue only when the revenue recognition criteria are met. The Company’s subscription contracts are typically invoiced to its customers at the beginning of the term, or in some instances, such as in multi-year arrangements, in installments. Professional services are either invoiced upfront, invoiced in installments, or invoiced as the services are performed. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multi-year non-cancellable contracts that have not yet been billed.
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
Redeemable Convertible Preferred Stock Warrants
Warrants related to the Company’s redeemable convertible preferred stock are classified as liabilities on the Company’s consolidated balance sheets. The warrants are subject to reassessment at each balance sheet date, and any change in fair value is recognized as a component of Other income (expense), net, in the consolidated statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the expiration or exercise of the warrants, or upon their automatic conversion into warrants to purchase common stock in connection with a qualified initial public offering such that they qualify for equity classification and no further remeasurement is required.
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
Revenue Recognition
In accordance with ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services. To achieve the core principle of this standard, the Company applies the following five steps:
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
The typical subscription term is one to three years. The Company’s contracts with customers typically include a fixed amount of consideration and are generally non-cancellable and without any refund-type provisions. Customers typically have the right to terminate their contracts for cause if the Company fails to perform in accordance with the contractual terms. Some customers have the option to purchase additional subscription at a stated price. These options generally do not provide a material right as they are priced at the Company’s SSP.
Professional Services Revenue
The Company offers several types of professional services including incident response and forensic services, surge forensic and malware analysis, and attribution analysis, which are focused on responding to imminent and direct threats, assessing vulnerabilities, and recommending solutions. These services are distinct from subscription services. Professional services do not result in significant customization of the subscription service. The Company’s professional services are available through time and material and fixed fee agreements. Revenue for time and material agreements is recognized as services are performed. Fixed fee contracts account for an immaterial portion of the Company’s revenue.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Variable Consideration
Revenue from sales is recorded at the net sales price, which is the transaction price, and may include estimates of variable consideration. The amount of variable consideration that is included in the transaction price is constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue will not occur when the uncertainty is resolved.
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
The Company provides rebates and other credits within its contracts with certain resellers, which are estimated based on the expected value to be earned or claimed on the related sales transaction. Overall, the transaction price is reduced to reflect the Company’s estimate of the amount of consideration to which it is entitled based on the terms of the contract. Estimated rebates and other credits were not material during the periods presented.
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
Advertising
All advertising costs are expensed as incurred and are included in sales and marketing expense in the consolidated statements of operations. The Company incurred $50.5 million, $27.9 million, and $8.0 million of advertising costs during the fiscal years ended January 31, 2022, January 31, 2021, and January 31, 2020, respectively.
Stock-Based Compensation
Compensation related to stock-based awards to employees and directors are measured and recognized in the Company’s consolidated statements of operations based on the fair value of the awards granted. The Company estimates the fair value of its stock options using the Black-Scholes option-pricing model. The stock-based compensation expense relating to stock options are recognized on a straight-line basis over the period during which the employee or director is required to provide service in exchange for the award, usually the vesting period, which is generally four years.
Restricted stock units (“RSUs”) are generally subject to a service-based vesting condition. The service-based vesting condition is generally with a vesting term of four years. The valuation of such RSUs is based solely on the fair value of the Company’s stock price on the date of grant and the corresponding compensation expense are being amortized on a straight-line basis.
Performance-based stock units (“PSUs”) are generally subject to both a service-based vesting condition and a performance-based vesting condition. The fair value of the award is equal to the grant date fair market value of the Company’s stock price. PSUs generally vest over a four-year period and subject to continued service through the applicable vesting dates. The stock-based compensation expense relating to PSUs are recognized using the accelerated attribution method over the requisite service period when it is probable that the performance condition will be satisfied.
The Special PSU Awards are subject to the Company’s achievement of specified stock price hurdles and a service-based vesting condition. The Company measured the fair value of the Special PSU Awards using a Monte Carlo simulation valuation model. The stock-based compensation expense relating to the Special PSU Awards are recognized using the accelerated attribution method over the requisite service period.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Employee Stock Purchase Plan (“ESPP”) grants are measured based on grant date at fair value using the Black-Scholes option-pricing model. The resulting fair value is recognized using the accelerated attribution method over a two-year offering period and accounted for as having four separate tranches starting on the same initial enrollment date. The requisite service periods for the four tranches are approximately 6, 12, 18, and 24 months.
The Company accounts for forfeitures as they occur for all stock-based awards.
Business Combinations
The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets. Although the Company believes the assumptions and estimates it has made are reasonable, they are based in part on historical experience, market conditions and information obtained from management of the acquired companies and are inherently uncertain. Examples of judgments used to estimate the fair value of intangibles assets include, but are not limited to, future expected cash flows, expected customer attrition rates, estimated obsolescence rates, and discount rates. These estimates are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statement of operations.
Goodwill and Intangible Assets
The Company evaluates and tests the recoverability of goodwill for impairment at least annually, on January 31, or more frequently if circumstances indicate that goodwill may not be recoverable. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its one reporting unit is less than its carrying value. In assessing the qualitative factors, the Company considers the impact of certain key factors including macroeconomic conditions, industry and market considerations, management turnover, changes in regulation, litigation matters, changes in enterprise value, and overall financial performance. If the Company determines it is more likely than not that the fair value of its one reporting unit is less than its carrying value, a quantitative test is performed by estimating the fair value of its reporting unit, including goodwill, and comparing it to its carrying value. If the fair value is lower than the carrying value, the excess is recognized as an impairment loss. No impairment was recorded during the fiscal years ended January 31, 2022, January 31, 2021, or January 31, 2020. The change in the goodwill balance during the fiscal year ended January 31, 2022 was due to the acquisitions of Humio Limited (“Humio”) and Secure Circle, LLC (“SecureCircle”) and changes in foreign currency exchange rates. The change in the goodwill balance during the fiscal year ended January 31, 2021 was due to the acquisition of Preempt Security, Inc. (“Preempt Security”) and changes in foreign currency exchange rates. See Note 4, Balance Sheet Components, and Note 14, Acquisitions, to the consolidated financial statements for more information.
Intangible assets, net, consisting of developed technology, customer relationships, and other acquired intangibles, are stated at cost less accumulated amortization on the consolidated balance sheets. All intangible assets have been determined to have definite lives and are amortized on a straight-line basis over their estimated economic lives, which are generally one to 20 years. Amortization expense related to developed technology is included in cost of revenue, amortization expense related to customer relationships is included in sales and marketing expenses, and amortization expense related to other acquired intangibles is included in cost of revenue, research and development expense and general and administrative expense. The Company reviews the carrying amounts of intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company measures the recoverability of intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows it expects the asset to generate. If the Company considers any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.
Operating Leases
The Company enters into operating lease arrangements for real estate assets related to office space. The Company determines if an arrangement is or contains a lease at inception by evaluating various factors, including whether a vendor’s right to substitute an identified asset is substantive. Lease classification is determined at the lease commencement date, which is the

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
Debt Issuance Costs
Debt issuance costs incurred in connection with securing the Company’s financing arrangements are generally presented in the consolidated balance sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. However, the Company has chosen to present debt issuance costs under “other long-term assets” for its revolving credit facility on the consolidated balance sheets regardless of whether the Company has any outstanding borrowings on the revolving credit facility. Debt issuance costs, net of accumulated amortization, were $4.6 million and $4.4 million as of January 31, 2022 and January 31, 2021, respectively. Debt issuance cost associated with the Senior Notes are recorded as a reduction to the carrying value of the Senior Notes on the consolidated balance sheets. The unamortized issuance costs relating to the Senior Notes were $2.3 million as of January 31, 2022.
All deferred financing costs are being amortized to interest expense. The effective interest method is used for debt issuance cost related to the Senior Notes. Debt issuance costs related to the revolving credit facility are being amortized over the term of the financing arrangement under the straight-line method. The Company’s amortization of these costs were $1.0 million, $0.8 million and $0.4 million for the fiscal years ended January 31, 2022, 2021 and 2020, respectively.
Foreign Currency Translation and Transactions
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
The Company accounts for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes a liability for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company’s assumptions, judgments and estimates relative to the current provision for income taxes take into account current

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
tax laws, the Company’s interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. The Company has established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. In addition, the Company is subject to the continual examination of its income tax returns by the U.S. Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities. The Company regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes and have reserved for potential adjustments that may result from such examinations. The Company believes such estimates to be reasonable; however, the final determination of any of these examinations could significantly impact the amounts provided for income taxes in the Company’s consolidated financial statements.
Segment Information
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
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of outstanding stock options, RSUs, PSUs, ESPP obligations, and founder holdbacks. As the Company has reported losses for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting guidance, including requirements such as tax basis step-up in goodwill obtained in a transaction that is not a business combination, ownership changes in investments, and interim-period accounting for enacted changes in tax law. The Company adopted this guidance on February 1, 2021, which did not have a material effect on its consolidated financial statements.
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.
3. Investments and Fair Value Measurements
The Company follows ASC 820, Fair Value Measurements, with respect to cash equivalents that are measured at fair value on a recurring basis. Under the standard, fair value is defined as the exit price, or the amount that would be received to sell an asset or a liability in an orderly transaction between market participants as of the measurement date. The standard also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	January 31, 2022				January 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents(1)
Money market funds	$300,027	$—	$—	$300,027	$—	$—	$—	$—
Total assets	$300,027	$—	$—	$300,027	$—	$—	$—	$—
______________________________
(1)Included in “Cash and cash equivalents” on the consolidated balance sheets.
There were no transfers between the levels of the fair value hierarchy during the periods presented.
The following summarizes the changes in strategic investments, which are Level 3 within the fair value hierarchy (in thousands):

	Year Ended January 31
	2022	2021

Total initial cost	$18,809	$2,500
Unrealized gains due to changes in fair value	4,823	—
Carrying value	$23,632	$2,500
The following summarizes the changes in the redeemable convertible preferred stock warrant liability, which is classified as a Level 3 instrument:

	Year Ended January 31
	2022	2021	2020

Balance at beginning of period	$—	$—	$4,537
Adjustment resulting from change in fair value recognized in the consolidated statement of operations	—	—	6,022
Reclassification of redeemable convertible preferred stock warrant liability to additional paid-in capital upon IPO	—	—	(10,559)
Balance at end of period	$—	$—	$—
The fair value of the redeemable convertible preferred stock warrant liability was estimated using the Black-Scholes option-pricing model and was based on significant inputs not observable in the market, and therefore was classified as a Level 3 instrument. The inputs include the Company’s preferred stock price, expected stock price volatility, risk-free interest rate, and

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
contractual term. A loss of $6.0 million was recorded as a component of Other income (expense), net, because of the remeasurement of the redeemable convertible preferred stock warrant liability during the fiscal year ended January 31, 2020.
4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	January 31,
	2022	2021

Prepaid software licenses	$26,085	$20,596
Prepaid expenses	18,829	12,220
Prepaid marketing	17,629	10,852
Other current assets	12,783	4,566
Prepaid hosting services	4,026	5,383
Prepaid expenses and other current assets	$79,352	$53,617
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	January 31,
	2022	2021

Data center and other computer equipment	$198,297	$146,220
Capitalized internal-use software and website development costs	70,476	44,358
Leasehold improvements	22,029	19,733
Purchased software	5,232	3,211
Furniture and equipment	7,291	6,498
Construction in process	99,030	35,528
	402,355	255,548
Less: Accumulated depreciation and amortization	(141,778)	(88,534)
Property and equipment, net	$260,577	$167,014
Construction in process mainly includes data center equipment purchased that has not yet been placed in service. Data center equipment that was purchased but not yet been placed into service was $89.8 million and $30.0 million as of January 31, 2022 and January 31, 2021, respectively.
Depreciation and amortization expense of property and equipment was $54.4 million, $38.7 million, and $23.0 million, during the fiscal years ended January 31, 2022, January 31, 2021, and January 31, 2020, respectively.
There were no impairments for property and equipment during the fiscal years ended January 31, 2022, January 31, 2021, and January 31, 2020. The Company capitalized $30.7 million, $14.0 million, and $8.1 million in internal-use software and website development costs during the fiscal years ended January 31, 2022, January 31, 2021, and January 31, 2020, respectively. Amortization expense associated with internal-use software and website development costs totaled $12.4 million, $7.9 million and $6.2 million during the fiscal years ended January 31, 2022, January 31, 2021, and January 31, 2020, respectively. The net book value of capitalized internal-use software and website development costs was $38.6 million and $19.5 million as of January 31, 2022 and January 31, 2021, respectively.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Intangible Assets, Net
Total intangible assets, net consisted of the following (dollars in thousands):

	January 31, 2022			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount

				(in months)
Developed technology	$97,668	$12,000	$85,668	79
Customer relationships	12,045	1,973	10,072	72
Other acquired intangible assets	2,397	801	1,596	89
Total	$112,110	$14,774	$97,336

	January 31, 2021			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount

				(in months)
Developed technology	$14,513	$2,193	$12,320	56
Customer relationships	3,769	649	3,120	54
Other acquired intangible assets	399	162	237	185
Total	$18,681	$3,004	$15,677
Amortization expense of intangible assets was $12.9 million, $1.4 million, and $0.5 million, during the fiscal years ended January 31, 2022, January 31, 2021, and January 31, 2020, respectively. Amortization expense of other acquired intangible assets is recorded within cost of revenue, research and development expense and general and administrative expense in the consolidated statements of operations.
The estimated aggregate future amortization expense of intangible assets as of January 31, 2022 is as follows (in thousands):

Total
Fiscal 2023	$16,300
Fiscal 2024	15,608
Fiscal 2025	15,524
Fiscal 2026	14,437
Fiscal 2027	12,261
Thereafter	23,206
Total amortization expense	$97,336
The developed technology, customer relationships, and other acquired intangible assets are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging from 2 to 20 years.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Goodwill
The changes in goodwill during the fiscal year ended January 31, 2022 consisted of the following (in thousands):

Amounts
Goodwill as of January 31, 2021	$83,566
Goodwill acquired(1)	334,294
Foreign currency translation	(1,415)
Goodwill as of January 31, 2022	$416,445
__________________________________
(1)Goodwill acquired resulted from the acquisition of Humio and SecureCircle. Refer to Note 14, Acquisitions, for additional information.
Other Assets, Noncurrent
Other assets, noncurrent consisted of the following (in thousands):

	January 31,
	2022	2021

Other assets	$13,348	$8,627
Deferred income tax asset	4,802	1,328
Deferred finance cost	4,620	4,355
Deposits	2,576	2,802
Other assets, noncurrent	$25,346	$17,112
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	January 31,
	2022	2021

Web hosting services	$23,711	$14,187
Other accrued expenses	14,451	11,372
Accrued legal and accounting	14,166	5,709
Accrued purchases of property and equipment	10,878	4,570
Accrued interest expense	10,375	687
Accrued marketing	9,801	14,592
Accrued expenses	$83,382	$51,117
Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following (in thousands):

	January 31,
	2022	2021

Accrued commissions	$47,298	$32,300
Accrued payroll and related expenses	24,910	16,528
Accrued bonuses	17,591	12,110
Employee Stock Purchase Plan	14,764	10,969
Accrued payroll and benefits	$104,563	$71,907

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
In April 2020, the Company began deferring payment on its share of payroll taxes owed, as permitted by the CARES Act, through December 31, 2020. As of January 31, 2022, the Company had deferred $5.1 million of payroll taxes in other current liabilities.
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	January 31,
	2022	2021

Other current liabilities	$12,820	$9,652
Income tax payable	5,781	2,639
Accrued taxes	4,914	2,837
Customer deposits	1,414	2,371
Other current liabilities	$24,929	$17,499
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
On January 6, 2022, the Company modified the A&R Credit Agreement (the “Amended A&R Credit Agreement”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto. There were no changes to the borrowing amounts or maturity date. Under the Amended A&R Credit Agreement, revolving loans are Alternate Base Rate (“ABR”) Loans. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect on such day plus 0.50%, and (c) the Term Secured Overnight Finance Rate (the “Term SOFR”) for a one-month tenor in effect on such day plus 1.00%, in each case plus a margin between (0.25)% and 0.25%, depending on the senior secured leverage ratio. The Company will be charged a commitment fee of 0.15% to 0.25% per year for committed but unused amounts, depending on the senior secured leverage ratio. The financial covenants require the Company to maintain a minimum consolidated interest coverage ratio of 3.00:1.00, a maximum senior secured leverage ratio of 3.00:1.00 (through January 31, 2023), and a maximum total leverage ratio of 5.50:1.00 stepping down to 3.50:1.00 over time. The Company was in compliance with the financial covenants as of January 31, 2022.

The Amended A&R Credit Agreement is secured by substantially all of the Company’s current and future consolidated assets, property and rights, including, but not limited to, intellectual property, cash, goods, equipment, contractual rights, financial assets, and intangible assets of the Company and certain of its subsidiaries. The Amended A&R Credit Agreement contains customary covenants limiting the Company’s ability and the ability of its subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions.
No amounts were outstanding under the Amended A&R Credit Agreement as of January 31, 2022.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Senior Notes
On January 20, 2021, the Company issued $750.0 million in aggregate principal amount of 3.00% Senior Notes maturing in February 2029. The Senior Notes are guaranteed by the Company’s subsidiary, CrowdStrike, Inc. and will be guaranteed by each of the Company’s existing and future domestic subsidiaries that becomes a borrower or guarantor under the A&R Credit Agreement. The Senior Notes were issued at par and bear interest at a rate of 3.00% per annum. Interest payments are payable semiannually on February 15 and August 15 of each year, commencing on August 15, 2021. The Company may voluntarily redeem the Senior Notes, in whole or in part, 1) at any time prior to February 15, 2024 at (a) 100.00% of their principal amount, plus a “make whole” premium or (b) with the net cash proceeds received from an equity offering at a redemption price equal to 103.00% of the principal amount, provided the aggregate principal amount of all such redemptions does not to exceed 40% of the original aggregate principal amount of the Senior Notes; 2) at any time on or after February 15, 2024 at a prepayment price equal to 101.50% of the principal amount; 3) at any time on or after February 15, 2025 at a prepayment price equal to 100.75% of the principal amount; and 4) at any time on or after February 15, 2026 at a prepayment price equal to 100.00% of the principal amount; in each case, plus accrued and unpaid interest, if any, to but excluding, the date of redemption.
The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs and accretion of debt discount was $24.0 million and $0.8 million, respectively, during the fiscal year ended January 31, 2022 and January 31, 2021, respectively.
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
As of January 31, 2022, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.
Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of January 31, 2022 was approximately $708.7 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes is categorized as Level 2 for purposes of the fair value measurement hierarchy.
6. Income Taxes
The Company’s geographical breakdown of its loss before provision for income taxes for the fiscal years ended January 31, 2022, January 31, 2021, and January 31, 2020 is as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020

Domestic	$(179,334)	$(94,713)	$(149,807)
International	19,311	6,844	10,025
Loss before provision for income taxes	$(160,023)	$(87,869)	$(139,782)

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The components of the provision for income taxes during the fiscal years ended January 31, 2022, January 31, 2021, and January 31, 2020 are as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020

Current
Federal	$—	$—	$—
State	611	401	104
Foreign	85,700	5,811	2,574
Total current	86,311	6,212	2,678
Deferred
Federal	(363)	(136)	(362)
State	(63)	(317)	(57)
Foreign	(13,530)	(999)	(262)
Total deferred	(13,956)	(1,452)	(681)
Provision for income taxes	$72,355	$4,760	$1,997
The following table provides a reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes during the fiscal years ended January 31, 2022, January 31, 2021, and January 31, 2020 (in thousands):

	As of January 31,
	2022	2021	2020

Provision for income taxes at statutory rate	$(33,605)	$(18,453)	$(29,354)
State income taxes, net of federal benefits	673	—	25
Foreign tax rate differential	574	1,994	207
Research and other credits	(19,113)	(9,373)	(1,534)
Stock-based compensation	(145,964)	(140,489)	(43,477)
Non-deductible expenses	2,783	2,212	1,773
Change in unrecognized tax benefits	—	—	(2,659)
Change in valuation allowance	210,680	168,869	77,016
Tax impact of restructuring	57,236	—	—
Other	(909)	—	—
Provision for income taxes	$72,355	$4,760	$1,997
The Company recognized an income tax expense of $72.4 million, $4.8 million, and $2.0 million for the fiscal years January 31, 2022, January 31, 2021 and January 31, 2020, respectively. The tax expense for the fiscal years ended January 31, 2021 and January 31, 2020 was primarily attributable to pre-tax foreign earnings and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business. The tax expense for the fiscal year ended January 31, 2022 was primarily attributable to pre-tax foreign earnings and the intercompany sale of intellectual property from Humio. The Company transferred acquired intellectual property from the foreign subsidiary to the U.S. Although the transfer of the intellectual property between consolidated entities did not result in any gain in the consolidated statement of operations, the Company generated a taxable gain in the foreign jurisdiction resulting in an additional tax expense of $57.2 million.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax assets and liabilities as of January 31, 2022 and January 31, 2021 are as follows (in thousands):

	As of January 31,
	2022	2021

Deferred tax assets
Net operating loss carryforwards	$428,238	$289,889
Research and other credit carryforwards	56,539	22,778
Intangible assets	61,008	—
Stock-based compensation	33,202	20,154
Deferred revenue	34,425	21,595
Accrued expenses	12,550	7,791
Operating lease liabilities	10,144	10,718
Capitalized research and development	154,625	63,158
Other, net	4,514	—
Gross deferred assets	795,245	436,083
Less: Valuation allowance	(770,861)	(413,828)
Total deferred tax assets	24,384	22,255
Deferred tax liabilities
Property and equipment, net	(8,769)	(4,446)
Capitalized Commissions	(1,632)	(2,960)
Intangible assets	—	(3,697)
Operating right-of-use assets	(9,256)	(9,610)
Other, net	—	(302)
Total deferred tax liabilities	(19,657)	(21,015)
Net deferred tax assets (liabilities)	$4,727	$1,240
At each reporting date, the Company has established a valuation allowance against its U.S. net deferred tax assets due to the uncertainty surrounding the realization of those assets. During the fiscal year ended January 31, 2020, the Company has established a valuation allowance against its net U.K. deferred tax assets due to uncertainty surrounding the realization of those assets. The Company periodically evaluates the recoverability of the deferred tax assets and, when it is determined to be more-likely-than-not that the deferred tax assets are realizable, the valuation allowance is reduced. During the fiscal years ended January 31, 2022, January 31, 2021, and January 31, 2020, the valuation allowance increased by $357.0 million, $206.2 million, and $87.2 million, respectively. The increase in the valuation allowance during the fiscal years ended January 31, 2022, January 31, 2021 and January 31, 2020 was primarily driven by losses generated in the United States and United Kingdom. As of January 31, 2022, January 31, 2021, and January 31, 2020 the valuation allowance for deferred taxes balance was $770.9 million, $413.8 million, and $207.6 million, respectively.
As of January 31, 2022, the Company had aggregate federal and California net operating loss carryforwards of $1.6 billion and $168.9 million, respectively, which may be available to offset future taxable income for income tax purposes. The federal and California net operating loss carryforwards begin to expire in fiscal 2031 through fiscal 2042. In addition, for federal losses generated after December 31, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Act”) modified the maximum deduction of net operating loss, eliminated carryback, and provided an indefinite carryforward. As of January 31, 2022, net operating loss carryforwards for other states total $868.0 million which begin to expire in fiscal 2023 through fiscal 2042. As of January 31, 2022, net operating loss carryforwards for United Kingdom total $81.1 million which are carried forward indefinitely.
As of January 31, 2022, the Company had federal and California research and development credit (“R&D credit”) carryforwards of $65.6 million and $13.7 million, respectively. The federal R&D credit carryforwards will begin to expire in fiscal 2035 though fiscal 2042. The California R&D credits are carried forward indefinitely.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Realization of these net operating loss and research and development credit carryforwards depends on future income, and there is a risk that the Company’s existing carryforwards could expire unused and be unavailable to offset future income tax liabilities.
The Internal Revenue Code imposes limitations on a corporation’s ability to utilize net operating loss (“NOLs”) and credit carryovers if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. If an ownership change has occurred, or were to occur, utilization of the Company’s NOLs and credit carryovers could be restricted. The Company’s net operating losses and credit carryovers are not currently subject to a limitation due to an ownership change.
The total gross unrecognized tax benefit as of January 31, 2022, January 31, 2021 and January 31, 2020 were $26.3 million, $24.4 million, and $5.5 million, respectively. As of January 31, 2022, the Company had $1.9 million of unrecognized tax benefits, which, if recognized, would affect the Company’s effective tax rate. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of the income tax provision in the consolidated statements of operations. The Company had incurred insignificant amounts of interest and penalties related to unrecognized tax benefits as of January 31, 2022 and did not accrue interest and penalties in prior periods. During the fiscal years ended January 31, 2022 and 2021, the net increase in uncertain tax benefits was a result of research and development credits. During the fiscal year ended January 31, 2020, the uncertain tax benefits balance decreased due to the application of IRS directive in determining the research credit. The potential change in unrecognized tax benefits during the next 12 months is not expected to be material.
The following is a rollforward of the total gross unrecognized tax benefits for the fiscal years ended January 31, 2022, January 31, 2021, and January 31, 2020 (in thousands):

Balance as of February 1, 2019	$8,128
Decreases in current period tax positions	(2,659)
Balance as of January 31, 2020	5,469
Increases in prior period tax positions	6,926
Increase in current period tax positions	12,052
Balance as of January 31, 2021	24,447
Increases in prior period tax positions	186
Decreases in prior period tax positions	(9,772)
Increase in current period tax positions	11,463
Balance as of January 31, 2022	$26,324
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Tax years 2011 and onwards remain subject to examination by U.S. taxing authorities due to the Company’s net operating losses and R&D credit carryforwards.
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
7. Equity Transactions
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
8. Leases
Operating Leases
The Company has entered into non-cancelable operating lease agreements with various expiration dates through fiscal 2027. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.
Cash paid for amounts included in the measurement of operating lease liabilities were $11.8 million and $11.0 million for the fiscal years ended January 31, 2022 and January 31, 2021, respectively. Operating lease liabilities arising from obtaining operating right of-use assets were $4.9 million and $6.2 million for the fiscal years ended January 31, 2022 and January 31, 2021, respectively.
The weighted-average remaining lease term are 3.0 years and 4.1 years as of January 31, 2022 and January 31, 2021, respectively. The weighted-average discount rates are 5.4% and 5.9% as of January 31, 2022 and January 31, 2021, respectively.
The component of lease costs was as follows (in thousands):

	Year Ended January 31,
	2022	2021
Lease cost
Operating lease cost	$11,262	$10,308
Short-term lease cost	1,918	1,957
Variable lease cost	4,874	3,007
Total lease cost	$18,054	$15,272
Total rent expense recognized prior to the adoption of Topic 842 were $10.3 million for the year ended January 31, 2020. There was no sublease income for the fiscal year ended January 31, 2022 or January 31, 2021. As of January 31, 2022, the Company has not entered into any non-cancelable operating leases with a term greater than 12 months that have not yet commenced.
The maturities of the Company’s non-cancelable operating lease liabilities are as follows (in thousands):

January 31, 2022

Fiscal 2023	$10,539
Fiscal 2024	11,861
Fiscal 2025	10,728
Fiscal 2026	4,791
Fiscal 2027	558
Total operating lease payments	38,477
Less: imputed interest	(3,278)
Present value of operating lease liabilities	$35,199

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
The fair value of each option was estimated on the date of grant using the following assumptions during the period:

	Year Ended January 31,
	2022	2021	2020

Expected term (in years)	3.82 – 5.63	3.17 – 6.05	6.05
Risk-free interest rate	0.6% – 1.0%	0.2% – 0.4%	2.0% – 2.4%
Expected stock price volatility	36.1% – 37.1%	35.8% – 37.3%	37.7% – 37.9%
Dividend yield	—%	—%	—%
The following table is a summary of stock option activity for the fiscal year ended January 31, 2022:

	Number of Shares	Weighted- Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2021	6,646	$8.24
Granted	93	$3.19
Exercised	(2,598)	$6.12
Canceled	(203)	$28.42
Options outstanding at January 31, 2022	3,938	$8.48
Options vested and expected to vest at January 31, 2022	3,938	$8.48
Options exercisable at January 31, 2022	2,767	$6.99
Options outstanding include 362,406 options that were unvested as of January 31, 2022.
The aggregate intrinsic value of options vested and exercisable was $480.5 million, $711.4 million, and $469.6 million as of January 31, 2022, January 31, 2021, and January 31, 2020, respectively. The weighted-average remaining contractual term of

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
options vested and exercisable was 5.7 years, 6.4 years, and 6.7 years as of January 31, 2022, January 31, 2021, and January 31, 2020, respectively.
The weighted-average grant date fair values of all options granted was $180.08, $66.31, and $9.51 per share during the fiscal years ended January 31, 2022, January 31, 2021, and January 31, 2020, respectively. The total intrinsic value of all options exercised was $570.9 million, $847.5 million, and $407.9 million during the fiscal years ended January 31, 2022, January 31, 2021, and January 31, 2020, respectively.
The aggregate intrinsic value of stock options outstanding as of January 31, 2022, January 31, 2021, and January 31, 2020 was $678.0 million, $1.4 billion, and $816.3 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 6.1 years, 7.0 years, and 7.4 years as of January 31, 2022, January 31, 2021, and January 31, 2020, respectively.
Total unrecognized stock-based compensation expense related to unvested options was $16.6 million as of January 31, 2022. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 1.4 years. Total unrecognized stock-based compensation expense related to unvested options was $24.3 million as of January 31, 2021. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 1.7 years.
Early Exercise of Employee Options
The 2011 Stock Plan allows for the early exercise of stock options for certain individuals as determined by the Board of Directors. The consideration received for an early exercise of an option is a deposit of the exercise price and the related dollar amount is recorded as a liability for early exercise of unvested stock options in the consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination or for any reason, including death and disability, at the price paid by the purchaser for such shares. There were no issued shares of common stock related to early exercised stock options during the fiscal year ended January 31, 2022 or January 31, 2021. As of January 31, 2022, the number of shares of common stock related to early exercised stock options subject to repurchase was 197,994 shares for $2.2 million. As of January 31, 2021, the number of shares of common stock related to early exercised stock options subject to repurchase was 548,028 shares for $5.4 million. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company includes unvested shares subject to repurchase in the number of shares outstanding in the consolidated balance sheet and statements of stockholders’ equity (deficit).
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
Expense for RSUs are generally amortized on a straight-line basis. Total unrecognized stock-based compensation expense related to unvested RSUs was $702.3 million as of January 31, 2022. This expense is expected to be amortized (subject to acceleration or straight-line basis) over a weighted-average vesting period of 2.3 years. Total unrecognized stock-based compensation expense related to unvested RSUs was $393.9 million as of January 31, 2021. This expense is expected to be amortized on an accelerated attribution method over a weighted-average vesting period of 2.6 years.
Performance-based Stock Units
Performance-based stock units (“PSUs”) granted under the 2019 Plan are generally subject to both a service-based vesting condition and a performance-based vesting condition. PSUs will vest upon the achievement of specified performance targets

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
Total unrecognized stock-based compensation expense related to unvested PSUs was $42.9 million as of January 31, 2022. This expense is expected to be amortized over a weighted-average vesting period of 1.2 years. Total unrecognized stock-based compensation expense related to unvested PSUs was $24.8 million as of January 31, 2021. This expense is expected to be amortized over a weighted-average vesting period of 1.3 years.
Special PSU Awards
In fiscal 2022 the Company’s Board of Directors granted 655,000 performance stock units (the “Special PSU Awards”) to certain executives under the 2019 Plan. The Special PSU Awards will vest upon the satisfaction of the Company’s achievement of specified stock price hurdles, which is based on the average of the closing stock price per share of the Company’s Class A common stock during any 45 consecutive trading day period during the applicable performance period, and a service-based vesting condition. The service condition applicable to each tranche of the Special PSU Awards will be satisfied in installments as follows, subject to continued employment with the Company through each applicable vesting date: (i) 50% of the Special PSU Awards underlying the applicable tranche will service vest on the first anniversary of the vesting commencement date applicable to such tranche of the Special PSU Awards (i.e., February 1, 2022, February 1, 2023, February 1, 2024 and February 1, 2025) and (ii) the remaining PSUs with respect to such tranche will thereafter service vest in four equal quarterly installments of 12.5%.
The Company measured the fair value of the Special PSU Awards using a Monte Carlo simulation valuation model. The risk-free interest rates used were 0.85% - 1.51%, which was based on the zero-coupon-risk-free interest rate derived from the Treasury Constant Maturities yield curve for the expected term of the award on the grant date. The expected volatility was a blended volatility rate of 54.89% - 55.36%, which includes 50% weight on the Company’s historical volatility calculated from daily stock returns over a 2.21 - 2.58 year look-back from the grant date and 50% weight based on the Company’s implied volatility as of the grant date.
Stock-based compensation expense relating to the Special PSU Awards are recognized using the accelerated attribution method over the longer of the derived service period and the explicit service period.
Total unrecognized stock-based compensation expense related to the unvested portion of the Special PSU Awards was $118.4 million as of January 31, 2022. This expense is expected to be amortized over a weighted-average vesting period of 2.8 years.
The following table is a summary of RSUs, PSUs and the Special PSU Awards activities for the fiscal year ended January 31, 2022:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2021	8,449	$59.27
Granted	3,387	$224.19
Released	(3,408)	$62.62
Performance adjustment(1)	153	$58.15
Forfeited	(695)	$99.78
RSUs and PSUs outstanding at January 31, 2022	7,886	$125.04
RSUs and PSUs expected to vest at January 31, 2022	7,886	$125.04
___________________________

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
(1)    Performance adjustment represents adjustments in shares outstanding due to the actual achievement of performance-based awards, the achievement of which was based upon predefined financial performance targets.
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
The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares shall be 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP allows for up to one increase in contribution during each purchase period. If an employee elects to increase his or her contribution, the Company treats this as an accounting modification. The pre- and post-modification fair values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase period. Incremental expense as a result of such modification was $6.2 million and $3.5 million for the fiscal years ended January 31, 2022 and January 31, 2021, respectively.
The ESPP offers a two-year look-back feature as well as a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. An ESPP rollover occurred when the Company’s closing stock price on December 10, 2021 was below the closing stock price on June 11, 2021, which triggered a new 24-month offering period through December 10, 2023 and resulted in an immaterial modification charge during the fiscal year ended January 31, 2022.
Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued of $14.8 million and $11.0 million as of January 31, 2022 and January 31, 2021, respectively, and are included within accrued payroll and benefits in the consolidated balance sheets.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares to be issued under the ESPP for the offering periods beginning in June 2019:

Year Ended January 31,
	2022	2021	2020

Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Risk-free interest rate	0.0% – 1.9%	0.1% – 2.0%	1.6% – 2.2%
Expected stock price volatility	33.0% – 55.9%	30.1% – 54.3%	30.1% – 35.7%
Dividend yield	—%	—%	—%

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Stock-Based Compensation Expense
Stock-based compensation expense included in the consolidated statements of operations is as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020

Subscription cost of revenue	$22,044	$11,705	$5,226
Professional services cost of revenue	10,050	6,005	2,486
Sales and marketing	89,634	50,557	23,919
Research and development	102,027	40,274	15,403
General and administrative	86,197	41,134	32,906
Total stock-based compensation expense	$309,952	$149,675	$79,940
10. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes the revenue from contracts by type of customer (in thousands, except percentages):

	Year Ended January 31,
	2022		2021		2020
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

Channel Partners	$1,093,336	75%	$655,031	75%	$331,279	69%
Direct Customers	358,258	25%	219,407	25%	150,134	31%
Total revenue	$1,451,594	100%	$874,438	100%	$481,413	100%
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
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service (in thousands, except percentages):

	Year Ended January 31,
	2022		2021		2020
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

United States	$1,046,474	72%	$627,402	72%	$356,513	74%
Europe, Middle East, and Africa	200,198	14%	123,900	14%	67,428	14%
Asia Pacific	142,686	10%	80,185	9%	37,672	8%
Other	62,236	4%	42,951	5%	19,800	4%
Total revenue	$1,451,594	100%	$874,438	100%	$481,413	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the fiscal years ended January 31, 2022, January 31, 2021 or January 31, 2020.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $696.7 million and $410.7 million for the fiscal years ended January 31, 2022 and January 31, 2021, respectively, that were included in the corresponding contract liability balance at the beginning of the period.
The Company receives payments from customers based upon contractual billing schedules. Accounts receivable are recorded when the right to consideration becomes unconditional. Payment terms on invoiced amounts are typically 30 – 60 days. Contract assets include amounts related to the contractual right to consideration for both completed and partially completed performance obligations that may not have been invoiced.
Changes in deferred revenue were as follows (in thousands):

	Year Ended January 31,
	2022	2021

Beginning Balance	$911,895	$571,168
Additions to deferred revenue	2,069,020	1,215,165
Recognition of deferred revenue	(1,451,594)	(874,438)
Ending Balance	$1,529,321	$911,895
Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancelable. Customers typically have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of January 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.3 billion. The Company expects to recognize approximately 65% of the remaining performance obligations in the 12 months following January 31, 2022 and 34% between 13 to 36 months, with the remainder to be recognized thereafter.
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
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to referral partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of 4 years while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of six months and included in sales and marketing expense in the consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the year ended January 31, 2022.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Year Ended January 31,
	2022	2021

Beginning balance	$198,756	$114,206
Capitalization of contract acquisition costs	234,308	150,975
Amortization of deferred contract acquisition costs	(113,884)	(66,425)
Ending balance	$319,180	$198,756

Deferred contract acquisition costs, current	$126,822	$80,850
Deferred contract acquisition costs, noncurrent	192,358	117,906
Total deferred contract acquisition costs	$319,180	$198,756
11. Commitments and Contingencies
Purchase Obligations
The Company enters into long-term non-cancelable agreements with providers to purchase data center capacity, such as bandwidth and colocation space, for the Company’s cloud platform. As of January 31, 2022, the Company is committed to spend $48.1 million on such agreements through fiscal 2028. These obligations are included in purchase obligations below.
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase products and services such as technology, equipment, office renovations, corporate events, and consulting services. A summary of noncancellable purchase obligations in excess of one year as of January 31, 2022 with expected date of payment is as follows (in thousands):

Total Commitments

Fiscal 2023	$67,540
Fiscal 2024	72,438
Fiscal 2025	27,039
Fiscal 2026	7,094
Fiscal 2027	2,944
Thereafter	564
Total purchase commitments	$177,619
In October 2021, the Company entered into a new private pricing addendum with Amazon Web Services (“AWS”), which provides the Company with cloud computing infrastructure. Under the new pricing addendum, the minimum commitment is $600.0 million of cloud services from AWS through September 2026. As of January 31, 2022, the Company had utilized $53.2 million of this commitment. The remaining commitment is excluded from the table above and the Company expects to meet its remaining commitment with AWS.
Letters of Credit
As of January 31, 2022 and January 31, 2021, the Company had an unused standby letter of credit for $0.4 million securing its facility in Sunnyvale, California. As of January 31, 2022 and January 31, 2021, the Company had an unused standby letter of credit for $0.8 million and $1.0 million, respectively, securing the facility housing its principal executive offices in Austin, Texas.
Litigation
In November 2016, Fair Isaac Corporation (“FICO”) filed a petition before the Trademark Trial and Appellate Board (“TTAB”) at the U.S. Patent and Trademark Office, seeking cancellation of the Company’s registration of its “CrowdStrike

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Falcon” trademark, and a notice of opposition of the Company’s trademark application for “Falcon OverWatch.” The Company denies that any of the relief FICO seeks is appropriate, and has itself moved to cancel, or in the alternative amend, FICO’s “Falcon” trademark registrations before the TTAB. The proceedings have been consolidated and are in the discovery phase. The Company is vigorously defending the case, but given the early stage, although a loss may reasonably be possible, the Company is unable to predict the likelihood of success of FICO’s claims or estimate a loss or range of loss. As a result, no material liability has been recorded as of January 31, 2022 or January 31, 2021.
In March 2022, Webroot, Inc. and Open Text, Inc. (collectively, “Webroot”) filed a lawsuit against the Company in federal court in the Western District of Texas alleging that certain of the Company’s products infringe six patents held by them. In the complaint, Webroot sought unspecified damages, attorneys’ fees and a permanent injunction. The Company is evaluating Webroot’s claims and intends to vigorously defend against them.
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
The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of January 31, 2022 or January 31, 2021.
12. Geographic Information
The Company’s long-lived assets are composed of property and equipment, net, and operating lease right-of-use assets, are summarized by geographic area as follows (in thousands):

	January 31,
	2022	2021

United States	$256,282	$174,889
International	36,030	28,609
Total property and equipment, net and operating lease right-of-use assets	$292,312	$203,498

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
No single country other than the United States represented 10% or more of the Company’s total long-lived assets as of January 31, 2022 and January 31, 2021.
13. Related Party Transactions
Subscription and Professional Services Revenue from Related Parties
During the fiscal years ended January 31, 2022, January 31, 2021 and January 31, 2020, certain investors and companies with whom the Company’s Board of Directors are affiliated with, purchased subscriptions and professional services. The Company recorded revenue from subscriptions and professional services from related parties of $7.7 million, $4.3 million, and $9.0 million during the fiscal years ended January 31, 2022, January 31, 2021 and January 31, 2020, respectively. Accounts receivable associated with these related parties was $2.2 million, and $1.3 million as of January 31, 2022 and January 31, 2021, respectively.
Accounts Payable to Related Parties
During the fiscal years ended January 31, 2022, January 31, 2021 and January 31, 2020, the Company purchased goods and services totaling $26.0 million, $8.8 million, and $3.2 million, respectively, from certain investors and companies with whom its Board of Directors are affiliated with. The accounts payable to such vendors was $3.7 million and immaterial as of January 31, 2022 and January 31, 2021, respectively.
14. Acquisitions
Secure Circle, LLC
On November 29, 2021, the Company acquired 100% of the equity interest of Secure Circle, LLC (“SecureCircle”), a SaaS-based cybersecurity service that extends Zero Trust security to data on, from and to the endpoint. The acquisition has been accounted for as a business combination. The total consideration transferred was $60.8 million, which consisted solely of cash. The purchase price was allocated, on a preliminary basis, to identified intangible assets, which include developed technology and customer relationships of $18.3 million, net tangible assets acquired of $(0.5) million and goodwill of $43.0 million allocated to the Company’s one reporting unit, representing the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The goodwill was primarily attributable to the assembled workforce of SecureCircle, planned growth in new markets and synergies expected to be achieved from the integration of SecureCircle. Goodwill was deductible for income tax purposes.
Subsequent to the closing of the acquisition, SecureCircle employees were granted RSUs and PSUs under the 2019 Plan. The awards which are subject to continued service will be recognized ratably as stock-based compensation expense over the requisite service period. The awards which are based on specified performance targets will be recognized under the accelerated attribution method.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful Life
		(in months)
Developed technology	$15,300	72
Customer relationships	3,000	72
Total intangible assets acquired	$18,300
The Company incurred acquisition expense of $1.2 million for the fiscal year ended January 31, 2022. The acquisition costs are recorded in general and administrative expenses on the Company’s consolidated statement of operations.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The results of operations of SecureCircle have been included in the Company’s consolidated financial statements from the date of acquisition. The acquisition of SecureCircle did not have a material impact on the Company’s consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
Humio Limited
On March 5, 2021, the Company acquired 100% of the equity interest of Humio Limited (“Humio”), a privately-held company that is a leading provider of high-performance cloud log management and observability technology. The total consideration transferred was $370.3 million which consisted of $353.8 million in cash, net of $12.5 million cash acquired, and $4.0 million representing the fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated, to identified intangible assets, which include developed technology, customer relationships, and trade names, of $75.6 million, net tangible assets acquired of $3.4 million, and goodwill of $291.3 million allocated to the Company’s one reporting unit, representing the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The goodwill was primarily attributable to the assembled workforce of Humio, planned growth in new markets, and synergies expected to be achieved from the integration of Humio. Goodwill is not deductible for income tax purposes.
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
The following table sets forth the preliminary fair value of the identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful Life
		(in months)
Developed technology	$68,800	96
Customer relationships	5,400	96
Trade names	1,400	24
Total intangible assets acquired	$75,600
The Company incurred acquisition expense of $5.0 million for the fiscal year ended January 31, 2022. The acquisition costs are recorded in general and administrative expenses on the Company’s consolidated statement of operations.
The results of operations of Humio have been included in the Company’s consolidated financial statements from the date of acquisition. The acquisition of Humio did not have a material impact on the Company’s consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful Life
		(in months)
Developed technology	$13,200	60
Customer relationships	3,100	60
Trade names	85	12
Total intangible assets acquired	$16,385
The Company incurred an immaterial amount of acquisition expense for the fiscal year ended January 31, 2022. The acquisition costs are recorded in general and administrative expenses on the Company’s consolidated statement of operations.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to CrowdStrike common stockholders (in thousands, except per share data):

	Year Ended January 31,
	2022	2021	2020

Numerator:
Net loss attributable to Class A and Class B CrowdStrike common stockholders	$(234,802)	$(92,629)	$(141,779)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B of CrowdStrike common stockholders, basic and diluted	227,142	217,756	148,062
Net loss per share attributable to Class A and Class B CrowdStrike common stockholders, basic and diluted	$(1.03)	$(0.43)	$(0.96)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Year Ended January 31,
	2022	2021	2020

Shares of common stock subject to repurchase from outstanding stock options	198	548	984
RSUs and PSUs subject to future vesting	7,886	8,449	6,063
Shares of common stock issuable from stock options	3,938	6,646	14,689
Share purchase rights under the employee stock purchase plan	642	872	1,458
Potential common shares excluded from diluted net loss per share	12,664	16,515	23,194
The above table excludes founder holdbacks related to business combinations. A variable number of shares will be issued upon vesting to settle a fixed monetary amount of $18.5 million, which shares are contingent upon continued employment with the Company. The share price will be determined based on the Company’s average stock price or the volume weighted average stock price 5 days prior to each vesting date. As of January 31, 2022, 14,667 shares were issued to settle founder holdbacks at a weighted average price of $243.72 per share.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2022. The effectiveness of our internal control over financial reporting as of January 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
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
The information otherwise required by this Item will be included in our definitive proxy statement for our 2022 annual meeting of stockholders (the “2022 Proxy Statement”), which will be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2022, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to our 2022 Proxy Statement.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a)(1) Financial Statements
See Index to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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
ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38933	3.1	June 14, 2019
3.2	Bylaws of the Registrant, as currently in effect.	8-K	001-38933	3.2	June 14, 2019
4.1	Amended and Restated Stockholders Agreement among the Registrant and certain holders of its capital stock, dated as of June 21, 2018, as amended on September 25, 2018 and April 17, 2019.	S-1	333-231461	4.1	May 14, 2019
4.2	Amended and Restated Registration Rights Agreement among the Registrant and certain holders of its capital stock, dated as of June 21, 2018.	S-1	333-231461	4.2	May 14, 2019
4.3	Class A common stock certificate of the Registrant.	S-1/A	333-231461	4.3	May 29, 2019
4.4	Description of Registrant’s securities.	10-K	001-38933	4.4	March 23, 2020
4.5	Indenture dated as of January 20, 2021, between CrowdStrike Holdings, Inc. and U.S. Bank National Association, as trustee	8-K	001-38933	4.1	January 20, 2021
4.6	First Supplemental Indenture, dated as of January 20, 2021, between CrowdStrike Holdings, Inc. and U.S. Bank National Association, as trustee	8-K	001-38933	4.2	January 20, 2021
4.7	Form of 3.000% Senior Notes due 2029 (included in Exhibit 4.9)	8-K	001-38933	4.2	January 20, 2021
10.1†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-231461	10.1	May 14, 2019
10.2†	2019 Equity Incentive Plan and related form agreement.	S-1/A	333-231461	10.2	May 29, 2019
10.3†	Form of Global Restricted Stock Unit Agreement Outside Directors – Annual Grant under the Company’s 2019 Equity Incentive Plan	10-Q	001-38933	10.1	September 3, 2020
10.4†	Form of Global Restricted Stock Unit Agreement Outside Directors – Initial Grant under the Company’s 2019 Equity Incentive Plan	10-K	001-38933	10.4	March 18, 2021
10.5†	CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan Global Performance Unit Agreement	10-Q	001-38933	10.1	June 3, 2020
10.6†	Amended and Restated 2011 Stock Incentive Plan and related form agreements.	S-1	333-231461	10.4	May 14, 2019
10.7†	Amended and Restated 2019 Employee Stock Purchase Plan and related form agreements.	10-Q	001-38933	10.2	September 1, 2021
10.8†	CrowdStrike Holdings, Inc. Corporate Incentive Plan.	8-K	001-38933	99.1	March 12, 2021
10.9†	Outside Director Compensation Policy, as amended on June 30, 2021.	8-K	001-38933	10.1	July 2, 2021
10.10†	Employment Agreement between the Registrant and George Kurtz, dated as of November 18, 2011.	S-1	333-231461	10.6	May 14, 2019
10.11†	Offer Letter between the Registrant and Colin Black, dated as of October 3, 2015.	S-1	333-231461	10.7	May 14, 2019
10.12†	Offer Letter between the Registrant and Burt W. Podbere, dated as of August 10, 2015.	S-1	333-231461	10.8	May 14, 2019
10.13†	Offer Letter between the Registrant and Roxanne S. Austin dated as of September 10, 2018.	S-1	333-231461	10.9	May 14, 2019
10.14†	Offer Letter between the Registrant and Godfrey R. Sullivan, undated.	S-1	333-231461	10.10	May 14, 2019
10.15	Office Lease between CrowdStrike, Inc. and SPF Mathilda, LLC, dated as of April 4, 2017, as amended on September 18, 2017, October 27, 2017 and November 5, 2018.	S-1	333-231461	10.12	May 14, 2019

10.16	Fourth Amendment to Office Lease between SPF Mathilda, LLC and CrowdStrike, Inc., dated August 16, 2019.	10-Q	001-38933	10.1	December 6, 2019
10.17	Fifth Amendment to Office Lease between SPF Mathilda, LLC and CrowdStrike, Inc., dated October 2, 2019.	10-K	001-38933	10.14	March 23, 2020
10.18	Office Lease Agreement between EQC Capitol Tower Property LLC and CrowdStrike, Inc., dated April 20, 2018.					X
10.19	First Amendment to Office Lease Agreement between EQC Capitol Tower Property LLC and CrowdStrike, Inc., dated June 6, 2019.					X
10.20
Amended and Restated Credit Agreement dated as of January 4, 2021, as amended on January 6, 2022 among CrowdStrike Holdings, Inc., as guarantor, CrowdStrike, Inc. as borrower, and Silicon Valley Bank and the other lenders party thereto.
						X
10.21†	Amended and Restated Performance Unit Agreement with George Kurtz, dated September 1, 2021, under the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan.	10-Q	001-38933	10.4	September 1, 2021
10.22†	Change in Control and Severance Agreement, dated as of September 1, 2021, by and between CrowdStrike Holdings, Inc. and George Kurtz.	10-Q	001-38933	10.3	September 1, 2021
10.23†	Performance Unit Agreement with Burt Podbere, dated January 12, 2022, under the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan.	8-K	001-38933	10.1	January 14, 2022
10.24†	Offer Letter between the Registrant and Michael Carpenter, dated as of October 25, 2016.	10-Q	001-38933	10.1	June 4, 2021
10.25†	Offer Letter between the Registrant and Shawn Henry, dated as of March 4, 2012.	10-Q	001-38933	10.2	June 4, 2021
21.1	List of Subsidiaries of the Registrant.					X
22.1	List of Subsidiary Guarantors	S-3ASR	333-252007	22.1	January 11, 2021
23.1	Consent of PricewaterhouseCoopers LLC, independent registered public accounting firm.					X
24.1	Power of Attorney (reference is made to the signature page hereto).					X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document					X
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on the day of March 16, 2022.

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

Signature	Title	Date

/s/ George Kurtz	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 16, 2022
George Kurtz

/s/ Burt W. Podbere	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2022
Burt W. Podbere

/s/ Gerhard Watzinger	Chairman of the Board of Directors	March 16, 2022
Gerhard Watzinger

/s/ Cary J. Davis	Director	March 16, 2022
Cary J. Davis

/s/ Denis J. O’Leary	Director	March 16, 2022
Denis J. O’Leary

/s/ Godfrey R. Sullivan	Director	March 16, 2022
Godfrey R. Sullivan

/s/ Laura J. Schumacher	Director	March 16, 2022
Laura J. Schumacher

/s/ Roxanne S. Austin	Director	March 16, 2022
Roxanne S. Austin

/s/ Sameer K. Gandhi	Director	March 16, 2022
Sameer K. Gandhi