Form 10-Q
period 2022-04-30
CrowdStrike Holdings, Inc.
filed 2022-06-03
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑
As of May 31, 2022, the number of shares of the registrant’s Class A common stock outstanding was 213,418,697, and the number of shares of the registrant’s Class B common stock outstanding was 18,652,968.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CrowdStrike Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	April 30,	January 31,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$2,152,736	$1,996,633
Accounts receivable, net of allowance for credit losses of $1.7 million and $1.6 million as of April 30, 2022 and January 31, 2022, respectively	369,130	368,145
Deferred contract acquisition costs, current	135,681	126,822
Prepaid expenses and other current assets	75,511	79,352
Total current assets	2,733,058	2,570,952
Strategic investments	28,665	23,632
Property and equipment, net	316,309	260,577
Operating lease right-of-use assets	28,701	31,735
Deferred contract acquisition costs, noncurrent	197,261	192,358
Goodwill	416,228	416,445
Intangible assets, net	93,945	97,336
Other long-term assets	21,668	25,346
Total assets	$3,835,835	$3,618,381
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,024	$47,634
Accrued expenses	94,966	83,382
Accrued payroll and benefits	116,406	104,563
Operating lease liabilities, current	9,967	9,820
Deferred revenue	1,249,198	1,136,502
Other current liabilities	15,542	24,929
Total current liabilities	1,497,103	1,406,830
Long-term debt	739,889	739,517
Deferred revenue, noncurrent	443,399	392,819
Operating lease liabilities, noncurrent	22,197	25,379
Other liabilities, noncurrent	16,250	16,193
Total liabilities	2,718,838	2,580,738
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of April 30, 2022 and January 31, 2022; no shares issued and outstanding as of April 30, 2022 and January 31, 2022.	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of April 30, 2022 and January 31, 2022; 213,353 shares and 209,996 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively; Class B common stock, $0.0005 par value; 300,000 shares authorized as of April 30, 2022 and January 31, 2022; 18,663 shares and 20,710 shares issued and outstanding as of April 30, 2022 and January 31, 2022, respectively.	116	115
Additional paid-in capital	2,103,054	1,991,807
Accumulated deficit	(996,441)	(964,918)
Accumulated other comprehensive loss	(4,188)	(1,240)
Total CrowdStrike Holdings, Inc. stockholders’ equity	1,102,541	1,025,764
Non-controlling interest	14,456	11,879
Total stockholders’ equity	1,116,997	1,037,643
Total liabilities and stockholders’ equity	$3,835,835	$3,618,381
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Revenue
Subscription	$459,822	$281,228
Professional services	28,012	21,615
Total revenue	487,834	302,843

Cost of revenue
Subscription	107,942	64,903
Professional services	18,890	13,602
Total cost of revenue	126,832	78,505

Gross profit	361,002	224,338

Operating expenses
Sales and marketing	193,532	135,131
Research and development	123,399	78,180
General and administrative	67,954	42,374
Total operating expenses	384,885	255,685

Loss from operations	(23,883)	(31,347)
Interest expense	(6,298)	(6,230)
Other income, net	3,212	4,768

Loss before provision for income taxes	(26,969)	(32,809)

Provision for income taxes	3,440	50,062

Net loss	(30,409)	(82,871)
Net income attributable to non-controlling interest	1,114	2,178
Net loss attributable to CrowdStrike	$(31,523)	$(85,049)

Net loss per share attributable to CrowdStrike common stockholders, basic and diluted	$(0.14)	$(0.38)

Weighted-average shares used in computing net loss per share attributable to CrowdStrike common stockholders, basic and diluted	231,179	224,153
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Net loss	$(30,409)	$(82,871)
Other comprehensive loss:
Foreign currency translation adjustments	(2,948)	(202)
Other comprehensive loss	(2,948)	(202)
Less: Comprehensive income attributable to non-controlling interest	1,114	2,178
Total comprehensive loss attributable to CrowdStrike	$(34,471)	$(85,251)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended April 30, 2022 and 2021
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2022	230,706	$115	$1,991,807	$(964,918)	$(1,240)	$11,879	$1,037,643
Issuance of common stock upon exercise of options	407	1	3,104	—	—	—	3,105
Issuance of common stock under RSU and PSU release	886	—	—	—	—	—	—
Vesting of early exercised options	—	—	735	—	—	—	735
Issuance of common stock for founders holdbacks related to acquisitions	19	—	3,704	—	—	—	3,704
Stock-based compensation expense	—	—	100,776	—	—	—	100,776
Capitalized stock-based compensation	—	—	2,928	—	—	—	2,928
Net income (loss)	—	—	—	(31,523)	—	1,114	(30,409)
Non-controlling interest	—	—	—	—	—	1,463	1,463
Other comprehensive loss	—	—	—	—	(2,948)	—	(2,948)
Balances at April 30, 2022	232,018	$116	$2,103,054	$(996,441)	$(4,188)	$14,456	$1,116,997

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2021	223,724	$112	$1,598,259	$(730,116)	$2,319	$1,300	$871,874
Issuance of common stock upon exercise of options	769	1	3,753	—	—	—	3,754
Issuance of common stock under RSU release	1,193	—	—	—	—	—	—
Issuance of common stock related to early exercised options	57	—	—	—	—	—	—
Vesting of early exercised options	—	—	797	—	—	—	797
Stock-based compensation expense	—	—	53,646	—	—	—	53,646
Capitalized stock-based compensation	—	—	1,733	—	—	—	1,733
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	4,011	—	—	—	4,011
Net income (loss)	—	—	—	(85,049)	—	2,178	(82,871)
Non-controlling interest	—	—	—	—	—	655	655
Other comprehensive loss	—	—	—	—	(202)	—	(202)
Balances at April 30, 2021	225,743	$113	$1,662,199	$(815,165)	$2,117	$4,133	$853,397
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2022	2021
Operating activities
Net loss	$(30,409)	$(82,871)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,341	11,974
Amortization of intangible assets	4,088	2,417
Amortization of deferred contract acquisition costs	37,592	24,376
Non-cash operating lease cost	2,237	2,180
Stock-based compensation expense	102,494	54,362
Deferred income taxes	1,752	(207)
Non-cash interest expense	669	595
Change in fair value of strategic investments	(2,208)	(4,356)
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable, net	(1,058)	31,740
Deferred contract acquisition costs	(51,354)	(36,400)
Prepaid expenses and other assets	4,243	(685)
Accounts payable	(36,431)	(10,562)
Accrued expenses and other liabilities	(7,300)	42,180
Accrued payroll and benefits	13,235	5,969
Operating lease liabilities	(2,210)	(2,555)
Deferred revenue	163,276	109,376
Net cash provided by operating activities	214,957	147,533
Investing activities
Purchases of property and equipment	(52,211)	(25,796)
Capitalized internal-use software and website development costs	(5,214)	(4,434)
Purchase of strategic investments	(2,825)	(1,309)
Business acquisitions, net of cash acquired	—	(353,407)
Purchase of intangible assets	(700)	—
Net cash used in investing activities	(60,950)	(384,946)
Financing activities
Payment of debt issuance costs related to revolving line of credit	—	(219)
Payment of debt issuance costs related to Senior Notes	—	(1,581)
Proceeds from issuance of common stock upon exercise of stock options	3,106	3,754
Capital contributions from non-controlling interest holders	1,462	655
Net cash provided by financing activities	4,568	2,609
Effect of foreign exchange rates on cash and cash equivalents	(2,472)	1,193
Net increase (decrease) in cash and cash equivalents	156,103	(233,611)
Cash and cash equivalents, beginning of period	1,996,633	1,918,608
Cash and cash equivalents, end of period	$2,152,736	$1,684,997
Supplemental disclosure of cash flow information:
Interest paid	$11,265	$11
Income taxes paid, net of refunds received	3,948	1,385
Supplemental disclosure of non-cash investing and financing activities:
Net increase in property and equipment included in accounts payable and accrued expenses	13,165	4,294
Vesting of early exercised stock options	735	797
Equity consideration for acquisitions	—	4,011
Operating lease liabilities arising from obtaining operating right of-use assets	—	2,591
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business and Significant Accounting Policies
Business
CrowdStrike Holdings, Inc. (the “Company”) was formed on November 7, 2011. The Company is a global cybersecurity leader that provides cloud-delivered protection of endpoints, cloud workloads, identity, and data via a software as a service (“SaaS”) subscription-based model that spans multiple security markets, including corporate workload security, security and vulnerability management, managed security services, IT operations management, threat intelligence services, identity protection and log management. The Company’s principal executive offices are in Austin, Texas. The Company conducts its business in the United States, as well as locations internationally, including in Australia, Germany, India, Israel, Romania, and the United Kingdom.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2022, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. Certain prior year amounts in the condensed consolidated statements of cash flows were reclassified to conform to the current period presentation. These reclassifications had no effect on net cash provided by (used in) operating, investing, and financing activities and cash and cash equivalent amounts. The results of operations for the three months ended April 30, 2022 are not necessarily indicative of the results to be expected for the year ending January 31, 2023 or for any other interim period or for any other future year.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on March 16, 2022.
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
Estimates and assumptions used by management include, but are not limited to, revenue recognition, the allowance for credit losses, the useful lives of long-lived assets, the fair values of strategic investments, the period of benefit for deferred contract acquisition costs, the discount rate used for operating leases, the recognition, measurement and disclosure of contingent liabilities, income taxes, stock-based compensation, the fair value of assets acquired and liabilities assumed for business combinations.

Concentration of Credit Risk and Geographic Information
The Company generates revenue from the sale of subscriptions to access its cloud platform and professional services. The Company’s sales team, along with its channel partner network of system integrators and value-added resellers (collectively, “channel partners”), sells the Company’s services worldwide to organizations of all sizes.
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, accounts receivable, and strategic investments. The Company’s cash is placed with high-credit-quality financial institutions and issuers, and at times exceed federally insured limits. The Company limits its concentration of risk in cash equivalents by diversifying its investments among a variety of financial institutions. The Company has not experienced any credit loss relating to its cash equivalents and strategic investments. The Company performs periodic credit evaluations of its customers and generally does not require collateral.
Channel partners or direct customers who represented 10% or more of the Company’s accounts receivable were as follows:

	April 30, 2022	January 31, 2022
Channel partner A(1)	15%	9%
Channel partner B	11%	3%
Channel partner C	10%	9%
Customer A(1)	1%	10%
_______________________________
(1)Channel Partner A and Customer A are controlled by the same company.
There were no direct customers or channel partners who represented 10% or more of the Company’s total revenue during the three months ended April 30, 2022 and April 30, 2021.
Significant Accounting Policies
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three months ended April 30, 2022.
Recently Issued Accounting Pronouncements
In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.
2. Investments and Fair Value Measurements
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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	April 30, 2022				January 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (1)
Money market funds	$89,498	$—	$—	$89,498	$300,027	$—	$—	$300,027
Total assets	$89,498	$—	$—	$89,498	$300,027	$—	$—	$300,027
__________________________________
(1)Included in “Cash and cash equivalents” on the condensed consolidated balance sheets.
There were no transfers between the levels of the fair value hierarchy during the periods presented.
The following summarizes the net carrying value of the strategic investments, which are Level 3 within the fair value hierarchy (in thousands):

	April 30, 2022	January 31, 2022
Total initial cost	$21,634	$18,809
Unrealized gains due to changes in fair value	7,031	4,823
Carrying value	$28,665	$23,632
3. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2022	January 31, 2022
Data center and other computer equipment	$210,819	$198,297
Capitalized internal-use software and website development costs	77,497	70,476
Leasehold improvements	21,951	22,029
Purchased software	5,269	5,232
Furniture and equipment	7,176	7,291
Construction in process	151,000	99,030
	473,712	402,355
Less: Accumulated depreciation and amortization	(157,403)	(141,778)
Property and equipment, net	$316,309	$260,577

Construction in process mainly includes data center equipment purchased that has not yet been placed in service. Data center equipment that was purchased but not yet been placed into service was $135.0 million as of April 30, 2022.
Depreciation and amortization expense of property and equipment was $16.3 million and $12.0 million during the three months ended April 30, 2022 and April 30, 2021, respectively.
There were no impairment of property and equipment during the three months ended April 30, 2022 and April 30, 2021. The Company capitalized $8.1 million and $6.2 million in internal-use software and website development costs during the three months ended April 30, 2022 and April 30, 2021, respectively. Amortization expense associated with internal-use software and website development costs totaled $4.3 million and $2.5 million during the three months ended April 30, 2022 and April 30, 2021, respectively. The net book value of capitalized internal-use software and website development costs was $42.4 million and $38.6 million as of April 30, 2022 and January 31, 2022, respectively.
Intangible Assets, Net
Total intangible assets, net consisted of the following (dollars in thousands):

	April 30, 2022			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$97,628	$15,377	$82,251	76
Customer relationships	12,012	2,420	9,592	69
Other acquired intangible assets	3,090	988	2,102	142
Total	$112,730	$18,785	$93,945

	January 31, 2022			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$97,668	$12,000	$85,668	79
Customer relationships	12,045	1,973	10,072	72
Other acquired intangible assets	2,397	801	1,596	89
Total	$112,110	$14,774	$97,336
Amortization expense of intangible assets was $4.1 million and $2.4 million during the three months ended April 30, 2022 and April 30, 2021, respectively.
The estimated aggregate future amortization expense of intangible assets as of April 30, 2022 is as follows (in thousands):

Total
Fiscal 2023 (remaining nine months)	$12,249
Fiscal 2024	15,649
Fiscal 2025	15,564
Fiscal 2026	14,477
Fiscal 2027	12,302
Thereafter	23,704
Total amortization expense	$93,945
The developed technology, customer relationships, and other acquired intangible assets are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging from 2 to 20 years.

Goodwill
The changes in goodwill during the three months ended April 30, 2022 consisted of the following (in thousands):

Amounts
Goodwill as of January 31, 2022	$416,445
Goodwill adjustment for the SecureCircle acquisition	81
Foreign currency translation	(298)
Goodwill as of April 30, 2022	$416,228
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	April 30, 2022	January 31, 2022
Web hosting services	$25,133	$23,711
Accrued purchases of property and equipment	24,130	10,878
Accrued legal and accounting	10,516	14,166
Accrued marketing	10,482	9,801
Other accrued expenses	8,993	6,988
Accrued consulting expenses	6,486	3,498
Accrued interest expense	4,750	10,375
Accrued partner commissions	4,476	3,965
Accrued expenses	$94,966	$83,382
Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following (in thousands):

	April 30, 2022	January 31, 2022
Accrued commissions	$36,982	$47,298
Employee Stock Purchase Plan	31,804	14,764
Accrued payroll and related expenses	28,848	24,910
Accrued bonuses	18,772	17,591
Accrued payroll and benefits	$116,406	$104,563
In April 2020, the Company began deferring payment on its share of payroll taxes owed, as permitted by the CARES Act through December 31, 2020. As of April 30, 2022 and January 31, 2022, the Company had deferred $5.1 million of payroll taxes in other current liabilities.
4. Debt
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
On January 6, 2022, the Company modified the A&R Credit Agreement (the “Amended A&R Credit Agreement”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto. There were no changes to the borrowing amounts or maturity date. Under the Amended A&R Credit Agreement, revolving loans are Alternate Base Rate (“ABR”) Loans. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect on such day plus 0.50%, and (c) the Term Secured Overnight Finance Rate (the “Term SOFR”) for a one-month tenor in effect on such day plus 1.00%, in each case plus a margin between (0.25)% and 0.25%, depending on the senior secured leverage ratio. The Company will be charged a commitment fee of 0.15% to 0.25% per year for committed but unused amounts, depending on the senior secured leverage ratio. The financial covenants require the Company to maintain a minimum consolidated interest coverage ratio of 3.00:1.00, a maximum senior secured leverage ratio of 3.00:1.00 (through January 31, 2023), and a maximum total leverage ratio of 5.50:1.00 stepping down to 3.50:1.00 over time. The Company was in compliance with the financial covenants as of April 30, 2022.
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
No amounts were outstanding under the Amended A&R Credit Agreement as of April 30, 2022 and January 31, 2022.
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
The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs and accretion of debt discount was $6.0 million during both the three months ended April 30, 2022 and 2021.
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
As of April 30, 2022, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.

Based on the trading prices of the Senior Notes, the fair value of the Senior Notes as of April 30, 2022 was approximately $667.5 million. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes is categorized as Level 2 for purposes of the fair value measurement hierarchy.
5. Income Taxes
The Company recognized income tax expense of $3.4 million and $50.1 million for the three months ended April 30, 2022 and April 30, 2021, respectively. The tax expense for the three months ended April 30, 2022 was primarily attributable to pre-tax foreign earnings and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business. The tax expense for the three months ended April 30, 2021 was primarily attributable to pre-tax foreign earnings, withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business, and from the intercompany sale of intellectual property from Humio. The Company’s effective tax rates of (12.7)% and (143.1)% for the three months ended April 30, 2022 and April 30, 2021, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax impact from the intercompany sale of intellectual property from Humio for the three months ended April 30, 2021.
The Company has a full valuation allowance on its U.S. federal and state and its U.K. deferred tax assets. As a result, the Company does not record a tax benefit on these losses because it is more likely than not that the benefit will not be realized.
The balance of gross unrecognized tax benefits was $28.7 million and $26.3 million as of April 30, 2022 and January 31, 2022, respectively. The increase was primarily due to establishing an uncertain tax position associated with research & development tax credits. As of April 30, 2022 and January 31, 2022, approximately $2.4 million and $1.9 million, respectively of the unrecognized tax benefits including interest and penalties would affect the Company’s effective tax rate if favorably resolved. The Company is subject to examination by tax authorities both domestically and internationally. The Company believes that adequate amounts have been reserved for any adjustments that may result from these examinations, although the Company cannot assure that this will be the case given the inherent uncertainties in these examinations. It is impractical to determine the amount and timing of these adjustments. The potential change in unrecognized tax benefits during the next 12 months is not expected to be material.
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
6. Stock-Based Compensation
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
The fair value of each option was estimated on the date of grant using the following assumptions during the period:

Three Months Ended April 30, 2021
Expected term (in years)	3.82 - 5.63
Risk-free interest rate	0.6% - 1.0%
Expected stock price volatility	36.1% - 37.1%
Dividend yield	—%
There were no stock options granted during the three months ended April 30, 2022.
The following table is a summary of stock option activity for the three months ended April 30, 2022:

	Number of Shares	Weighted-Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2022	3,938	$8.48
Exercised	(407)	$7.64
Canceled	(13)	$12.01
Options outstanding at April 30, 2022	3,518	$8.57
Options vested and expected to vest at April 30, 2022	3,518	$8.57
Options exercisable at April 30, 2022	2,668	$7.34
Options outstanding include 351,989 options that were unvested as of April 30, 2022.
The aggregate intrinsic value of options vested and exercisable was $510.7 million and $480.5 million as of April 30, 2022 and January 31, 2022, respectively. The weighted-average remaining contractual term of options vested and exercisable was 5.6 years and 5.7 years as of April 30, 2022 and January 31, 2022, respectively.
The weighted-average grant date fair values of all options granted was $180.08 per share during the three months ended April 30, 2021. The total intrinsic value of all options exercised was $81.2 million and $154.4 million during the three months ended April 30, 2022 and April 30, 2021, respectively.
The aggregate intrinsic value of stock options outstanding as of April 30, 2022 and January 31, 2022 was $669.3 million and $678.0 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 5.9 years and 6.1 years as of April 30, 2022 and January 31, 2022, respectively.
Total unrecognized stock-based compensation expense related to unvested options was $12.6 million as of April 30, 2022. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 1.4 years.
Early Exercise of Employee Options
The 2011 Stock Plan allows for the early exercise of stock options for certain individuals as determined by the Board of Directors. The consideration received for an early exercise of an option is a deposit of the exercise price and the related dollar amount is recorded as a liability for early exercise of unvested stock options in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination or for any reason, including death and disability, at the price paid by the purchaser for such shares. There were no issued shares of common stock related to early exercised stock options during the three months ended April 30, 2022 or April 30, 2021. As of April 30, 2022, the number of shares of common stock related to early exercised stock options subject to repurchase was 131,996 shares for $1.5 million. As of January 31, 2022, the number of shares of common stock related to early exercised stock options subject to repurchase was 197,994 shares for $2.2 million. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company includes unvested shares subject to repurchase in the number of shares outstanding in the condensed consolidated balance sheet and statements of stockholders’ equity.
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
Expense for RSUs are generally amortized on a straight-line basis. Total unrecognized stock-based compensation expense related to unvested RSUs was $974.1 million as of April 30, 2022. This expense is expected to be amortized (subject to acceleration or straight-line basis) over a weighted-average vesting period of 2.5 years.
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
Total unrecognized stock-based compensation expense related to unvested PSUs was $116.3 million as of April 30, 2022. This expense is expected to be amortized over a weighted-average vesting period of 1.5 years.
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
The Company measured the fair value of the Special PSU Awards on the grant date using a Monte Carlo simulation valuation model. The risk-free interest rates used were 0.85% -1.51%, which was based on the zero-coupon-risk-free interest rate derived from the Treasury Constant Maturities yield curve for the expected term of the award on the grant date. The expected volatility was a blended volatility rate of 54.89% - 55.36%, which includes 50% weight on the Company’s historical volatility calculated from daily stock returns over a 2.21- 2.58 year look-back from the grant date and 50% weight based on the Company’s implied volatility as of the grant date.
Stock-based compensation expense relating to the Special PSU Awards is recognized using the accelerated attribution method over the longer of the derived service period and the explicit service period.

Total unrecognized stock-based compensation expense related to the unvested portion of the Special PSU Awards was $105.7 million as of April 30, 2022. This expense is expected to be amortized over a weighted-average vesting period of 2.6 years.
The following table is a summary of RSUs, PSUs and the Special PSU Awards activities for the three months ended April 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2022	7,886	$125.04
Granted	1,982	$211.70
Released	(886)	$100.66
Performance adjustment (1)	99	$194.15
Forfeited	(200)	$157.15
RSUs and PSUs outstanding at April 30, 2022	8,881	$146.86
RSUs and PSUs expected to vest at April 30, 2022	8,881	$146.86
__________________________________
(1)The performance adjustment represents adjustments in shares outstanding due to the actual achievement of performance-based awards, the achievement of which was based upon predefined financial performance targets.
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
The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares shall be 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP allows for up to one increase in contribution during each purchase period. If an employee elects to increase his or her contribution, the Company treats this as an accounting modification. The pre- and post-modification fair values are calculated on the date of the modification, and the incremental expense is then amortized over the remaining purchase period. The incremental expense as a result of such modification was $0.5 million and $2.5 million for the three months ended April 30, 2022 and April 30, 2021, respectively.
The ESPP offers a two-year look-back feature as well as a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. An ESPP rollover occurred when the Company’s closing stock price on December 10, 2021 was below the closing stock price on June 11, 2021, which triggered a new 24-month offering period through December 10, 2023 and as a result, the Company incurred an incremental expense of $1.5 million during the three months ended April 30, 2022. This rollover was accounted for as a modification to the original offering. The incremental expense as a result of such modification is amortized over the remainder of the original offering.
Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued at April 30, 2022 and January 31, 2022 totaled $31.8 million and $14.8 million respectively, and are included within accrued payroll and benefits in the condensed consolidated balance sheets.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares to be issued under the ESPP for the offering periods beginning in June 2019:

Three Months Ended April 30,
	2022	2021
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.1% - 0.7%	0.1% - 2.0%
Expected stock price volatility	39.6% - 55.9%	30.1% - 54.3%
Dividend yield	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended April 30,
	2022	2021
Subscription cost of revenue	$6,578	$4,285
Professional services cost of revenue	3,001	2,028
Sales and marketing	26,710	17,414
Research and development	34,036	17,801
General and administrative	32,169	12,834
Total stock-based compensation expense	$102,494	$54,362
7. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes the revenue from contracts by type of customer (in thousands, except percentages):

	Three Months Ended April 30,
	2022		2021
	Amount	% Revenue	Amount	% Revenue
Channel Partners	$391,838	80%	$227,055	75%
Direct Customers	95,996	20%	75,788	25%
Total revenue	$487,834	100%	$302,843	100%
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

The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service (in thousands, except percentages):

	Three Months Ended April 30,
	2022		2021
	Amount	% Revenue	Amount	% Revenue
United States	$345,593	71%	$219,802	73%
Europe, Middle East, and Africa	70,625	14%	41,649	14%
Asia Pacific	48,079	10%	29,000	10%
Other	23,537	5%	12,392	3%
Total revenue	$487,834	100%	$302,843	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the three months ended April 30, 2022 and April 30, 2021.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $397.7 million and $244.3 million for the three months ended April 30, 2022 and April 30, 2021, respectively, that were included in the corresponding contract liability balance at the beginning of the period.
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
Changes in deferred revenue were as follows (in thousands):

	Three Months Ended April 30,
	2022	2021

	Carrying Amount
Beginning Balance	$1,529,321	$911,895
Additions to deferred revenue	651,110	412,939
Recognition of deferred revenue	(487,834)	(302,843)
Ending Balance	$1,692,597	$1,021,991
Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancelable. Customers typically have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of April 30, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.4 billion. The Company expects to recognize approximately 64% of the remaining performance obligations in the 12 months following April 30, 2022 and 35% between 13 to 36 months, with the remainder to be recognized thereafter.
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
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to referral partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of 4 years while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of eight months and included in sales and marketing expense in the condensed consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the three months ended April 30, 2022 and April 30, 2021.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended April 30,
	2022	2021
Beginning balance	$319,180	$198,756
Capitalization of contract acquisition costs	51,354	36,400
Amortization of deferred contract acquisition costs	(37,592)	(24,376)
Ending balance	$332,942	$210,780

Deferred contract acquisition costs, current	$135,681	$85,388
Deferred contract acquisition costs, noncurrent	197,261	125,392
Total deferred contract acquisition costs	$332,942	$210,780
8. Commitments and Contingencies
Purchase Obligations
The Company enters into long-term non-cancelable agreements with providers to purchase data center capacity, such as bandwidth and colocation space, for the Company’s cloud platform. As of April 30, 2022, the Company is committed to spend $60.9 million on such agreements through fiscal 2030. These obligations are included in purchase obligations below.
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase products and services such as technology, equipment, office renovations, corporate events, and consulting services. A summary of non-cancelable purchase obligations in excess of one year as of April 30, 2022 with expected date of payment is as follows (in thousands):

Total Commitments
Fiscal 2023 (remaining nine months)	$66,342
Fiscal 2024	84,805
Fiscal 2025	29,597
Fiscal 2026	8,154
Fiscal 2027	3,695
Thereafter	1,405
Total purchase commitments	$193,998
In October 2021, the Company entered into a new private pricing addendum with Amazon Web Services (“AWS”), which provides the Company with cloud computing infrastructure. Under the new pricing addendum, the minimum commitment is $600.0 million of cloud services from AWS through September 2026. As of April 30, 2022, the Company had utilized $102.3 million of this commitment. The remaining commitment is excluded from the table above and the Company expects to meet its remaining commitment with AWS.

Letters of Credit
As of April 30, 2022 and January 31, 2022, the Company had an unused standby letter of credit for $0.4 million securing its facility in Sunnyvale, California. As of April 30, 2022 and January 31, 2022, the Company had an unused standby letter of credit for $0.8 million securing the facility housing its principal executive offices in Austin, Texas.
Litigation
In November 2016, Fair Isaac Corporation (“FICO”) filed a petition before the Trademark Trial and Appellate Board (“TTAB”) at the U.S. Patent and Trademark Office, seeking cancellation of the Company’s registration of its “CrowdStrike Falcon” trademark, and a notice of opposition of the Company’s trademark application for “Falcon OverWatch.” The Company denies that any of the relief FICO seeks is appropriate, and has itself moved to cancel, or in the alternative amend, FICO’s “Falcon” trademark registrations before the TTAB. The proceedings have been consolidated and are in the discovery phase. The Company is vigorously defending the case, but given the early stage, although a loss may reasonably be possible, the Company is unable to predict the likelihood of success of FICO’s claims or estimate a loss or range of loss. As a result, no material liability has been recorded as of April 30, 2022 or January 31, 2022.
In March 2022, Webroot, Inc. and Open Text, Inc. (collectively, “Webroot”) filed a lawsuit against the Company in federal court in the Western District of Texas alleging that certain of the Company’s products infringe six patents held by them. In the complaint, Webroot sought unspecified damages, attorneys’ fees and a permanent injunction. The Company intends to vigorously defend against them. As of April 30, 2022, the Company is unable to predict the likelihood of success of Webroot’s claims or estimate a loss or a range of loss.
In addition, the Company is involved in various other legal proceedings and subject to claims that arise in the ordinary course of business. For any claims for which the Company believes a liability is both probable and reasonably estimable, the Company records a liability in the period for which it makes this determination. There is no pending or threatened legal proceeding to which the Company is a party that, in the Company’s opinion, is likely to have a material adverse effect on its condensed consolidated financial statements; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on the Company’s business because of defense and settlement costs, diversion of management resources, and other factors. In addition, the costs of litigation and the timing of these costs from period to period are difficult to estimate, subject to change and could adversely affect the Company’s condensed consolidated financial statements.
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
The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of April 30, 2022 or January 31, 2022.

9. Acquisitions
Secure Circle, LLC
On November 29, 2021, the Company acquired 100% of the equity interest of Secure Circle, LLC (“SecureCircle”), a SaaS-based cybersecurity service that extends Zero Trust security to data on, from and to the endpoint. The acquisition has been accounted for as a business combination. The total consideration transferred was $60.8 million, which consisted solely of cash. The purchase price was allocated, on a preliminary basis, to identified intangible assets, which include developed technology and customer relationships of $18.3 million, net tangible assets acquired of $(0.6) million and goodwill of $43.1 million allocated to the Company’s one reporting unit, representing the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The goodwill was primarily attributable to the assembled workforce of SecureCircle, planned growth in new markets and synergies expected to be achieved from the integration of SecureCircle. Goodwill was deductible for income tax purposes.
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
The Company incurred an immaterial amount of acquisition costs during the three months ended April 30, 2022. The acquisition costs are recorded in general and administrative expenses on the Company’s condensed consolidated statement of operations.
The results of operations of SecureCircle have been included in the Company’s condensed consolidated financial statements from the date of acquisition. The acquisition of SecureCircle did not have a material impact on the Company’s condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
Humio Limited
On March 5, 2021, the Company acquired 100% of the equity interest of Humio Limited (“Humio”), a privately-held company that is a leading provider of high-performance cloud log management and observability technology. The total consideration transferred was $370.3 million which consisted of $353.8 million in cash, net of $12.5 million cash acquired, and $4.0 million representing the fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated to identified intangible assets, which include developed technology, customer relationships, and trade names, of $75.6 million, net tangible assets acquired of $3.4 million, and goodwill of $291.3 million allocated to the Company’s one reporting unit, representing the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The goodwill was primarily attributable to the assembled workforce of Humio, planned growth in new markets, and synergies expected to be achieved from the integration of Humio. Goodwill is not deductible for income tax purposes.
Per the terms of the share purchase agreement with Humio, certain unvested stock options held by Humio employees were canceled and exchanged for replacement stock options under the 2019 Plan. Additionally, certain shares of stock issued pursuant to share-based compensation awards to entities affiliated with certain Humio employees were exchanged for replacement RSAs of the Company, which are subject to future vesting. The portion of the fair value of the replacement equity awards associated with pre-acquisition service of Humio’s employees represented a component of the total purchase consideration. The remaining fair value of these issued awards is subject to the recipients’ continued service and thus were excluded from the purchase price. In addition, Humio employees were granted RSUs and PSUs under the 2019 Plan. The awards which are subject to continued service are recognized ratably as stock-based compensation expense over the requisite service period. The awards which are based on specified performance targets were recognized under the accelerated attribution method.

The following table sets forth the fair value of the identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful Life
		(in months)
Developed technology	$68,800	96
Customer relationships	5,400	96
Trade names	1,400	24
Total intangible assets acquired	$75,600
The Company incurred an immaterial amount of acquisition costs during the three months ended April 30, 2022. The acquisition costs are recorded in general and administrative expenses in the Company’s condensed consolidated statement of operations.
The results of operations of Humio have been included in the Company’s condensed consolidated financial statements from the date of acquisition. The acquisition of Humio did not have a material impact on the Company’s condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
10. Net Loss Per Share Attributable to Common Stockholders
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
The following table sets forth the computation of basic and diluted net loss per share attributable to CrowdStrike common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2022	2021
Numerator:
Net loss attributable to Class A and Class B CrowdStrike common stockholders	$(31,523)	$(85,049)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B of CrowdStrike common stockholders, basic and diluted	231,179	224,153
Net loss per share attributable to Class A and Class B CrowdStrike common stockholders, basic and diluted	$(0.14)	$(0.38)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	April 30, 2022	April 30, 2021
Shares of common stock subject to repurchase from outstanding stock options	132	458
RSUs and PSUs subject to future vesting	8,881	8,274
Shares of common stock issuable from stock options	3,518	5,912
Share purchase rights under the employee stock purchase plan	610	851
Potential common shares excluded from diluted net loss per share	13,141	15,495
The above table excludes founder holdbacks related to business combinations. A variable number of shares will be issued upon vesting to settle a fixed monetary amount of $14.8 million, which shares are contingent upon continued employment with the Company. The share price will be determined based on the Company’s average stock price or the volume weighted average stock price 5 days prior to each vesting date. As of April 30, 2022, 33,581 shares were issued to settle founder holdbacks at a weighted average price of $219.36 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading Special Note Regarding Forward-Looking Statements following the Table of Contents of this Quarterly Report on Form 10-Q. You should review the disclosure under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year end is January 31, and our fiscal quarters end on April 30, July 31, October 31, and January 31.
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
The following table sets forth the number of our subscription customers as of the dates presented:

	As of April 30,
	2022	2021
Subscription customers	17,945	11,420
Year-over-year growth	57%	82%
We added 1,620 net new subscription customers during the three months ended April 30, 2022, for a total of 17,945 subscription customers as of April 30, 2022, representing 57% growth year-over-year. We added 1,524 net new subscription customers in the three months ended April 30, 2021, including 119 from the acquisition of Humio, for a total of 11,420 subscription customers as of April 30, 2021, representing 82% growth year-over-year.

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
The following table sets forth our ARR as of the dates presented (dollars in thousands):

	As of April 30,
	2022	2021
Annual recurring revenue	$1,921,831	$1,193,889
Year-over-year growth	61%	74%
ARR grew to $1.9 billion as of April 30, 2022, of which $190.5 million was net new ARR added for the three months ended April 30, 2022. ARR grew to $1.2 billion as of April 30, 2021, of which $143.8 million was net new ARR added in the three months ended April 30, 2021, including $3.6 million from the acquisition of Humio.
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
Our dollar-based net retention rate was above 120% as of April 30, 2022. Our dollar-based net retention rate can fluctuate from period to period due to large customer contracts in a given period, which may reduce our dollar-based net retention rate in subsequent periods if the customer makes a larger upfront purchase and does not continue to increase purchases.
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
Provision for Income Taxes. Provision for income taxes consists of state income taxes in the United States, foreign income taxes, including taxes related to the intercompany sale of intellectual property from the Humio acquisition during the first quarter of fiscal 2022, and withholding taxes related to customer payments in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state and UK deferred tax assets that we have determined are not realizable on a more likely than not basis.
Net Income Attributable to Non-controlling Interest. Net income attributable to non-controlling interest consists of the Falcon Funds’ non-controlling interest share of mark-to-market gains and interest income from our strategic investments.

Results of Operations
The following tables set forth our condensed consolidated statements of operations for each period presented (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2022	2021
Revenue
Subscription	$459,822	$281,228	$178,594	64%
Professional services	28,012	21,615	6,397	30%
Total revenue	487,834	302,843	184,991	61%
Cost of revenue
Subscription	107,942	64,903	43,039	66%
Professional services	18,890	13,602	5,288	39%
Total cost of revenue	126,832	78,505	48,327	62%
Gross profit	361,002	224,338	136,664	61%
Operating expenses
Sales and marketing	193,532	135,131	58,401	43%
Research and development	123,399	78,180	45,219	58%
General and administrative	67,954	42,374	25,580	60%
Total operating expenses	384,885	255,685	129,200	51%
Loss from operations	(23,883)	(31,347)	7,464	(24)%
Interest expense	(6,298)	(6,230)	(68)	1%
Other income, net	3,212	4,768	(1,556)	(33)%
Loss before provision for income taxes	(26,969)	(32,809)	5,840	(18)%
Provision for income taxes	3,440	50,062	(46,622)	(93)%
Net loss	(30,409)	(82,871)	52,462	(63)%
Net income attributable to non-controlling interest	1,114	2,178	(1,064)	(49)%
Net loss attributable to CrowdStrike	$(31,523)	$(85,049)	$53,526	(63)%

The following table presents the components of our condensed consolidated statements of operations as a percentage of total revenue for the periods presented:

	Three Months Ended April 30,
	2022	2021
	%
Revenue
Subscription	94%	93%
Professional services	6%	7%
Total revenue	100%	100%
Cost of revenue
Subscription	22%	21%
Professional services	4%	4%
Total cost of revenue	26%	26%
Gross profit	74%	74%
Operating expenses
Sales and marketing	40%	45%
Research and development	25%	26%
General and administrative	14%	14%
Total operating expenses	79%	84%
Loss from operations	(5)%	(10)%
Interest expense	(1)%	(2)%
Other income, net	1%	2%
Loss before provision for income taxes	(6)%	(11)%
Provision for income taxes	1%	17%
Net loss	(6)%	(27)%
Net income attributable to non-controlling interest	—%	1%
Net loss attributable to CrowdStrike	(6)%	(28)%
Comparison of the Three Months Ended April 30, 2022 and 2021
Revenue
The following shows total revenue from subscriptions and professional services for the three months ended April 30, 2022 as compared to the three months ended April 30, 2021 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2022	2021
Subscription	$459,822	$281,228	$178,594	64%
Professional services	28,012	21,615	6,397	30%
Total revenue	$487,834	$302,843	$184,991	61%
Total revenue increased by $185.0 million, or 61%, for the three months ended April 30, 2022, compared to the three months ended April 30, 2021. Subscription revenue accounted for 94% of our total revenue for the three months ended April 30, 2022, and 93% of our total revenue for the three months ended April 30, 2021. Professional services revenue accounted for 6% of our total revenue for the three months ended April 30, 2022, and 7% of our total revenue for the three months ended April 30, 2021.

Subscription revenue increased by $178.6 million, or 64%, for the three months ended April 30, 2022, compared to the three months ended April 30, 2021, which was primarily driven by the addition of new customers and the sale of additional endpoints and modules to existing customers. As of April 30, 2022, we had a total of 17,945 subscription customers, which represents 57% growth from April 30, 2021.
Professional services revenue increased by $6.4 million, or 30%, for the three months ended April 30, 2022, compared to the three months ended April 30, 2021, which was primarily attributable to an increase in the number of professional service hours performed and an increase in services offerings that are not based on billable hours.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the three months ended April 30, 2022 as compared to the three months ended April 30, 2021 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2022	2021
Subscription	$107,942	$64,903	$43,039	66%
Professional services	18,890	13,602	5,288	39%
Total cost of revenue	$126,832	$78,505	$48,327	62%
Total cost of revenue increased by $48.3 million, or 62%, for the three months ended April 30, 2022, compared to the three months ended April 30, 2021. Subscription cost of revenue increased by $43.0 million, or 66%, for the three months ended April 30, 2022, compared to the three months ended April 30, 2021. The increase in subscription cost of revenue was primarily due to an increase in cloud hosting and related services cost of $22.8 million driven by increased customer activity, an increase in employee-related expenses of $9.7 million driven by a 45% increase in average headcount, an increase in stock-based compensation expense of $2.3 million, an increase in depreciation of data center equipment of $2.0 million, an increase in allocated overhead costs of $1.8 million, an increase in depreciation of internal-use software of $1.8 million and an increase in amortization of intangible assets of $1.4 million.
Professional services cost of revenue increased by $5.3 million, or 39%, for the three months ended April 30, 2022, compared to the three months ended April 30, 2021. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $3.0 million driven by an increase in average headcount of 41%, an increase in stock-based compensation expense of $1.0 million and an increase in consulting expense of $0.8 million.
The following shows gross profit and gross margin for subscriptions and professional services for the three months ended April 30, 2022 as compared to the three months ended April 30, 2021 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2022	2021
Subscription gross profit	$351,880	$216,325	$135,555	63%
Professional services gross profit	9,122	8,013	1,109	14%
Total gross profit	$361,002	$224,338	$136,664	61%

	Three Months Ended April 30,		Change %
	2022	2021
Subscription gross margin	77%	77%	—%
Professional services gross margin	33%	37%	(4)%
Total gross margin	74%	74%	—%
Subscription gross margin was relatively flat for the three months ended April 30, 2022, compared to the three months ended April 30, 2021.

Professional services gross margin decreased by 4% for the three months ended April 30, 2022, compared to the three months ended April 30, 2021. The decrease in professional services gross margin was primarily due higher employee-related expenses and higher stock-based compensation during the three months ended April 30, 2022 compared to the three months ended April 30, 2021, partially offset with an increase in the number of professional service hours performed and increase in services offerings that are not based on billable hours.
Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the three months ended April 30, 2022 as compared to the three months ended April 30, 2021 (in thousands, except percentage):

	Three Months Ended April 30,		Change $	Change %
	2022	2021
Sales and marketing expenses	$193,532	$135,131	$58,401	43%
Sales and marketing expenses increased by $58.4 million, or 43%, for the three months ended April 30, 2022, compared to the three months ended April 30, 2021. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $31.0 million driven by a 37% increase in average headcount, an increase in stock-based compensation of $9.3 million, an increase in marketing programs of $5.3 million, an increase in company events expenses of $4.3 million and an increase in allocated overhead costs of $3.6 million during the three months ended April 30, 2022.
Research and Development
The following shows research and development expenses for the three months ended April 30, 2022 as compared to the three months ended April 30, 2021 (in thousands, except percentage):

	Three Months Ended April 30,		Change $	Change %
	2022	2021
Research and development expenses	$123,399	$78,180	$45,219	58%
Research and development expenses increased by $45.2 million, or 58%, for the three months ended April 30, 2022, compared to the three months ended April 30, 2021. This increase was primarily due to an increase in employee-related expenses of $21.7 million driven by a 50% increase in average headcount, an increase in stock-based compensation of $16.2 million, and an increase in allocated overhead costs of $3.6 million.
General and Administrative
The following shows general and administrative expenses for the three months ended April 30, 2022 as compared to the three months ended April 30, 2021 (in thousands, except percentage):

	Three Months Ended April 30,		Change $	Change %
	2022	2021
General and administrative expenses	$67,954	$42,374	$25,580	60%
General and administrative expenses increased by $25.6 million, or 60%, for the three months ended April 30, 2022, compared to the three months ended April 30, 2021. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $19.3 million, an increase in employee-related expenses of $4.8 million driven by a 50% increase in average headcount, an increase in allocated overhead costs of $1.1 million, an increase in tax and licenses expense of $0.9 million, and an increase in corporate insurance costs of $0.7 million, partially offset by a decrease in consulting expenses of $3.9 million during the three months ended April 30, 2022.
Interest Expense and Other Income, Net
The following shows Interest expense and Other income, net, for the three months ended April 30, 2022 as compared to the three months ended April 30, 2021 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2022	2021
Interest expense	$(6,298)	$(6,230)	$(68)	1%
Other income, net	$3,212	$4,768	$(1,556)	(33)%
Interest expense consists primarily of interest expense from the amortization of debt issuance costs, contractual interest expense and accretion of debt discount for our Senior Notes issued in January 2021.
The decrease in other income, net was primarily due to $2.2 million mark-to-market adjustments for our strategic investments during the three months ended April 30, 2022 compared to $4.3 million during the three months ended April 30, 2021, partially offset by an increase of $0.7 million in interest income.
Provision for Income Taxes
The following shows the provision for income taxes for the three months ended April 30, 2022 as compared to the three months ended April 30, 2021 (in thousands, except percentage):

	Three Months Ended April 30,		Change $	Change %
	2022	2021
Provision for income taxes	$3,440	$50,062	$(46,622)	(93)%
The decrease in provision for income taxes of $46.6 million during the three months ended April 30, 2022 was primarily driven by the intercompany sale of intellectual property from Humio during the three months ended April 30, 2021.
Liquidity and Capital Resources
Our primary sources of liquidity as of April 30, 2022, consisted of: (i) $2.2 billion in cash and cash equivalents, (ii) cash we expect to generate from operations, and (iii) available capacity under our $750.0 million senior secured revolving credit facility (the “A&R Credit Agreement”). We expect that the combination of our existing cash and cash equivalents, cash flows from operations, and the A&R Credit Agreement will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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
Since our inception, we have generated operating losses, as reflected in our accumulated deficit of $996.4 million as of April 30, 2022. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to continue to make, particularly in sales and marketing and research and development. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2022, we had deferred revenue of $1.7 billion, of which $1.2 billion was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended April 30,
	2022	2021
Net cash provided by operating activities	$214,957	$147,533
Net cash used in investing activities	(60,950)	(384,946)
Net cash provided by financing activities	4,568	2,609
Operating Activities
Net cash provided by operating activities during the three months ended April 30, 2022 was $215.0 million, which resulted from a net loss of $30.4 million, adjusted for non-cash charges of $163.0 million and net cash inflow of $82.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $102.5 million in stock-based compensation expense, $37.6 million of amortization of deferred contract acquisition costs, $16.3 million of depreciation and amortization, $4.1 million of amortization for intangibles assets, $2.2 million of non-cash operating lease costs and $1.8 million change in deferred income taxes, partially offset by $2.2 million change in the fair value of strategic investments. The net cash inflow from changes in operating assets and liabilities was primarily due to a $163.3 million increase in deferred revenue, a $13.2 million increase in accrued payroll and benefits, and a $4.2 million decrease in prepaid expenses and other assets, partially offset by a $51.4 million increase in deferred contract acquisition costs, a $36.4 million decrease in accounts payable, a $7.3 million decrease in accrued expenses and other liabilities, a $2.2 million decrease in operating lease liabilities noncurrent, and a $1.1 million increase in accounts receivable, net.
Investing Activities
Net cash used in investing activities of $61.0 million during the three months ended April 30, 2022 was primarily due to purchases of property and equipment of $52.2 million, capitalized internal-use software and website development costs of $5.2 million, and purchase of strategic investments of $2.8 million.
Financing Activities
Net cash provided by financing activities of $4.6 million during the three months ended April 30, 2022 was primarily due to our proceeds from the exercise of stock options of $3.1 million and $1.5 million capital contributions from non-controlling interest holders.
Supplemental Guarantor Financial Information
Our Senior Notes are guaranteed on a senior, unsecured basis by CrowdStrike, Inc., a wholly owned subsidiary of CrowdStrike Holdings, Inc. (the “subsidiary guarantor,” and together with CrowdStrike Holdings, Inc., the “Obligor Group”). The guarantee is full and unconditional, and is subject to certain conditions for release. See Note 4, “Debt”, in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a brief description of the Senior Notes.
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
Summarized financial information is presented below for the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group and equity in the earnings from and investments in any non-guarantor subsidiary. The revenue amounts presented in the summarized financial information include all of our consolidated revenue, and there are no intercompany revenue from the non-guarantor subsidiaries. This summarized financial information has been prepared and presented pursuant to Regulation S-X Rule 13-01, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP.

Statement of Operations	Three Months Ended April 30, 2022
(in thousands)
Revenue	$487,834
Cost of revenue	135,595
Operating expenses	390,297
Loss from operations	(38,057)
Net loss	(45,248)
Net loss attributable to CrowdStrike	(45,248)

Balance Sheets	April 30, 2022	January 31, 2022

	(in thousands)
Current assets (excluding intercompany receivables from non-Guarantors)	$2,658,366	$2,499,941
Intercompany receivables from non-Guarantors	8,623	11,900
Noncurrent assets	1,249,713	1,201,620
Current liabilities	1,451,442	1,363,873
Noncurrent liabilities (excluding intercompany payable to non-Guarantors)	1,215,021	1,165,807
Intercompany payable to non-Guarantors	263,065	276,919
Strategic Investments
In July 2019, we agreed to commit up to $10.0 million to a newly formed entity, CrowdStrike Falcon Fund LLC (the “Original Falcon Fund”) in exchange for 50% of the sharing percentage of any distribution by the Original Falcon Fund. In December 2021, we agreed to commit an additional $50.0 million to a newly formed entity, CrowdStrike Falcon Fund II LLC (“Falcon Fund II”) in exchange for 50% of the sharing percentage of any distribution by the Falcon Fund II. Further, entities associated with Accel also agreed to commit up to $10.0 million and $50.0 million, respectively, to the Original Falcon Fund and the Falcon Fund II (collectively, the “Falcon Funds”), and collectively own the remaining 50% of the sharing percentage of the Falcon Funds. Both Falcon Funds are in the business of purchasing, selling and investing in minority equity and convertible debt securities of privately-held companies that develop applications that have potential for substantial contribution to us and our platform. We are the manager of the Falcon Funds and control their investment decisions and day-to-day operations and accordingly have consolidated each of the Falcon Funds. Each Falcon Fund has a duration of ten years and may be extended for three additional years. At dissolution, the Falcon Funds will be liquidated and the remaining assets will be distributed to the investors based on their respective sharing percentage.
Contractual Obligations and Commitments
Contractual Obligations
During the three months ended April 30, 2022, there were no significant changes to our contractual obligations under our non-cancelable real estate arrangements or our debt obligations related to the Senior Notes, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
We have non-cancelable data center commitments totaling $74.3 million as of April 30, 2022, of which $60.9 million is due in more than 12 months. We also have non-cancelable purchase commitments with various parties to purchase products and services entered in the normal course of business totaling $141.4 million as of April 30, 2022, of which $133.1 million is due in more than 12 months. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
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

Other Obligations
In October 2021, we entered into a new private pricing addendum with Amazon Web Services (“AWS”), which provides us with cloud computing infrastructure. Under the new pricing addendum, we committed to purchase a minimum of $600.0 million of cloud services from AWS through September 2026. As of April 30, 2022, we have utilized $102.3 million of this commitment. We expect to meet our remaining commitment with AWS.
As of April 30, 2022, our unrecognized tax benefits included $2.4 million which were classified as long-term liabilities due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits.
Indemnification
Our subscription agreements contain standard indemnification obligations. Pursuant to these agreements, we will indemnify, defend, and hold the other party harmless with respect to a claim, suit, or proceeding brought against the other party by a third party alleging that our intellectual property infringes upon the intellectual property of the third party, or results from a breach of our representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. Typically, these indemnification provisions do not provide for a maximum potential amount of future payments we could be required to make. However, in the past we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheets as of April 30, 2022 or January 31, 2022.

We also agreed to indemnify our directors and certain executive officers for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited. However, our director and officer liability insurance policy mitigates our exposure. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheets as of April 30, 2022 or January 31, 2022.
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

There have been no significant changes in our critical accounting policies and estimates during the three months ended April 30, 2022, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on March 16, 2022.
Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice our customers at contract signing prior to commencement of subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. As of April 30, 2022, we had backlog of approximately $662.1 million. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.

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
Employees
As of April 30, 2022, we had 5,505 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Corporate Information
Our principal executive offices are located at 206 E. 9th Street, Suite 1400, Austin, Texas 78701 and our telephone number is (888) 512-8906. Our website address is www.crowdstrike.com. Information contained on, or that can be accessed through, our website does not constitute part of this Quarterly Report on Form 10-Q.
Recently Issued Accounting Pronouncements
See Note 1, “Description of Business and Significant Accounting Policies”, of our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, for more information about the impact of certain recent accounting pronouncements on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of business.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in bank deposits and money market funds. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of April 30, 2022, we had cash and cash equivalents of $2.2 billion and no marketable securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, the effect of a hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our portfolio as of April 30, 2022. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to our revolving credit facility and the Senior Notes. The interest on the revolving credit facility is tied to short term interest rate benchmarks including the Term SOFR. The interest rate on the Senior Notes is fixed.
Foreign Currency Risk
To date, nearly all of our sales contracts have been denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Australian Dollar, and Euro. The functional currency of our foreign subsidiaries is that country’s local currency. Foreign currency transaction gains and losses are recorded to Other income (expense), net. A hypothetical 10% adverse change in the U.S. dollar against other currencies would have resulted in an increase in operating loss of approximately $11.6 million and $6.5 million for the three months ended April 30, 2022 and April 30, 2021, respectively. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Inflation Rate Risk
We do not believe that inflation had a material effect on our business, financial conditions or results of operations during the three months ended April 30, 2022. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2022. Based on the evaluation of our disclosure controls and procedures as of April 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are currently a party to, and may from time to time in the future be involved in, various litigation matters and subject to claims that arise in the ordinary course of business, including claims asserted by third parties in the form of letters and other communications. For information regarding legal proceedings and other claims in which we are involved, see Note 8, “Commitments and Contingencies” in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
For any claims for which we believe a liability is both probable and reasonably estimable, we record a liability in the period for which it makes this determination. There is no pending or threatened legal proceeding to which we are a party that, in our opinion, is likely to have a material adverse effect on our business and our condensed consolidated financial statements; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources, and other factors. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our condensed consolidated financial statements.
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
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from 2,309 employees as of January 31, 2020, to 5,505 employees as of April 30, 2022. Although we have experienced rapid growth historically, we may not sustain our current growth rates and our investments to support our growth may not be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:

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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced net losses of $234.8 million, $92.6 million, and $141.8 million for fiscal 2022, fiscal 2021, and fiscal 2020, respectively. As of April 30, 2022, we had an accumulated deficit of $996.4 million. While we have experienced significant growth in revenue in recent periods, we cannot assure you when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our total revenue or improvements in our results of operations. We also have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
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
Moreover, as our cloud native security platform is adopted by an increasing number of enterprises and governments, individuals and organizations behind advanced cyberattacks may intensify their efforts to defeat our security platform. If this happens, our systems and subscription customers could be specifically targeted by attackers and could result in vulnerabilities in our platform or undermine the market acceptance of our Falcon platform and could adversely affect our reputation as a provider of security solutions. Because we host customer data on our cloud platform, which in some cases may contain personally-identifiable information or potentially confidential information, a security compromise, or an accidental or intentional misconfiguration or malfunction of our platform could result in personally-identifiable information and other customer data being accessible such as to attackers or to other customers. Further, if a high profile security breach occurs with respect to another next-

generation or cloud-based security system, our customers and potential customers may lose trust in cloud solutions generally, and cloud-based security solutions such as ours in particular.
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
In addition, while we maintain insurance policies that may cover certain liabilities in connection with a cybersecurity incident, we cannot be certain that our insurance coverage will be adequate for liabilities actually incurred, that insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-

insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.
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
We derived approximately 26%, 28%, 28% and 29% of our total revenue from our international customers for fiscal 2020, fiscal 2021, fiscal 2022 and the three months ended April 30, 2022, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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

Claims by others that we infringe their proprietary technology or other intellectual property rights could harm our business. A number of companies in our industry hold a large number of patents and also protect their copyright, trade secret and other intellectual property rights, and companies in the networking and security industry frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. For example, in March 2022, Webroot, Inc. and Open Text, Inc. filed a lawsuit against us alleging that certain of our products infringe on patents held by them. As we face increasing competition and grow, the possibility of intellectual property rights claims against us also grows. In addition, to the extent we hire personnel from competitors, we may be subject to allegations that such personnel have divulged proprietary or other confidential information to us. From time to time, third parties have in the past and may in the future assert claims of infringement of intellectual property rights against us. For example, we are currently involved in proceedings before the Trademark Trial and Appeal Board at the U.S. Patent and Trademark Office regarding our U.S. trademark registrations for CrowdStrike Falcon and our U.S. application to register our Falcon OverWatch trademark. Fair Isaac Corporation, or FICO, petitioned to cancel our trademark registrations and opposed our application. If the appeal board were to find against us, it would cancel our trademark registrations for CrowdStrike Falcon and reject our application to register Falcon OverWatch. If FICO were to file an infringement action in court and if we do not prevail in that action, we could ultimately be required to change the names of our solutions, which would force us to incur significant marketing expense in establishing an alternative brand to our existing Falcon brand. We cannot assure you that we will be successful in these rebranding efforts.
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

Recent legal developments in the European Economic Area (“EEA”), including recent rulings from the Court of Justice of the European Union and from various EU member state data protection authorities, have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA, including in the context of Website cookies. Similar complexities and uncertainties also apply to transfers from the U.K. to third countries. While we have taken steps to mitigate the impact on us, such as implementing the European Commission’s standard contractual clauses (“SCCs”), the efficacy and longevity of these mechanisms remains uncertain. Moreover, on June 4, 2021, the European Commission adopted new SCCs, which impose on companies additional obligations relating to personal data transfers out of the EEA, including the obligation to update internal privacy practices, conduct transfer impact assessments and, as required, to implement additional security measures. The new SCCs may increase the legal risks and liabilities under EU laws associated with cross-border data transfers, and result in material increased compliance and operational costs. The EU has also proposed new legislation that would regulate non-personal data. If we are otherwise unable to transfer data, including personal data, between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. While we have implemented new controls and procedures to comply with the requirements of the GDPR, U.K. GDPR and the data privacy and security laws of other jurisdictions in which we operate, such procedures and controls may not be effective in ensuring compliance or preventing unauthorized transfers of personal data.
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
Sales of a substantial number of shares of our Class A common stock in the public market, including shares of Class A stock that have been converted from shares of Class B common stock, and particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock. As of May 31, 2022, we had 213,418,697 shares of Class A common stock outstanding and 18,652,968 shares of Class B common stock outstanding.
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
As of April 30, 2022, our executive officers, directors, one of our current stockholders and its respective affiliates held, in aggregate, 46% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale or other liquidity event and might ultimately affect the market price of our common stock.
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
As of April 30, 2022, we had $750.0 million of indebtedness outstanding (excluding intercompany indebtedness) and there is additional availability under our revolving facility of up to $750.0 million (excluding issued but undrawn letters of credit). Our indebtedness could have important consequences, including:
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
In addition, the Organization for Economic Cooperation and Development (“OECD”) has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. A significant majority of countries in the OECD’s Inclusive Framework have agreed in principle to a proposed solution to address the tax challenges arising from the digitalization of the economy. Most recently, 137 jurisdictions joined a two-pillar plan to reform international taxation rules and ensure that multinational enterprises pay a fair share of tax wherever they operate. The first pillar is focused on the allocation of taxing rights between countries for in-scope multinational enterprises that sell goods and services into countries with little or no local physical presence and is intended to apply to multinational enterprises with global turnover above 20 billion euro. The second pillar is focused on developing a global minimum tax rate of at least 15 percent applicable to in-scope multinational enterprises and is intended to apply to multinational enterprises with annual consolidated group revenue in excess of 750 million euro. While substantial work remains to be completed by the OECD and national governments on the implementation of these proposals, future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. The OECD’s proposed solution envisages new international tax rules and the removal of all Digital Services Taxes (“DST”). Notwithstanding this, some countries, in the European Union and beyond, continue to operate a DST regime to capture tax revenue on digital services more immediately. Such laws may increase our tax obligations in those countries or change the manner in which we operate our business.
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
None.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on the day of June 3, 2022.

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere Chief Financial Officer (Principal Financial Officer)

By:	/s/ Anurag Saha
Anurag Saha Chief Accounting Officer (Principal Accounting Officer)