Form 10-Q
period 2022-07-31
CrowdStrike Holdings, Inc.
filed 2022-08-31
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑
As of August 19, 2022, the number of shares of the registrant’s Class A common stock outstanding was 214,833,517, and the number of shares of the registrant’s Class B common stock outstanding was 18,546,987.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CrowdStrike Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	July 31,	January 31,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$2,318,858	$1,996,633
Accounts receivable, net of allowance for credit losses of $1.8 million and $1.6 million as of July 31, 2022 and January 31, 2022, respectively	418,799	368,145
Deferred contract acquisition costs, current	148,125	126,822
Prepaid expenses and other current assets	90,198	79,352
Total current assets	2,975,980	2,570,952
Strategic investments	35,585	23,632
Property and equipment, net	383,012	260,577
Operating lease right-of-use assets	28,463	31,735
Deferred contract acquisition costs, noncurrent	202,441	192,358
Goodwill	416,066	416,445
Intangible assets, net	89,840	97,336
Other long-term assets	22,849	25,346
Total assets	$4,154,236	$3,618,381
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,817	$47,634
Accrued expenses	101,181	83,382
Accrued payroll and benefits	102,687	104,563
Operating lease liabilities, current	10,316	9,820
Deferred revenue	1,363,558	1,136,502
Other current liabilities	17,691	24,929
Total current liabilities	1,649,250	1,406,830
Long-term debt	740,261	739,517
Deferred revenue, noncurrent	480,594	392,819
Operating lease liabilities, noncurrent	21,340	25,379
Other liabilities, noncurrent	19,444	16,193
Total liabilities	2,910,889	2,580,738
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of July 31, 2022 and January 31, 2022; no shares issued and outstanding as of July 31, 2022 and January 31, 2022.	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of July 31, 2022 and January 31, 2022; 214,821 shares and 209,996 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively; Class B common stock, $0.0005 par value; 300,000 shares authorized as of July 31, 2022 and January 31, 2022; 18,547 shares and 20,710 shares issued and outstanding as of July 31, 2022 and January 31, 2022, respectively.	116	115
Additional paid-in capital	2,276,704	1,991,807
Accumulated deficit	(1,045,726)	(964,918)
Accumulated other comprehensive loss	(5,675)	(1,240)
Total CrowdStrike Holdings, Inc. stockholders’ equity	1,225,419	1,025,764
Non-controlling interest	17,928	11,879
Total stockholders’ equity	1,243,347	1,037,643
Total liabilities and stockholders’ equity	$4,154,236	$3,618,381
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue
Subscription	$506,199	$315,836	$966,021	$597,064
Professional services	28,954	21,854	56,966	43,469
Total revenue	535,153	337,690	1,022,987	640,533

Cost of revenue
Subscription	120,087	75,993	228,029	140,896
Professional services	20,480	14,439	39,370	28,041
Total cost of revenue	140,567	90,432	267,399	168,937

Gross profit	394,586	247,258	755,588	471,596

Operating expenses
Sales and marketing	224,766	153,861	418,298	288,992
Research and development	137,864	90,455	261,263	168,635
General and administrative	80,263	50,345	148,217	92,719
Total operating expenses	442,893	294,661	827,778	550,346

Loss from operations	(48,307)	(47,403)	(72,190)	(78,750)
Interest expense	(6,335)	(6,296)	(12,633)	(12,526)
Other income, net	11,107	619	14,319	5,387

Loss before provision for income taxes	(43,535)	(53,080)	(70,504)	(85,889)

Provision for income taxes	4,778	4,238	8,218	54,300

Net loss	(48,313)	(57,318)	(78,722)	(140,189)
Net income attributable to non-controlling interest	972	—	2,086	2,178
Net loss attributable to CrowdStrike	$(49,285)	$(57,318)	$(80,808)	$(142,367)

Net loss per share attributable to CrowdStrike common stockholders, basic and diluted	$(0.21)	$(0.25)	$(0.35)	$(0.63)

Weighted-average shares used in computing net loss per share attributable to CrowdStrike common stockholders, basic and diluted	232,554	226,362	231,850	225,276
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net loss	$(48,313)	$(57,318)	$(78,722)	$(140,189)
Other comprehensive loss:
Foreign currency translation adjustments	(1,487)	(567)	(4,435)	(769)
Other comprehensive loss	(1,487)	(567)	(4,435)	(769)
Less: Comprehensive income attributable to non-controlling interest	972	—	2,086	2,178
Total comprehensive loss attributable to CrowdStrike	$(50,772)	$(57,885)	$(85,243)	$(143,136)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended July 31, 2022 and 2021
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at April 30, 2022	232,018	$116	$2,103,054	$(996,441)	$(4,188)	$14,456	$1,116,997
Issuance of common stock upon exercise of options	226	—	1,814	—	—	—	1,814
Issuance of common stock under RSU and PSU release	852	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	263	—	34,445	—	—	—	34,445
Vesting of early exercised options	—	—	735	—	—	—	735
Issuance of common stock for founders holdbacks related to acquisitions	9	—	1,422	—	—	—	1,422
Stock-based compensation expense	—	—	129,783	—	—	—	129,783
Capitalized stock-based compensation	—	—	5,451	—	—	—	5,451
Net income (loss)	—	—	—	(49,285)	—	972	(48,313)
Non-controlling interest	—	—	—	—	—	2,500	2,500
Other comprehensive loss	—	—	—	—	(1,487)	—	(1,487)
Balances at July 31, 2022	233,368	$116	$2,276,704	$(1,045,726)	$(5,675)	$17,928	$1,243,347

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at April 30, 2021	225,743	$113	$1,662,199	$(815,165)	$2,117	$4,133	$853,397
Issuance of common stock upon exercise of options	992	1	6,461	—	—	—	6,462
Issuance of common stock under RSU release	728	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	689	—	27,452	—	—	—	27,452
Vesting of early exercised options	—	—	797	—	—	—	797
Stock-based compensation expense	—	—	75,364	—	—	—	75,364
Capitalized stock-based compensation	—	—	2,814	—	—	—	2,814
Net loss	—	—	—	(57,318)	—	—	(57,318)
Non-controlling interest	—	—	—	—	—	3,000	3,000
Other comprehensive loss	—	—	—	—	(567)	—	(567)
Balances at July 31, 2021	228,152	$114	$1,775,087	$(872,483)	$1,550	$7,133	$911,401
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Six Months Ended July 31, 2022 and 2021
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2022	230,706	$115	$1,991,807	$(964,918)	$(1,240)	$11,879	$1,037,643
Issuance of common stock upon exercise of options	633	1	4,918	—	—	—	4,919
Issuance of common stock under RSU and PSU release	1,738	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	263	—	34,445	—	—	—	34,445
Vesting of early exercised options	—	—	1,470	—	—	—	1,470
Issuance of common stock for founders holdbacks related to acquisitions	28	—	5,126	—	—	—	5,126
Stock-based compensation expense	—	—	230,559	—	—	—	230,559
Capitalized stock-based compensation	—	—	8,379	—	—	—	8,379
Net income (loss)	—	—	—	(80,808)	—	2,086	(78,722)
Non-controlling interest	—	—	—	—	—	3,963	3,963
Other comprehensive loss	—	—	—	—	(4,435)	—	(4,435)
Balances at July 31, 2022	233,368	$116	$2,276,704	$(1,045,726)	$(5,675)	$17,928	$1,243,347

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2021	223,724	$112	$1,598,259	$(730,116)	$2,319	$1,300	$871,874
Issuance of common stock upon exercise of options	1,761	2	10,214	—	—	—	10,216
Issuance of common stock under RSU release	1,921	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	689	—	27,452	—	—	—	27,452
Issuance of common stock related to early exercised options	57	—	—	—	—	—	—
Vesting of early exercised options	—	—	1,594	—	—	—	1,594
Stock-based compensation expense	—	—	129,010	—	—	—	129,010
Capitalized stock-based compensation	—	—	4,547	—	—	—	4,547
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	4,011	—	—	—	4,011
Net loss	—	—	—	(142,367)	—	2,178	(140,189)
Non-controlling interest	—	—	—	—	—	3,655	3,655
Other comprehensive loss	—	—	—	—	(769)	—	(769)
Balances at July 31, 2021	228,152	$114	$1,775,087	$(872,483)	$1,550	$7,133	$911,401
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2022	2021
Operating activities
Net loss	$(78,722)	$(140,189)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,146	24,969
Amortization of intangible assets	8,192	5,735
Amortization of deferred contract acquisition costs	77,554	50,419
Non-cash operating lease cost	4,524	4,469
Stock-based compensation expense	234,044	130,649
Deferred income taxes	1,604	(967)
Non-cash interest expense	1,366	1,199
Change in fair value of strategic investments	(4,128)	(4,356)
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable, net	(50,728)	(23,903)
Deferred contract acquisition costs	(108,940)	(87,576)
Prepaid expenses and other assets	(10,938)	(46,687)
Accounts payable	794	5,383
Accrued expenses and other liabilities	5,723	67,290
Accrued payroll and benefits	245	22,853
Operating lease liabilities	(4,704)	(5,022)
Deferred revenue	314,831	251,742
Net cash provided by operating activities	424,863	256,008
Investing activities
Purchases of property and equipment	(118,339)	(55,793)
Capitalized internal-use software and website development costs	(13,235)	(9,273)
Purchase of strategic investments	(7,825)	(7,309)
Business acquisitions, net of cash acquired	—	(353,746)
Purchase of intangible assets	(700)	—
Net cash used in investing activities	(140,099)	(426,121)
Financing activities
Payment of debt issuance costs related to revolving line of credit	—	(219)
Payment of debt issuance costs related to Senior Notes	—	(1,581)
Proceeds from issuance of common stock upon exercise of stock options	4,919	9,492
Proceeds from issuance of common stock under the employee stock purchase plan	34,445	27,452
Capital contributions from non-controlling interest holders	3,963	3,655
Net cash provided by financing activities	43,327	38,799
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(4,330)	(243)
Net increase (decrease) in cash, cash equivalents and restricted cash	323,761	(131,557)
Cash, cash equivalents and restricted cash at beginning of period	1,996,633	1,918,608
Cash, cash equivalents and restricted cash at end of period	$2,320,394	$1,787,051
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$2,318,858	$1,787,051
Restricted cash included in prepaid expenses and other assets	1,536	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$2,320,394	$1,787,051
Supplemental disclosure of cash flow information:
Interest paid	$11,289	$78
Income taxes paid, net of refunds received	4,967	2,337
Supplemental disclosure of non-cash investing and financing activities:
Net increase in property and equipment included in accounts payable and accrued expenses	18,810	4,480
Vesting of early exercised stock options	1,470	1,594
Equity consideration for acquisitions	—	4,011
Operating lease liabilities arising from obtaining operating right of-use assets	2,130	3,121
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2022, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. Certain prior year amounts in the condensed consolidated statements of cash flows were reclassified to conform to the current period presentation. These reclassifications had no effect on net cash provided by (used in) operating, investing, and financing activities and cash and cash equivalent amounts. The results of operations for the three and six months ended July 31, 2022 are not necessarily indicative of the results to be expected for the year ending January 31, 2023 or for any other interim period or for any other future year.
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
Channel partners or direct customers who represented 10% or more of the Company’s accounts receivable were as follows:

	July 31, 2022	January 31, 2022
Channel partner A	10%	9%
Customer A	—%	10%
There were no direct customers or channel partners who represented 10% or more of the Company’s total revenue during the three and six months ended July 31, 2022 and July 31, 2021.
Significant Accounting Policies
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and six months ended July 31, 2022.
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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	July 31, 2022				January 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (1)
Money market funds	$84,979	$—	$—	$84,979	$300,027	$—	$—	$300,027
Total assets	$84,979	$—	$—	$84,979	$300,027	$—	$—	$300,027
__________________________________
(1)Included in “Cash and cash equivalents” on the condensed consolidated balance sheets.
There were no transfers between the levels of the fair value hierarchy during the periods presented.
The following summarizes the net carrying value of the strategic investments, which are Level 3 within the fair value hierarchy (in thousands):

	July 31, 2022	January 31, 2022
Total initial cost	$26,634	$18,809
Unrealized gains due to changes in fair value	8,951	4,823
Carrying value	$35,585	$23,632
3. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2022	January 31, 2022
Data center and other computer equipment	$231,789	$198,297
Capitalized internal-use software and website development costs	86,640	70,476
Leasehold improvements	21,834	22,029
Purchased software	5,842	5,232
Furniture and equipment	7,151	7,291
Construction in process	203,718	99,030
	556,974	402,355
Less: Accumulated depreciation and amortization	(173,962)	(141,778)
Property and equipment, net	$383,012	$260,577
Construction in process mainly includes data center equipment purchased that has not yet been placed in service. Data center equipment that was purchased but not yet been placed into service was $183.8 million as of July 31, 2022.
Depreciation and amortization expense of property and equipment was $17.8 million and $12.7 million during the three months ended July 31, 2022 and July 31, 2021, respectively, and $34.1 million and $24.7 million during the six months ended July 31, 2022 and July 31, 2021, respectively.
There was no impairment of property and equipment during the three and six months ended July 31, 2022 and July 31, 2021. The Company capitalized $13.5 million and $7.6 million in internal-use software and website development costs during the three months ended July 31, 2022 and July 31, 2021, respectively, and $21.6 million and $13.8 million during the six months ended July 31, 2022 and July 31, 2021, respectively. Amortization expense associated with internal-use software and website development costs totaled $4.9 million and $2.8 million during the three months ended July 31, 2022 and July 31, 2021, respectively, and $9.2 million and $5.3 million during the six months ended July 31, 2022 and July 31, 2021, respectively. The net book value of capitalized internal-use software and website development costs was $51.0 million and $38.6 million as of July 31, 2022 and January 31, 2022, respectively.
Intangible Assets, Net
Total intangible assets, net consisted of the following (dollars in thousands):

	July 31, 2022			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$97,605	$18,773	$78,832	74
Customer relationships	11,994	2,878	9,116	67
Other acquired intangible assets	3,087	1,195	1,892	150
Total	$112,686	$22,846	$89,840

	January 31, 2022			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$97,668	$12,000	$85,668	79
Customer relationships	12,045	1,973	10,072	72
Other acquired intangible assets	2,397	801	1,596	89
Total	$112,110	$14,774	$97,336
Amortization expense of intangible assets was $4.1 million and $3.3 million during the three months ended July 31, 2022 and July 31, 2021, respectively, and $8.2 million and $5.7 million during the six months ended July 31, 2022 and July 31, 2021, respectively.
The estimated aggregate future amortization expense of intangible assets as of July 31, 2022 is as follows (in thousands):

Total
Fiscal 2023 (remaining six months)	$8,150
Fiscal 2024	15,631
Fiscal 2025	15,547
Fiscal 2026	14,460
Fiscal 2027	12,267
Thereafter	23,785
Total amortization expense	$89,840
The developed technology, customer relationships, and other acquired intangible assets are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging from 2 to 20 years.
Goodwill
The changes in goodwill during the six months ended July 31, 2022 consisted of the following (in thousands):

Amounts
Goodwill as of January 31, 2022	$416,445
Goodwill adjustment for the SecureCircle acquisition	81
Foreign currency translation	(460)
Goodwill as of July 31, 2022	$416,066

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	July 31, 2022	January 31, 2022
Web hosting services	$24,799	$23,711
Accrued purchases of property and equipment	24,145	10,878
Other accrued expenses	17,043	21,154
Accrued marketing	15,810	9,801
Accrued interest expense	10,375	10,375
Accrued consulting expenses	4,954	3,498
Accrued partner commissions	4,055	3,965
Accrued expenses	$101,181	$83,382
Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following (in thousands):

	July 31, 2022	January 31, 2022
Accrued commissions	$42,240	$47,298
Accrued payroll and related expenses	30,404	24,910
Accrued bonuses	20,155	17,591
Employee Stock Purchase Plan	9,888	14,764
Accrued payroll and benefits	$102,687	$104,563
In April 2020, the Company began deferring payment on its share of payroll taxes owed, as permitted by the CARES Act through December 31, 2020. As of July 31, 2022 and January 31, 2022, the Company had deferred $5.1 million of payroll taxes in other current liabilities.
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
On January 6, 2022, the Company modified the A&R Credit Agreement (the “Amended A&R Credit Agreement”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto. There were no changes to the borrowing amounts or maturity date. Under the Amended A&R Credit Agreement, revolving loans are Alternate Base Rate (“ABR”) Loans. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect on such day plus 0.50%, and (c) the Term Secured Overnight Finance Rate (the “Term SOFR”) for a one-month tenor in effect on such day plus 1.00%, in each case plus a margin between (0.25)% and 0.25%, depending on the senior secured leverage ratio. The Company will be charged a commitment fee of 0.15% to 0.25% per year for committed but unused amounts, depending on the senior secured leverage ratio. The financial covenants require the Company to maintain a minimum consolidated interest coverage ratio of 3.00:1.00, a maximum senior secured leverage ratio of 3.00:1.00 (through January 31, 2023), and a maximum total leverage ratio of 5.50:1.00 stepping down to 3.50:1.00 over time. The Company was in compliance with the financial covenants as of July 31, 2022.
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
No amounts were outstanding under the Amended A&R Credit Agreement as of July 31, 2022 and January 31, 2022.
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
The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs and accretion of debt discount was $6.0 million and $12.0 million during both the three and six months ended July 31, 2022 and 2021.
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
As of July 31, 2022, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.
Based on the trading prices of the Senior Notes, the fair value of the Senior Notes was approximately $685.8 million and $708.7 million as of July 31, 2022 and January 31, 2022, respectively. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.
5. Income Taxes
The Company recognized income tax expense of $4.8 million and $4.2 million for the three months ended July 31, 2022 and July 31, 2021, respectively, and $8.2 million and $54.3 million for the six months ended July 31, 2022 and July 31, 2021, respectively. The tax expense for the three and six months ended July 31, 2022 was primarily attributable to pre-tax foreign earnings and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business. The tax expense for the three months ended July 31, 2021 was primarily attributable to pre-tax foreign earnings. The tax expense for the six months ended July 31, 2021 was primarily attributable to pre-tax foreign earnings and the intercompany sale of intellectual property from Humio. The Company’s effective tax rates of (11.0)% and (8.0)% for the three months ended July 31, 2022 and July 31, 2021, respectively, and (11.7)% and (61.7)% for the six months ended July 31, 2022 and July 31, 2021, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax impact from the intercompany sale of intellectual property from Humio for the six months ended July 31, 2021.
The Company has a full valuation allowance on its U.S. federal and state and its U.K. deferred tax assets. As a result, the Company does not record a tax benefit on these losses because it is more likely than not that the benefit will not be realized.
The balance of gross unrecognized tax benefits was $35.1 million and $26.3 million as of July 31, 2022 and January 31, 2022, respectively. The increase was primarily due to establishing an uncertain tax position associated with research & development tax credits. As of July 31, 2022 and January 31, 2022, approximately $2.8 million and $1.9 million, respectively of the unrecognized tax benefits including interest and penalties would affect the Company’s effective tax rate if favorably resolved. The Company is subject to examination by tax authorities both domestically and internationally. The Company believes that adequate amounts have been reserved for any adjustments that may result from these examinations, although the Company cannot assure that this will be the case given the inherent uncertainties in these examinations. It is impractical to determine the amount and timing of these adjustments. The potential change in unrecognized tax benefits during the next 12 months is not expected to be material.
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

The fair value of each option was estimated on the date of grant using the following assumptions during the period:

Six Months Ended July 31, 2021
Expected term (in years)	3.82 - 5.63
Risk-free interest rate	0.6% - 1.0%
Expected stock price volatility	36.1% - 37.1%
Dividend yield	—%
There were no stock options granted during the three and six months ended July 31, 2022.
The following table is a summary of stock option activity for the six months ended July 31, 2022:

	Number of Shares	Weighted-Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2022	3,938	$8.48
Exercised	(633)	$7.77
Canceled	(30)	$11.94
Options outstanding at July 31, 2022	3,275	$8.59
Options vested and expected to vest at July 31, 2022	3,275	$8.59
Options exercisable at July 31, 2022	2,661	$7.74
Options outstanding include 351,989 options that were unvested and exercisable as of July 31, 2022.
The aggregate intrinsic value of options vested and exercisable was $467.9 million and $480.5 million as of July 31, 2022 and January 31, 2022, respectively. The weighted-average remaining contractual term of options vested and exercisable was 5.4 years and 5.7 years as of July 31, 2022 and January 31, 2022, respectively.
The weighted-average grant date fair values of all options granted was $180.08 per share during the six months ended July 31, 2021. The total intrinsic value of all options exercised was $36.4 million and $234.0 million during the three months ended July 31, 2022 and July 31, 2021, respectively, and $117.7 million and $388.4 million during the six months ended July 31, 2022 and July 31, 2021, respectively.
The aggregate intrinsic value of stock options outstanding as of July 31, 2022 and January 31, 2022 was $573.2 million and $678.0 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 5.6 years and 6.1 years as of July 31, 2022 and January 31, 2022, respectively.
Total unrecognized stock-based compensation expense related to unvested options was $9.4 million as of July 31, 2022. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 1.5 years.
Early Exercise of Employee Options
The 2011 Stock Plan allows for the early exercise of stock options for certain individuals as determined by the Board of Directors. The consideration received for an early exercise of an option is a deposit of the exercise price and the related dollar amount is recorded as a liability for early exercise of unvested stock options in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination or for any reason, including death and disability, at the price paid by the purchaser for such shares. There were no issued shares of common stock related to early exercised stock options during the three and six months ended July 31, 2022 or July 31, 2021. As of July 31, 2022, the number of shares of common stock related to early exercised stock options subject to repurchase was 65,998 shares for $0.7 million. As of January 31, 2022, the number of shares of common stock related to early exercised stock options subject to repurchase was 197,994 shares for $2.2 million. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company includes unvested shares subject to repurchase in the number of shares outstanding in the condensed consolidated balance sheet and statements of stockholders’ equity.

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
Expense for RSUs is generally amortized on a straight-line basis. Total unrecognized stock-based compensation expense related to unvested RSUs was $980.6 million as of July 31, 2022. This expense is expected to be amortized (subject to acceleration or straight-line basis) over a weighted-average vesting period of 2.5 years.
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
Expense for PSUs is amortized under the accelerated attribution method and may be adjusted over the vesting period based on interim estimates of performance against pre-set objectives.
Total unrecognized stock-based compensation expense related to unvested PSUs was $101.1 million as of July 31, 2022. This expense is expected to be amortized over a weighted-average vesting period of 1.4 years.
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
Total unrecognized stock-based compensation expense related to the unvested portion of the Special PSU Awards was $92.5 million as of July 31, 2022. This expense is expected to be amortized over a weighted-average vesting period of 2.3 years.

The following table is a summary of RSUs, PSUs and the Special PSU Awards activities for the six months ended July 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2022	7,886	$125.04
Granted	2,675	$199.78
Released	(1,738)	$101.84
Performance adjustment (1)	98	$194.14
Forfeited	(352)	$162.51
RSUs and PSUs outstanding at July 31, 2022	8,569	$152.33
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
The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares shall be 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP allows for up to one increase in contribution during each purchase period. If an employee elects to increase his or her contribution, the Company treats this as an accounting modification. The pre- and post-modification fair values are calculated on the date of the modification, and the total incremental expense was $11.4 million as of July 31, 2022 to be amortized over the remaining purchase periods.
The ESPP offers a two-year look-back feature as well as a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. An ESPP rollover occurred on June 13, 2022 because the Company’s closing stock price on the purchase date, June 10, 2022, was lower than the Company’s closing stock price on December 11, 2020, June 11, 2021, and December 13, 2021, which were the first days of each offering period. As a result, these offering dates were rolled over to a new 24-month offering period through June 10, 2024. This rollover was accounted for as a modification to the original offerings. The total incremental expense as a result of such modification was $30.9 million to be amortized from June 13, 2022 to June 10, 2024.

Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued at July 31, 2022 and January 31, 2022 totaled $9.9 million and $14.8 million respectively, and are included within accrued payroll and benefits in the condensed consolidated balance sheets.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares to be issued under the ESPP for the offering periods beginning in June 2020:

Six Months Ended July 31,
	2022	2021
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.1% - 3.4%	0.0% - 1.9%
Expected stock price volatility	39.6% - 67.4%	33.0% - 55.9%
Dividend yield	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Subscription cost of revenue	$7,271	$5,294	$13,849	$9,579
Professional services cost of revenue	3,502	2,389	6,503	4,417
Sales and marketing	40,567	25,265	67,277	42,679
Research and development	40,043	25,808	74,079	43,609
General and administrative	40,167	17,531	72,336	30,365
Total stock-based compensation expense	$131,550	$76,287	$234,044	$130,649
7. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes the revenue from contracts by type of customer (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2022		2021		2022		2021
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Channel Partners	$439,365	82%	$251,768	75%	$832,700	81%	$478,823	75%
Direct Customers	95,788	18%	85,922	25%	190,287	19%	161,710	25%
Total revenue	$535,153	100%	$337,690	100%	$1,022,987	100%	$640,533	100%
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

The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2022		2021		2022		2021
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
United States	$374,258	70%	$244,668	72%	$719,851	70%	$464,470	73%
Europe, Middle East, and Africa	77,096	14%	46,550	14%	147,721	14%	88,199	14%
Asia Pacific	54,623	10%	32,998	10%	102,702	10%	61,998	9%
Other	29,176	6%	13,474	4%	52,713	6%	25,866	4%
Total revenue	$535,153	100%	$337,690	100%	$1,022,987	100%	$640,533	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the three and six months ended July 31, 2022 and July 31, 2021.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $454.1 million and $281.4 million for the three months ended July 31, 2022 and July 31, 2021, respectively, and $728.9 million and $447.2 million for the six months ended July 31, 2022 and July 31, 2021, respectively, that were included in the corresponding contract liability balance at the beginning of the period.
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
Changes in deferred revenue were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021

	Carrying Amount
Beginning Balance	$1,692,597	$1,021,991	$1,529,321	$911,895
Additions to deferred revenue	686,708	480,056	1,337,818	892,995
Recognition of deferred revenue	(535,153)	(337,690)	(1,022,987)	(640,533)
Ending Balance	$1,844,152	$1,164,357	$1,844,152	$1,164,357
Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancelable. Customers typically have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of July 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.5 billion. The Company expects to recognize approximately 65% of the remaining performance obligations in the 12 months following July 31, 2022 and 34% between 13 to 36 months, with the remainder to be recognized thereafter.
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
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to referral partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of eight months and included in sales and marketing expense in the condensed consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the three and six months ended July 31, 2022 and July 31, 2021.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Beginning balance	$332,942	$210,780	$319,180	$198,756
Capitalization of contract acquisition costs	57,586	51,176	108,940	87,576
Amortization of deferred contract acquisition costs	(39,962)	(26,043)	(77,554)	(50,419)
Ending balance	$350,566	$235,913	$350,566	$235,913

Deferred contract acquisition costs, current	$148,125	$95,470	$148,125	$95,470
Deferred contract acquisition costs, noncurrent	202,441	140,443	202,441	140,443
Total deferred contract acquisition costs	$350,566	$235,913	$350,566	$235,913

8. Commitments and Contingencies
Purchase Obligations
The Company enters into long-term non-cancelable agreements with providers to purchase data center capacity, such as bandwidth and colocation space, for the Company’s cloud platform. As of July 31, 2022, the Company is committed to spend $84.9 million on such agreements through fiscal 2030. These obligations are included in purchase obligations below.
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase products and services such as technology, equipment, office renovations, corporate events, and consulting services. A summary of non-cancelable purchase obligations in excess of one year as of July 31, 2022 with expected date of payment is as follows (in thousands):

Total Commitments
Fiscal 2023 (remaining six months)	$59,888
Fiscal 2024	76,436
Fiscal 2025	33,507
Fiscal 2026	8,859
Fiscal 2027	4,436
Thereafter	1,831
Total purchase commitments	$184,957
In October 2021, the Company entered into a new private pricing addendum with Amazon Web Services (“AWS”), which provides the Company with cloud computing infrastructure. Under the new pricing addendum, the minimum commitment is $600.0 million of cloud services from AWS through September 2026. As of July 31, 2022, the Company had utilized $158.4 million of this commitment. The remaining commitment is excluded from the table above and the Company expects to meet its remaining commitment with AWS.

Letters of Credit
As of July 31, 2022 and January 31, 2022, the Company had unused standby letters of credit for $0.4 million securing its facility in Sunnyvale, California, and $0.8 million securing its principal executive offices in Austin, Texas.
Litigation

In June 2022, the Company and Fair Isaac Corporation (FICO) resolved a trademark dispute that was pending before the Trademark Trial and Appellate Board (“TTAB”) at the U.S. Patent and Trademark Office. The TTAB dismissed all proceedings between the parties in July 2022.

In March 2022, Webroot, Inc. and Open Text, Inc. (collectively, “Webroot”) filed a lawsuit against the Company and CrowdStrike, Inc. in federal court in the Western District of Texas alleging that certain of the Company’s products infringe six patents held by them. In the complaint, Webroot sought unspecified damages, attorneys’ fees and a permanent injunction. The Company intends to vigorously defend against them. In May 2022, CrowdStrike, Inc. asserted counterclaims alleging that certain of Webroot’s products infringe two patents. In the filing, CrowdStrike, Inc. sought unspecified damages, reasonable fees and costs, and a permanent injunction. As of July 31, 2022, the Company is unable to predict the likelihood of success of Webroot’s claims or estimate a loss or a range of loss.
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
The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of July 31, 2022 or January 31, 2022.
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
The acquisition costs during the six months ended July 31, 2022 were not material. The acquisition costs are recorded in general and administrative expenses on the Company’s condensed consolidated statement of operations.
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
The acquisition costs during the three and six months ended July 31, 2022 were not material. The acquisition costs are recorded in general and administrative expenses in the Company’s condensed consolidated statement of operations.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to CrowdStrike common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Class A and Class B CrowdStrike common stockholders	$(49,285)	$(57,318)	$(80,808)	$(142,367)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B of CrowdStrike common stockholders, basic and diluted	232,554	226,362	231,850	225,276
Net loss per share attributable to Class A and Class B CrowdStrike common stockholders, basic and diluted	$(0.21)	$(0.25)	$(0.35)	$(0.63)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	July 31, 2022	July 31, 2021
Shares of common stock subject to repurchase from outstanding stock options	66	369
RSUs and PSUs subject to future vesting	8,569	8,019
Shares of common stock issuable from stock options	3,275	4,867
Share purchase rights under the employee stock purchase plan	1,062	575
Potential common shares excluded from diluted net loss per share	12,972	13,830

The above table excludes founder holdbacks related to business combinations. A variable number of shares will be issued upon vesting to settle a fixed monetary amount of $13.3 million, which shares are contingent upon continued employment with the Company. The share price will be determined based on the Company’s average stock price or the volume weighted average stock price five days prior to each vesting date. As of July 31, 2022, 42,364 shares were issued to settle founder holdbacks at a weighted average price of $209.94 per share.

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
The following table sets forth the number of our subscription customers as of the dates presented:

	As of July 31,
	2022	2021
Subscription customers	19,686	13,080
Year-over-year growth	51%	81%
We added 1,741 and 3,361 net new subscription customers during the three and six months ended July 31, 2022, respectively, for a total of 19,686 subscription customers as of July 31, 2022, representing 51% growth year-over-year. We added 1,660 and 3,184 net new subscription customers during the three and six months ended July 31, 2021, respectively, for a total of 13,080 subscription customers as of July 31, 2021, representing 81% growth year-over-year.

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
The following table sets forth our ARR as of the dates presented (dollars in thousands):

	As of July 31,
	2022	2021
Annual recurring revenue	$2,139,906	$1,344,451
Year-over-year growth	59%	70%
ARR grew to $2.1 billion as of July 31, 2022, of which $218.1 million and $408.6 million was net new ARR added for the three and six months ended July 31, 2022, respectively. ARR grew to $1.3 billion as of July 31, 2021, of which $150.6 million and $294.4 million was net new ARR added for the three and six months ended July 31, 2021, respectively.
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
Our dollar-based net retention rate was above 120% as of July 31, 2022. Our dollar-based net retention rate can fluctuate from period to period due to large customer contracts in a given period, which may reduce our dollar-based net retention rate in subsequent periods if the customer makes a larger upfront purchase and does not continue to increase purchases.
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
Sales and Marketing. Sales and marketing expenses primarily consist of employee-related expenses such as salaries, commissions, and bonuses. Sales and marketing expenses also include stock-based compensation; expenses related to our Fal.Con customer conference and other marketing events; an allocated portion of facilities and administrative expenses; amortization of acquired intangibles; and cloud hosting and related services costs related to proof of value efforts. Sales and marketing expenses also include sales commissions and any other incremental payments made upon the initial acquisition of a subscription or upsells to existing customers, which are capitalized and amortized over the estimated customer life. We also capitalize and amortize any such expenses paid for the renewal of a subscription over the term of the renewal.
We expect sales and marketing expenses to increase in dollar amount as we continue to make significant investments in our sales and marketing organization to drive additional revenue, further penetrate the market, and expand our global customer base. However, we anticipate sales and marketing expenses to decrease as a percentage of our total revenue over time, although our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period depending on the timing of these expenses.

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
We expect research and development expenses to increase in dollar amount as we continue to increase investments in our technology architecture and software platform. However, we anticipate research and development expenses to decrease as a percentage of our total revenue over time, although our research and development expenses may fluctuate as a percentage of our total revenue from period to period depending on the timing of these expenses.
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
We expect general and administrative expenses to increase in dollar amount over time. However, we anticipate general and administrative expenses to decrease as a percentage of our total revenue over time although our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period depending on the timing of these expenses.
Interest Expense. Interest expense consists primarily of interest expense from amortization of debt issuance costs, contractual interest expense for our Senior Notes issued in January 2021, and amortization of debt issuance costs on our secured revolving credit facility.
Other Income, Net. Other income, net, consists primarily of income earned on our cash and cash equivalents, if any; gain on strategic investments; and foreign currency transaction gains and losses.
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

Results of Operations
The following tables set forth our condensed consolidated statements of operations for each period presented (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %	Six Months Ended July 31,		Change $	Change %
	2022	2021			2022	2021
Revenue
Subscription	$506,199	$315,836	$190,363	60%	$966,021	$597,064	$368,957	62%
Professional services	28,954	21,854	7,100	32%	56,966	43,469	13,497	31%
Total revenue	535,153	337,690	197,463	58%	1,022,987	640,533	382,454	60%
Cost of revenue
Subscription	120,087	75,993	44,094	58%	228,029	140,896	87,133	62%
Professional services	20,480	14,439	6,041	42%	39,370	28,041	11,329	40%
Total cost of revenue	140,567	90,432	50,135	55%	267,399	168,937	98,462	58%
Gross profit	394,586	247,258	147,328	60%	755,588	471,596	283,992	60%
Operating expenses
Sales and marketing	224,766	153,861	70,905	46%	418,298	288,992	129,306	45%
Research and development	137,864	90,455	47,409	52%	261,263	168,635	92,628	55%
General and administrative	80,263	50,345	29,918	59%	148,217	92,719	55,498	60%
Total operating expenses	442,893	294,661	148,232	50%	827,778	550,346	277,432	50%
Loss from operations	(48,307)	(47,403)	(904)	2%	(72,190)	(78,750)	6,560	(8)%
Interest expense	(6,335)	(6,296)	(39)	1%	(12,633)	(12,526)	(107)	1%
Other income, net	11,107	619	10,488	1,694%	14,319	5,387	8,932	166%
Loss before provision for income taxes	(43,535)	(53,080)	9,545	(18)%	(70,504)	(85,889)	15,385	(18)%
Provision for income taxes	4,778	4,238	540	13%	8,218	54,300	(46,082)	(85)%
Net loss	(48,313)	(57,318)	9,005	(16)%	(78,722)	(140,189)	61,467	(44)%
Net income attributable to non-controlling interest	972	—	972	—%	2,086	2,178	(92)	(4)%
Net loss attributable to CrowdStrike	$(49,285)	$(57,318)	$8,033	(14)%	$(80,808)	$(142,367)	$61,559	(43)%

The following table presents the components of our condensed consolidated statements of operations as a percentage of total revenue for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
	%		%
Revenue
Subscription	95%	94%	94%	93%
Professional services	5%	6%	6%	7%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	22%	23%	22%	22%
Professional services	4%	4%	4%	4%
Total cost of revenue	26%	27%	26%	26%
Gross profit	74%	73%	74%	74%
Operating expenses
Sales and marketing	42%	46%	41%	45%
Research and development	26%	27%	26%	26%
General and administrative	15%	15%	14%	14%
Total operating expenses	83%	87%	81%	86%
Loss from operations	(9)%	(14)%	(7)%	(12)%
Interest expense	(1)%	(2)%	(1)%	(2)%
Other income, net	2%	—%	1%	1%
Loss before provision for income taxes	(8)%	(16)%	(7)%	(13)%
Provision for income taxes	1%	1%	1%	8%
Net loss	(9)%	(17)%	(8)%	(22)%
Net income attributable to non-controlling interest	—%	—%	—%	—%
Net loss attributable to CrowdStrike	(9)%	(17)%	(8)%	(22)%
Comparison of the Three Months Ended July 31, 2022 and 2021
Revenue
The following shows total revenue from subscriptions and professional services for the three months ended July 31, 2022 as compared to the three months ended July 31, 2021 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2022	2021
Subscription	$506,199	$315,836	$190,363	60%
Professional services	28,954	21,854	7,100	32%
Total revenue	$535,153	$337,690	$197,463	58%
Total revenue increased by $197.5 million, or 58%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. Subscription revenue accounted for 95% of our total revenue for the three months ended July 31, 2022, and 94% of our total revenue for the three months ended July 31, 2021. Professional services revenue accounted for 5% of our total revenue for the three months ended July 31, 2022, and 6% of our total revenue for the three months ended July 31, 2021.

Subscription revenue increased by $190.4 million, or 60%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021, which was primarily driven by a combination of the addition of new customers and the sale of additional endpoints and modules to existing customers. As of July 31, 2022, we had a total of 19,686 subscription customers, which represents 51% growth from July 31, 2021.

Professional services revenue increased by $7.1 million, or 32%, for the three months ended July 31, 2022, compared to the three months ended July 31, 2021, which was primarily attributable to an increase in the number of professional service hours performed and an increase in services offerings that are not based on billable hours.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the three months ended July 31, 2022 as compared to the three months ended July 31, 2021 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2022	2021
Subscription	$120,087	$75,993	$44,094	58%
Professional services	20,480	14,439	6,041	42%
Total cost of revenue	$140,567	$90,432	$50,135	55%
Total cost of revenue increased by $50.1 million, or 55%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. Subscription cost of revenue increased by $44.1 million, or 58%, for the three months ended July 31, 2022, compared to the three months ended July 31, 2021. The increase in subscription cost of revenue was primarily due to an increase in cloud hosting and related services cost of $23.5 million driven by increased customer activity; an increase in employee-related expenses of $9.7 million, driven by a 43% increase in average headcount; an increase in stock-based compensation expense of $2.0 million; an increase in depreciation of data center equipment of $2.0 million; an increase in allocated overhead costs of $2.0 million; an increase in depreciation of internal-use software of $2.0 million and; an increase in software licenses and maintenance of $1.1 million.
Professional services cost of revenue increased by $6.0 million, or 42%, for the three months ended July 31, 2022, compared to the three months ended July 31, 2021. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $3.7 million, driven by an increase in average headcount of 46%; an increase in stock-based compensation expense of $1.1 million; and an increase in consulting expense of $0.7 million.
The following shows gross profit and gross margin for subscriptions and professional services for the three months ended July 31, 2022 as compared to the three months ended July 31, 2021 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2022	2021
Subscription gross profit	$386,112	$239,843	$146,269	61%
Professional services gross profit	8,474	7,415	1,059	14%
Total gross profit	$394,586	$247,258	$147,328	60%

	Three Months Ended July 31,		Change %
	2022	2021
Subscription gross margin	76%	76%	—%
Professional services gross margin	29%	34%	(5)%
Total gross margin	74%	73%	1%
Subscription gross margin was relatively flat for the three months ended July 31, 2022, compared to the three months ended July 31, 2021.
Professional services gross margin decreased by 5% for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The decrease in professional services gross margin was primarily due higher employee-related expenses and higher stock-based compensation expense during the three months ended July 31, 2022 compared to the three months ended July 31, 2021, partially offset by an increase in the number of professional service hours performed and an increase in services offerings that are not based on billable hours.

Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the three months ended July 31, 2022 as compared to the three months ended July 31, 2021 (in thousands, except percentage):

	Three Months Ended July 31,		Change $	Change %
	2022	2021
Sales and marketing expenses	$224,766	$153,861	$70,905	46%
Sales and marketing expenses increased by $70.9 million, or 46%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $34.3 million, driven by a 42% increase in average headcount; an increase in stock-based compensation expense of $15.3 million; an increase in marketing programs of $9.4 million; an increase in allocated overhead costs of $4.7 million; an increase in travel expenses of $3.1 million; an increase in company events expenses of $1.2 million; and an increase in employee health insurance of $1.1 million during the three months ended July 31, 2022.
Research and Development
The following shows research and development expenses for the three months ended July 31, 2022 as compared to the three months ended July 31, 2021 (in thousands, except percentage):

	Three Months Ended July 31,		Change $	Change %
	2022	2021
Research and development expenses	$137,864	$90,455	$47,409	52%
Research and development expenses increased by $47.4 million, or 52%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. This increase was primarily due to an increase in employee-related expenses of $24.1 million, driven by a 48% increase in average headcount; an increase in stock-based compensation expense of $14.2 million; an increase in allocated overhead costs of $3.9 million; an increase in company events expenses of $1.9 million; an increase in cloud hosting and related services cost of $1.8 million; and an increase in travel expenses of $1.5 million; partially offset by an increase in software capitalization of $3.5 million.
General and Administrative
The following shows general and administrative expenses for the three months ended July 31, 2022 as compared to the three months ended July 31, 2021 (in thousands, except percentage):

	Three Months Ended July 31,		Change $	Change %
	2022	2021
General and administrative expenses	$80,263	$50,345	$29,918	59%
General and administrative expenses increased by $29.9 million, or 59%, for the three months ended July 31, 2022 compared to the three months ended July 31, 2021. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $22.6 million; an increase in employee-related expenses of $5.2 million, driven by a 50% increase in average headcount; an increase in allocated overhead costs of $1.2 million; an increase in legal expenses of $1.2 million; and an increase in facilities expenses of $1.1 million; partially offset by a decrease in consulting expenses of $3.6 million during the three months ended July 31, 2022.
Interest Expense and Other Income, Net
The following shows interest expense and other income, net for the three months ended July 31, 2022 as compared to the three months ended July 31, 2021 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2022	2021
Interest expense	$(6,335)	$(6,296)	$(39)	1%
Other income, net	$11,107	$619	$10,488	1,694%
Interest expense consists primarily of interest expense from the amortization of debt issuance costs, contractual interest expense, and accretion of debt discount for our Senior Notes issued in January 2021.
The increase in other income, net for the three months ended July 31, 2022 compared to the three months ended July 31, 2021 was primarily due to an increase in interest income of $6.9 million, driven by an increase in market interest rates; an increase in mark-to-market adjustments of $1.9 million for our strategic investments; and a net increase of $1.7 million from fluctuations in foreign currency transaction gains.
Provision for Income Taxes
The following shows the provision for income taxes for the three months ended July 31, 2022 as compared to the three months ended July 31, 2021 (in thousands, except percentage):

	Three Months Ended July 31,		Change $	Change %
	2022	2021
Provision for income taxes	$4,778	$4,238	$540	13%
The increase in provision for income taxes of $0.5 million during the three months ended July 31, 2022 compared to the three months ended July 31, 2021 was primarily attributable to increases in pre-tax foreign earnings.
Comparison of the Six Months Ended July 31, 2022 and 2021
Revenue
The following shows total revenue from subscriptions and professional services for the six months ended July 31, 2022 as compared to the six months ended July 31, 2021 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2022	2021
Subscription	$966,021	$597,064	$368,957	62%
Professional services	56,966	43,469	13,497	31%
Total revenue	$1,022,987	$640,533	$382,454	60%
Total revenue increased by $382.5 million, or 60%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. Subscription revenue accounted for 94% of our total revenue for the six months ended July 31, 2022, and 93% of our total revenue for the six months ended July 31, 2021. Professional services revenue accounted for 6% of our total revenue for the six months ended July 31, 2022, and 7% of our total revenue for the six months ended July 31, 2021.

Subscription revenue increased by $369.0 million, or 62%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021, which was primarily driven by a combination of the addition of new customers and the sale of additional endpoints and modules to existing customers. As of July 31, 2022, we had a total of 19,686 subscription customers, which represents 51% growth from July 31, 2021.
Professional services revenue increased by $13.5 million, or 31%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021, which was primarily attributable to an increase in the number of professional service hours performed and an increase in services offerings that are not based on billable hours.

Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the six months ended July 31, 2022 as compared to the six months ended July 31, 2021 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2022	2021
Subscription	$228,029	$140,896	$87,133	62%
Professional services	39,370	28,041	11,329	40%
Total cost of revenue	$267,399	$168,937	$98,462	58%
Total cost of revenue increased by $98.5 million, or 58%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. Subscription cost of revenue increased by $87.1 million, or 62%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase in subscription cost of revenue was primarily due to an increase in cloud hosting and related services cost of $46.3 million, driven by increased customer activity; an increase in employee-related expenses of $19.4 million, driven by a 47% increase in average headcount; an increase in stock-based compensation expense of $4.3 million; an increase in depreciation of data center equipment of $3.9 million; an increase in allocated overhead costs of $3.8 million; an increase in depreciation of internal-use software of $3.8 million; an increase in amortization of intangible assets of $2.1 million; an increase in software licenses and maintenance of $1.9 million; and an increase in hardware maintenance of $1.3 million.
Professional services cost of revenue increased by $11.3 million, or 40%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $6.7 million, driven by a 46% increase in average headcount; an increase in stock-based compensation expense of $2.1 million; an increase in consulting expense of $1.5 million; and an increase in allocated overhead costs of $1.1 million.
The following shows gross profit and gross margin for subscriptions and professional services for the six months ended July 31, 2022 as compared to the six months ended July 31, 2021 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2022	2021
Subscription gross profit	$737,992	$456,168	$281,824	62%
Professional services gross profit	17,596	15,428	2,168	14%
Total gross profit	$755,588	$471,596	$283,992	60%

	Six Months Ended July 31,		Change %
	2022	2021
Subscription gross margin	76%	76%	0%
Professional services gross margin	31%	35%	(4)%
Total gross margin	74%	74%	0%
Subscription gross margin was relatively flat for the six months ended July 31, 2022 compared to the six months ended July 31, 2021.
Professional services gross margin decreased by 4% for the six months ended July 31, 2022, compared to the six months ended July 31, 2021. The decrease in professional services gross margin was primarily due to higher employee-related expenses and higher stock-based compensation expense during the six months ended July 31, 2022 compared to the six months ended July 31, 2021, partially offset by an increase in the number of professional service hours performed and an increase in services offerings that are not based on billable hours.

Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the six months ended July 31, 2022 as compared to the six months ended July 31, 2021 (in thousands, except percentage):

	Six Months Ended July 31,		Change $	Change %
	2022	2021
Sales and marketing expenses	$418,298	$288,992	$129,306	45%
Sales and marketing expenses increased by $129.3 million, or 45%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $65.3 million, driven by a 42% increase in average headcount; an increase in stock-based compensation expense of $24.6 million; an increase in marketing programs of $14.7 million; an increase in allocated overhead costs of $8.3 million; an increase in company events expenses of $5.6 million; an increase in travel expenses of $4.7 million; and an increase in employee health insurance of $2.0 million during the six months ended July 31, 2022.
Research and Development
The following shows research and development expenses for the six months ended July 31, 2022 as compared to the six months ended July 31, 2021 (in thousands, except percentage):

	Six Months Ended July 31,		Change $	Change %
	2022	2021
Research and development expenses	$261,263	$168,635	$92,628	55%
Research and development expenses increased by $92.6 million, or 55%, for the six months ended July 31, 2022, compared to the six months ended July 31, 2021. This increase was primarily due to an increase in employee-related expenses of $45.7 million, driven by a 50% increase in average headcount; an increase in stock-based compensation expense of $30.5 million; an increase in allocated overhead costs of $7.5 million; an increase in company events expenses of $2.6 million; an increase in cloud hosting and related services cost of $2.4 million; an increase in travel expenses of $2.3 million; an increase in employee health insurance of $1.7 million; and an increase in software licenses and maintenance of $1.2 million; partially offset by an increase in software capitalization of $4.7 million during the six months ended July 31, 2022.
General and Administrative
The following shows general and administrative expenses for the six months ended July 31, 2022 as compared to the six months ended July 31, 2021 (in thousands, except percentage):

	Six Months Ended July 31,		Change $	Change %
	2022	2021
General and administrative expenses	$148,217	$92,719	$55,498	60%
General and administrative expenses increased by $55.5 million, or 60%, for the six months ended July 31, 2022 compared to the six months ended July 31, 2021. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $42.0 million; an increase in employee-related expenses of $10.0 million, driven by a 54% increase in average headcount; an increase in allocated overhead costs of $2.3 million; an increase in facilities expenses of $2.3 million; and an increase in legal expenses of $1.1 million; partially offset by a decrease in consulting expenses of $7.5 million during the six months ended July 31, 2022.
Interest Expense and Other Income, Net
The following shows interest expense and other income, net for the six months ended July 31, 2022 as compared to the six months ended July 31, 2021 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2022	2021
Interest expense	$(12,633)	$(12,526)	$(107)	1%
Other income, net	$14,319	$5,387	$8,932	166%
Interest expense consists primarily of interest expense from the amortization of debt issuance costs, contractual interest expense and accretion of debt discount for our Senior Notes issued in January 2021.
The increase in other income, net for the six months ended July 31, 2022 compared to the six months ended July 31, 2021 was primarily due to an increase in interest income of $7.6 million, driven by an increase in market interest rates; and a net increase of $1.5 million from fluctuations in foreign currency transaction gains.
Provision for Income Taxes
The following shows the provision for income taxes for the six months ended July 31, 2022 as compared to the six months ended July 31, 2021 (in thousands, except percentage):

	Six Months Ended July 31,		Change $	Change %
	2022	2021
Provision for income taxes	$8,218	$54,300	$(46,082)	(85)%
The decrease in provision for income taxes of $46.1 million during the six months ended July 31, 2022 was primarily driven by the intercompany sale of intellectual property from Humio during the six months ended July 31, 2021.
Liquidity and Capital Resources
Our primary sources of liquidity as of July 31, 2022, consisted of: (i) $2.3 billion in cash and cash equivalents, (ii) cash we expect to generate from operations, and (iii) available capacity under our $750.0 million senior secured revolving credit facility (the “A&R Credit Agreement”). We expect that the combination of our existing cash and cash equivalents, cash flows from operations, and the A&R Credit Agreement will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) interest and principal payments related to our outstanding indebtedness, (iv) research and development and capital expenditure needs, and (v) license and service arrangements integral to our business operations. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business and other factors, some of which are beyond our control.
Since our inception, we have generated operating losses, as reflected in our accumulated deficit of $1.0 billion as of July 31, 2022. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to continue to make, particularly in sales and marketing and research and development. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2022, we had deferred revenue of $1.8 billion, of which $1.4 billion was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts.

Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended July 31,
	2022	2021
Net cash provided by operating activities	$424,863	$256,008
Net cash used in investing activities	(140,099)	(426,121)
Net cash provided by financing activities	43,327	38,799
Net change in cash, cash equivalents and restricted cash	323,761	(131,557)
Operating Activities
Net cash provided by operating activities during the six months ended July 31, 2022 was $424.9 million, which resulted from a net loss of $78.7 million, adjusted for non-cash charges of $357.3 million and net cash inflow of $146.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $234.0 million in stock-based compensation expense, $77.6 million of amortization of deferred contract acquisition costs, $34.1 million of depreciation and amortization, $8.2 million of amortization for intangibles assets, $4.5 million of non-cash operating lease costs and $1.6 million change in deferred income taxes, partially offset by $4.1 million change in the fair value of strategic investments. The net cash inflow from changes in operating assets and liabilities was primarily due to a $314.8 million increase in deferred revenue and a $5.7 million increase in accrued expenses and other liabilities, partially offset by a $108.9 million increase in deferred contract acquisition costs, a $50.7 million increase in accounts receivable, net, an $11.0 million increase in prepaid expenses and other assets, and a $4.7 million decrease in operating lease liabilities.
Investing Activities
Net cash used in investing activities of $140.1 million during the six months ended July 31, 2022 was primarily due to purchases of property and equipment of $118.3 million, capitalized internal-use software and website development costs of $13.2 million, and purchase of strategic investments of $7.8 million.
Financing Activities
Net cash provided by financing activities of $43.3 million during the six months ended July 31, 2022 was primarily due to proceeds from our employee stock purchase plan of $34.4 million, proceeds from the exercise of stock options of $4.9 million, and $4.0 million of capital contributions from non-controlling interest holders.
Supplemental Guarantor Financial Information
Our Senior Notes are guaranteed on a senior, unsecured basis by CrowdStrike, Inc., a wholly owned subsidiary of CrowdStrike Holdings, Inc. (the “subsidiary guarantor,” and together with CrowdStrike Holdings, Inc., the “Obligor Group”). The guarantee is full and unconditional and is subject to certain conditions for release. See Note 4, “Debt”, in our Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a brief description of the Senior Notes.
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

Statement of Operations	Six Months Ended July 31, 2022

(in thousands)
Revenue	$1,022,987
Cost of revenue	285,723
Operating expenses	839,415
Loss from operations	(102,151)
Net loss	(109,947)
Net loss attributable to CrowdStrike	(109,947)

Balance Sheets	July 31, 2022	January 31, 2022

	(in thousands)
Current assets (excluding intercompany receivables from non-Guarantors)	$2,871,134	$2,499,941
Intercompany receivables from non-Guarantors	41,952	11,900
Noncurrent assets	1,298,168	1,201,620
Current liabilities	1,590,484	1,363,873
Noncurrent liabilities (excluding intercompany payable to non-Guarantors)	1,254,683	1,165,807
Intercompany payable to non-Guarantors	255,857	276,919
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
Contractual Obligations and Commitments
Contractual Obligations
During the six months ended July 31, 2022, there were no significant changes to our contractual obligations under our non-cancelable real estate arrangements or our debt obligations related to the Senior Notes, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
We have non-cancelable data center commitments totaling $124.0 million as of July 31, 2022, of which $84.9 million is due in more than 12 months. We also have non-cancelable purchase commitments with various parties to purchase products and services entered in the normal course of business totaling $118.4 million as of July 31, 2022, of which $100.0 million is due in more than 12 months. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
The contractual commitment amounts above are associated with agreements that are enforceable and legally binding. Obligations under contracts, including purchase orders, that we can cancel without a significant penalty are excluded.

Other Obligations
In October 2021, we entered into a new private pricing addendum with Amazon Web Services (“AWS”), which provides us with cloud computing infrastructure. Under the new pricing addendum, we committed to purchase a minimum of $600.0 million of cloud services from AWS through September 2026. As of July 31, 2022, we have utilized $158.4 million of this commitment. We expect to meet our remaining commitment with AWS.
As of July 31, 2022, our unrecognized tax benefits included $2.8 million which were classified as long-term liabilities due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits.
Indemnification
Our subscription agreements contain standard indemnification obligations. Pursuant to these agreements, we will indemnify, defend, and hold the other party harmless with respect to a claim, suit, or proceeding brought against the other party by a third party alleging that our intellectual property infringes upon the intellectual property of the third party, or results from a breach of our representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. Typically, these indemnification provisions do not provide for a maximum potential amount of future payments we could be required to make. However, in the past we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheets as of July 31, 2022 or January 31, 2022.

We also agreed to indemnify our directors and certain executive officers for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited. However, our director and officer liability insurance policy mitigates our exposure. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheets as of July 31, 2022 or January 31, 2022.
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

There have been no significant changes in our critical accounting policies and estimates during the six months ended July 31, 2022, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on March 16, 2022.
Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice our customers at contract signing prior to commencement of subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. As of July 31, 2022, we had backlog of approximately $661.7 million. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.

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
Employees
As of July 31, 2022, we had 6,250 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in bank deposits and money market funds. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of July 31, 2022, we had cash and cash equivalents of $2.3 billion and no marketable securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, the effect of a hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our portfolio as of July 31, 2022. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to our revolving credit facility and the Senior Notes. The interest on the revolving credit facility is tied to short term interest rate benchmarks including the Term SOFR. The interest rate on the Senior Notes is fixed.
Foreign Currency Risk
To date, nearly all of our sales contracts have been denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Australian Dollar, and Euro. The functional currency of our foreign subsidiaries is that country’s local currency. Foreign currency transaction gains and losses are recorded to other income, net. A hypothetical 10% adverse change in the U.S. dollar against other currencies would have resulted in an increase in operating loss of approximately $24.7 million and $13.7 million for the six months ended July 31, 2022 and July 31, 2021, respectively. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Inflation Rate Risk
We do not believe that inflation had a material effect on our business, financial conditions or results of operations during the six months ended July 31, 2022. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2022. Based on the evaluation of our disclosure controls and procedures as of July 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
We record a liability for any claims for which we believe a loss is both probable and reasonably estimable. There is no pending or threatened legal proceeding to which we are a party that, in our opinion, is likely to have a material adverse effect on our business and our condensed consolidated financial statements; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources, and other factors. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our condensed consolidated financial statements.
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
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from 2,309 employees as of January 31, 2020, to 6,250 employees as of July 31, 2022. Although we have experienced rapid growth historically, we may not sustain our current growth rates and our investments to support our growth may not be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:

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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced net losses of $234.8 million, $92.6 million, and $141.8 million for fiscal 2022, fiscal 2021, and fiscal 2020, respectively. As of July 31, 2022, we had an accumulated deficit of $1.0 billion. While we have experienced significant growth in revenue in recent periods, we cannot assure you when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our total revenue or improvements in our results of operations. We also have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
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
In addition, the COVID-19 pandemic may disrupt the operations of our customers and partners for an indefinite period of time. Some of our customers have been negatively impacted by the COVID-19 pandemic, which could result in delays in accounts receivable collection, or result in decreased technology spending which could negatively affect our revenues. More generally, the COVID-19 pandemic has adversely affected economies and financial markets globally, and continued uncertainty could lead to a prolonged economic downturn, which could result in a larger customer churn than we currently anticipate and reduced demand for our products and services, in which case our revenues could be significantly impacted. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. It is not possible at this time to estimate the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

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

To expand our customer base, we need to convince potential customers to allocate a portion of their discretionary budgets to purchase our Falcon platform. Our sales efforts often involve educating our prospective customers about the uses and benefits of our Falcon platform. Enterprises and governments that use legacy security products, such as signature-based or malware-based products, firewalls, intrusion prevention systems, and antivirus, for their IT security may be hesitant to purchase our Falcon platform if they believe that these products are more cost effective, provide substantially the same functionality as our Falcon platform or provide a level of IT security that is sufficient to meet their needs. We may have difficulty convincing prospective customers of the value of adopting our solution. Even if we are successful in convincing prospective customers that a cloud native platform like ours is critical to protect against cyberattacks, they may not decide to purchase our Falcon platform for a variety of reasons, some of which are out of our control. For example, any deterioration in general economic conditions, including a downturn due to the outbreak of diseases such as COVID-19 or inflation (as well as government policies such as raising interest rates in response to inflation), may cause our current and prospective customers to cut their overall security and IT operations spending, and such cuts may fall disproportionately on cloud-based security solutions like ours. Economic weakness, customer financial difficulties, and constrained spending on security and IT operations may result in decreased revenue, reduced sales, lengthened sales cycles, increased churn, lower demand for our products, and adversely affect our results of operations and financial conditions. Additionally, if the incidence of cyberattacks were to decline, or be perceived to decline, or if organizations adopt endpoints that use operating systems we do not adequately support, our ability to attract new customers and expand sales of our solutions to existing customers could be adversely affected. If organizations do not continue to adopt our Falcon platform, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations, and financial condition would be harmed.

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
Our competitors include the following by general category:
•legacy antivirus product providers, such as Trellix, Broadcom Inc.’s Symantec Enterprise division, and Microsoft Corporation, who offer a broad range of approaches and solutions including traditional signature-based anti-virus protection;
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
•general economic conditions, both domestic and in our foreign markets, including conditions impacted by inflation and rising interest rates;

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
We derived approximately 26%, 28%, 28% and 30% of our total revenue from our international customers for fiscal 2020, fiscal 2021, fiscal 2022 and the six months ended July 31, 2022, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
•unexpected costs for the localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements (including, but not limited to data localization requirements);
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
Additionally, nearly all of our sales contracts are currently denominated in U.S. dollars. However, a strengthening of the U.S. dollar could increase the cost of our solutions to our international customers, which could adversely affect our business and results of operations. In addition, an increasing portion of our operating expenses is incurred outside the United States; is denominated in foreign currencies, such as the Australian Dollar, British Pound, Canadian Dollar, Euro, and Indian Rupee; and is subject to fluctuations due to changes in foreign currency exchange rates. If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected.
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

At the state level, we are subject to laws and regulations such as the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020. The CCPA broadly defines personal information and gives California residents expanded privacy rights and protections, such as affording them the right to access and request deletion of their information and to opt out of certain sharing and sales of personal information. The CCPA also prohibits covered businesses from discriminating against California residents for exercising any of their CCPA rights. The CCPA provides for severe civil penalties and statutory damages for violations and a private right of action for certain data breaches that result in the loss of unencrypted personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. Additionally, in November 2020, California voters passed the California Privacy Rights Act of 2020 (“CPRA”). Effective in most material respects starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding the CCPA with additional data privacy compliance requirements that may impact our business. The CPRA also establishes a regulatory agency dedicated to enforcing the CCPA and the CPRA, which is in the process of developing new regulations. Numerous other states, including Virginia, Colorado, Utah, and Connecticut have also enacted or are in the process of enacting or considering comprehensive state-level data privacy and security laws, rules and regulations. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. These state statutes, and other similar state or federal laws that may be enacted in the future, may require us to modify our data processing practices and policies, incur substantial compliance-related costs and expenses, and otherwise suffer adverse impacts on our business.

Internationally, virtually every jurisdiction in which we operate has established its own data privacy and security legal framework with which we must comply. For example, we are required to comply with the European Union (“EU”) General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018 and imposes stringent obligations regarding the collection, control, use, sharing, disclosure and other processing of personal data. Additionally, following the United Kingdom’s withdrawal from the EU, we also are subject to the U.K. General Data Protection Regulation (“U.K. GDPR”), a version of the GDPR as implemented into the laws of the United Kingdom (“U.K.”). While the GDPR and U.K. GDPR remain substantially similar for the time being, the U.K. government announced in August 2021 that it would seek to chart its own path on data protection and reform its relevant laws, including in ways that may differ from the GDPR. In June 2022, the U.K. government publicly reaffirmed its intention to reform the U.K. data protection regime and, in July 2022, a new Data Protection and Digital Information Bill was introduced for discussion in the U.K. Parliament. While these developments increase uncertainty with regard to data protection regulation in the U.K., even in their current, substantially similar form, the GDPR and U.K. GDPR can expose businesses to parallel regimes that may be subject to potentially different interpretations and enforcement actions for certain violations. Failure to comply with the GDPR or the U.K. GDPR can result in significant fines and other liability, including, under the GDPR, fines of up to EUR 20 million (or GBP 17.5 million under the U.K. GDPR) or four percent (4%) of global revenue, whichever is greater. The cost of compliance, and the potential for fines and penalties for non-compliance, with GDPR and U.K. GDPR may have a significant adverse effect on our business and operations.

Recent legal developments in the European Economic Area (“EEA”), including recent rulings from the Court of Justice of the European Union (“CJEU”) and from various EU member state data protection authorities, have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA, including in the context of Website cookies. Similar complexities and uncertainties also apply to transfers from the U.K. to third countries. While we have taken steps to mitigate the impact on us, such as implementing the European Commission’s standard contractual clauses (“SCCs”), the efficacy and longevity of these mechanisms remains uncertain. Moreover, on June 4, 2021, the European Commission adopted new SCCs, which impose on companies additional obligations relating to personal data transfers out of the EEA, including the obligation to update internal privacy practices, conduct transfer impact assessments and, as required, to implement additional security measures. The new SCCs may increase the legal risks and liabilities under EU laws associated with cross-border data transfers, and result in material increased compliance and operational costs. While the European Commission announced in March 2022 that an agreement in principle had been reached between EU and U.S. authorities regarding a new transatlantic data privacy framework, no formal agreement has been finalized, and any such agreement, if formalized, is likely to face challenge at the CJEU. Moreover, although the U.K. currently has an adequacy decision from the European Commission, such that SCCs are not required for the transfer of personal data from the EEA to the U.K., that decision will sunset in June 2025 unless extended and it may be revoked in the future by the European Commission if the U.K. data protection regime is reformed in ways that deviate substantially from the GDPR. Adding further complexity for international data flows, in March 2022, the U.K. adopted its own International Data Transfer Agreement (IDTA) for transfers of personal data out of the U.K. to so-called third countries, as well as an international data transfer addendum (UK

Addendum) that can be used with the SCCs for the same purpose. The EU has also proposed legislation that would regulate non-personal data, and other countries, including the U.K., may similarly do so in the future. If we are otherwise unable to transfer data, including personal data, between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. While we have implemented new controls and procedures to comply with the requirements of the GDPR, U.K. GDPR and the data privacy and security laws of other jurisdictions in which we operate, such procedures and controls may not be effective in ensuring compliance or preventing unauthorized transfers of personal data.
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
Sales of a substantial number of shares of our Class A common stock in the public market, including shares of Class A stock that have been converted from shares of Class B common stock, and particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock. As of August 19, 2022, we had 214,833,517 shares of Class A common stock outstanding and 18,546,987 shares of Class B common stock outstanding.
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
As of July 31, 2022, our executive officers, directors, one of our current stockholders and its respective affiliates held, in aggregate, 46% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale or other liquidity event and might ultimately affect the market price of our common stock.
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
As of July 31, 2022, we had $750.0 million principal amount of indebtedness outstanding (excluding intercompany indebtedness) and there is additional availability under our revolving facility of up to $750.0 million (excluding issued but undrawn letters of credit). Our indebtedness could have important consequences, including:
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
•increasing our vulnerability to adverse changes in general economic, industry and competitive conditions; and
•exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our revolving facility, are at variable rates of interest; and increasing our cost of borrowing.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on the day of August 30, 2022.

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere Chief Financial Officer (Principal Financial Officer)

By:	/s/ Anurag Saha
Anurag Saha Chief Accounting Officer (Principal Accounting Officer)