Form 10-Q
period 2022-10-31
CrowdStrike Holdings, Inc.
filed 2022-11-30
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑
As of November 18, 2022, the number of shares of the registrant’s Class A common stock outstanding was 218,281,791, and the number of shares of the registrant’s Class B common stock outstanding was 16,112,009.

CROWDSTRIKE HOLDINGS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
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
•macroeconomic factors, including instability in the global credit and financial markets;
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
•Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CrowdStrike Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	October 31,	January 31,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$2,466,551	$1,996,633
Accounts receivable, net of allowance for credit losses of $2.5 million and $1.6 million as of October 31, 2022 and January 31, 2022, respectively	485,313	368,145
Deferred contract acquisition costs, current	162,260	126,822
Prepaid expenses and other current assets	89,489	79,352
Total current assets	3,203,613	2,570,952
Strategic investments	46,395	23,632
Property and equipment, net	430,030	260,577
Operating lease right-of-use assets	25,621	31,735
Deferred contract acquisition costs, noncurrent	218,635	192,358
Goodwill	430,285	416,445
Intangible assets, net	89,500	97,336
Other long-term assets	25,364	25,346
Total assets	$4,469,443	$3,618,381
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$89,289	$47,634
Accrued expenses	88,918	83,382
Accrued payroll and benefits	122,558	104,563
Operating lease liabilities, current	10,423	9,820
Deferred revenue	1,483,223	1,136,502
Other current liabilities	22,642	24,929
Total current liabilities	1,817,053	1,406,830
Long-term debt	740,633	739,517
Deferred revenue, noncurrent	532,316	392,819
Operating lease liabilities, noncurrent	17,984	25,379
Other liabilities, noncurrent	23,825	16,193
Total liabilities	3,131,811	2,580,738
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of October 31, 2022 and January 31, 2022; no shares issued and outstanding as of October 31, 2022 and January 31, 2022.	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of October 31, 2022 and January 31, 2022; 218,245 shares and 209,996 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively; Class B common stock, $0.0005 par value; 300,000 shares authorized as of October 31, 2022 and January 31, 2022; 16,116 shares and 20,710 shares issued and outstanding as of October 31, 2022 and January 31, 2022, respectively.	117	115
Additional paid-in capital	2,424,038	1,991,807
Accumulated deficit	(1,100,682)	(964,918)
Accumulated other comprehensive loss	(9,184)	(1,240)
Total CrowdStrike Holdings, Inc. stockholders’ equity	1,314,289	1,025,764
Non-controlling interest	23,343	11,879
Total stockholders’ equity	1,337,632	1,037,643
Total liabilities and stockholders’ equity	$4,469,443	$3,618,381
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue
Subscription	$547,376	$357,030	$1,513,397	$954,094
Professional services	33,506	23,021	90,472	66,490
Total revenue	580,882	380,051	1,603,869	1,020,584

Cost of revenue
Subscription	134,229	85,464	362,258	226,360
Professional services	23,999	16,200	63,369	44,241
Total cost of revenue	158,228	101,664	425,627	270,601

Gross profit	422,654	278,387	1,178,242	749,983

Operating expenses
Sales and marketing	239,672	164,960	657,970	453,952
Research and development	155,256	97,630	416,519	266,265
General and administrative	84,148	56,061	232,365	148,780
Total operating expenses	479,076	318,651	1,306,854	868,997

Loss from operations	(56,422)	(40,264)	(128,612)	(119,014)
Interest expense	(6,334)	(6,403)	(18,967)	(18,929)
Interest income	16,245	1,019	25,479	2,654
Other income (expense), net	750	(329)	5,835	3,423

Loss before provision for income taxes	(45,761)	(45,977)	(116,265)	(131,866)

Provision for income taxes	8,870	4,473	17,088	58,773

Net loss	(54,631)	(50,450)	(133,353)	(190,639)
Net income attributable to non-controlling interest	325	5	2,411	2,183
Net loss attributable to CrowdStrike	$(54,956)	$(50,455)	$(135,764)	$(192,822)

Net loss per share attributable to CrowdStrike common stockholders, basic and diluted	$(0.24)	$(0.22)	$(0.58)	$(0.85)

Weighted-average shares used in computing net loss per share attributable to CrowdStrike common stockholders, basic and diluted	233,785	228,293	232,502	226,292
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net loss	$(54,631)	$(50,450)	$(133,353)	$(190,639)
Other comprehensive loss:
Foreign currency translation adjustments	(3,509)	(665)	(7,944)	(1,434)
Other comprehensive loss	(3,509)	(665)	(7,944)	(1,434)
Less: Comprehensive income attributable to non-controlling interest	325	5	2,411	2,183
Total comprehensive loss attributable to CrowdStrike	$(58,465)	$(51,120)	$(143,708)	$(194,256)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended October 31, 2022 and 2021
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at July 31, 2022	233,368	$116	$2,276,704	$(1,045,726)	$(5,675)	$17,928	$1,243,347
Issuance of common stock upon exercise of options	146	1	1,477	—	—	—	1,478
Issuance of common stock under RSU and PSU release	834	—	—	—	—	—	—
Issuance of common stock for restricted stock awards	6	—	—	—	—	—	—
Vesting of early exercised options	—	—	734	—	—	—	734
Issuance of common stock for founders holdbacks related to acquisitions	7	—	1,201	—	—	—	1,201
Stock-based compensation expense	—	—	138,453	—	—	—	138,453
Capitalized stock-based compensation	—	—	5,419	—	—	—	5,419
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	50	—	—	—	50
Net income (loss)	—	—	—	(54,956)	—	325	(54,631)
Non-controlling interest	—	—	—	—	—	5,090	5,090
Other comprehensive loss	—	—	—	—	(3,509)	—	(3,509)
Balances at October 31, 2022	234,361	$117	$2,424,038	$(1,100,682)	$(9,184)	$23,343	$1,337,632

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at July 31, 2021	228,152	$114	$1,775,087	$(872,483)	$1,550	$7,133	$911,401
Issuance of common stock upon exercise of options	375	—	2,580	—	—	—	2,580
Issuance of common stock under RSU and PSU release	759	1	(1)	—	—	—	—
Vesting of early exercised options	—	—	795	—	—	—	795
Issuance of common stock for founders holdbacks related to acquisitions	11	—	2,867	—	—	—	2,867
Stock-based compensation expense	—	—	85,706	—	—	—	85,706
Capitalized stock-based compensation	—	—	3,086	—	—	—	3,086
Net income (loss)	—	—	—	(50,455)	—	5	(50,450)
Non-controlling interest	—	—	—	—	—	4,250	4,250
Other comprehensive loss	—	—	—	—	(665)	—	(665)
Balances at October 31, 2021	229,297	$115	$1,870,120	$(922,938)	$885	$11,388	$959,570
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Nine Months Ended October 31, 2022 and 2021
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2022	230,706	$115	$1,991,807	$(964,918)	$(1,240)	$11,879	$1,037,643
Issuance of common stock upon exercise of options	779	2	6,394	—	—	—	6,396
Issuance of common stock under RSU and PSU release	2,572	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	263	—	34,445	—	—	—	34,445
Issuance of common stock for restricted stock awards	6	—	—	—	—	—	—
Vesting of early exercised options	—	—	2,204	—	—	—	2,204
Issuance of common stock for founders holdbacks related to acquisitions	35	—	6,328	—	—	—	6,328
Stock-based compensation expense	—	—	369,012	—	—	—	369,012
Capitalized stock-based compensation	—	—	13,798	—	—	—	13,798
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	50	—	—	—	50
Net income (loss)	—	—	—	(135,764)	—	2,411	(133,353)
Non-controlling interest	—	—	—	—	—	9,053	9,053
Other comprehensive loss	—	—	—	—	(7,944)	—	(7,944)
Balances at October 31, 2022	234,361	$117	$2,424,038	$(1,100,682)	$(9,184)	$23,343	$1,337,632

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2021	223,724	$112	$1,598,259	$(730,116)	$2,319	$1,300	$871,874
Issuance of common stock upon exercise of options	2,136	2	12,794	—	—	—	12,796
Issuance of common stock under RSU and PSU release	2,680	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	689	—	27,452	—	—	—	27,452
Issuance of common stock for restricted stock awards	57	—	—	—	—	—	—
Vesting of early exercised options	—	—	2,389	—	—	—	2,389
Issuance of common stock for founders holdbacks related to acquisitions	11	—	2,867				2,867
Stock-based compensation expense	—	—	214,716	—	—	—	214,716
Capitalized stock-based compensation	—	—	7,633	—	—	—	7,633
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	4,011	—	—	—	4,011
Net income (loss)	—	—	—	(192,822)	—	2,183	(190,639)
Non-controlling interest	—	—	—	—	—	7,905	7,905
Other comprehensive loss	—	—	—	—	(1,434)	—	(1,434)
Balances at October 31, 2021	229,297	$115	$1,870,120	$(922,938)	$885	$11,388	$959,570
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2022	2021
Operating activities
Net loss	$(133,353)	$(190,639)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	53,622	39,506
Amortization of intangible assets	12,338	9,072
Amortization of deferred contract acquisition costs	121,550	79,712
Non-cash operating lease cost	6,818	6,727
Stock-based compensation expense	374,157	217,315
Deferred income taxes	2,286	(1,338)
Non-cash interest expense	2,077	1,824
Change in fair value of strategic investments	(4,757)	(4,356)
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable, net	(117,240)	(40,644)
Deferred contract acquisition costs	(183,265)	(151,901)
Prepaid expenses and other assets	(14,121)	(8,051)
Accounts payable	25,007	(7,033)
Accrued expenses and other liabilities	21,820	74,426
Accrued payroll and benefits	21,635	22,258
Operating lease liabilities	(7,037)	(7,394)
Deferred revenue	486,177	375,582
Net cash provided by operating activities	667,714	415,066
Investing activities
Purchases of property and equipment	(179,609)	(85,420)
Capitalized internal-use software and website development costs	(20,739)	(15,201)
Purchase of strategic investments	(18,006)	(15,809)
Business acquisitions, net of cash acquired	(18,464)	(353,746)
Purchase of intangible assets	(700)	(680)
Net cash used in investing activities	(237,518)	(470,856)
Financing activities
Payment of debt issuance costs related to revolving line of credit	—	(219)
Payment of debt issuance costs related to Senior Notes	—	(1,581)
Repayment of loan payable	(1,591)	—
Proceeds from issuance of common stock upon exercise of stock options	6,396	12,796
Proceeds from issuance of common stock under the employee stock purchase plan	34,445	27,452
Capital contributions from non-controlling interest holders	9,053	7,905
Net cash provided by financing activities	48,303	46,353
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(7,074)	(1,663)
Net increase (decrease) in cash, cash equivalents and restricted cash	471,425	(11,100)
Cash, cash equivalents and restricted cash at beginning of period	1,996,633	1,918,608
Cash, cash equivalents and restricted cash at end of period	$2,468,058	$1,907,508
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$2,466,551	$1,907,508
Restricted cash included in prepaid expenses and other assets	1,507	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$2,468,058	$1,907,508
Supplemental disclosure of cash flow information:
Interest paid	$22,547	$13,048
Income taxes paid, net of refunds received	6,769	3,854
Supplemental disclosure of non-cash investing and financing activities:
Net increase in property and equipment included in accounts payable and accrued expenses	13,271	7,066
Vesting of early exercised stock options	2,204	2,389
Equity consideration for acquisitions	50	4,011
Operating lease liabilities arising from obtaining operating right of-use assets	1,702	4,591
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2022, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. Certain prior year amounts in the condensed consolidated statements of cash flows were reclassified to conform to the current period presentation. These reclassifications had no effect on net cash provided by (used in) operating, investing, and financing activities and cash and cash equivalent amounts. The results of operations for the three and nine months ended October 31, 2022 are not necessarily indicative of the results to be expected for the year ending January 31, 2023 or for any other interim period or for any other future year.
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
Channel partners or direct customers who represented 10% or more of the Company’s accounts receivable were as follows:

	October 31, 2022	January 31, 2022
Channel partner A	11%	9%
Customer A	1%	10%
_______________________________
(1) Channel Partner A and Customer A are controlled by the same company.
There were no direct customers or channel partners who represented 10% or more of the Company’s total revenue during the three and nine months ended October 31, 2022 and October 31, 2021.
Significant Accounting Policies
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and nine months ended October 31, 2022.
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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	October 31, 2022				January 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (1)
Money market funds	$95,581	$—	$—	$95,581	$300,027	$—	$—	$300,027
Total assets	$95,581	$—	$—	$95,581	$300,027	$—	$—	$300,027
__________________________________
(1)Included in “Cash and cash equivalents” on the condensed consolidated balance sheets.
There were no transfers between the levels of the fair value hierarchy during the periods presented.
The following summarizes the net carrying value of the strategic investments, which are Level 3 within the fair value hierarchy (in thousands):

	October 31, 2022	January 31, 2022
Total initial cost	$36,814	$18,809
Unrealized gains due to changes in fair value	9,581	4,823
Carrying value	$46,395	$23,632
3. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
Data center and other computer equipment	$255,702	$198,297
Capitalized internal-use software and website development costs	98,097	70,476
Leasehold improvements	21,541	22,029
Purchased software	6,987	5,232
Furniture and equipment	7,076	7,291
Construction in process	232,784	99,030
	622,187	402,355
Less: Accumulated depreciation and amortization	(192,157)	(141,778)
Property and equipment, net	$430,030	$260,577
Construction in process mainly includes data center equipment purchased that has not yet been placed in service. Data center equipment that was purchased but not yet been placed into service was $215.1 million as of October 31, 2022.
Depreciation and amortization expense of property and equipment was $19.5 million and $14.5 million during the three months ended October 31, 2022 and October 31, 2021, respectively, and $53.6 million and $39.2 million during the nine months ended October 31, 2022 and October 31, 2021, respectively.

There was no impairment of property and equipment during the three and nine months ended October 31, 2022 and October 31, 2021. The Company capitalized $12.9 million and $9.0 million in internal-use software and website development costs during the three months ended October 31, 2022 and October 31, 2021, respectively, and $34.5 million and $22.8 million during the nine months ended October 31, 2022 and October 31, 2021, respectively. Amortization expense associated with internal-use software and website development costs totaled $5.6 million and $3.3 million during the three months ended October 31, 2022 and October 31, 2021, respectively, and $14.8 million and $8.6 million during the nine months ended October 31, 2022 and October 31, 2021, respectively. The net book value of capitalized internal-use software and website development costs was $58.4 million and $38.6 million as of October 31, 2022 and January 31, 2022, respectively.
Intangible Assets, Net
Total intangible assets, net consisted of the following (dollars in thousands):

	October 31, 2022			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$101,394	$22,234	$79,160	71
Customer relationships	11,979	3,331	8,648	64
Other acquired intangible assets	3,084	1,392	1,692	161
Total	$116,457	$26,957	$89,500

	January 31, 2022			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$97,668	$12,000	$85,668	79
Customer relationships	12,045	1,973	10,072	72
Other acquired intangible assets	2,397	801	1,596	89
Total	$112,110	$14,774	$97,336
Amortization expense of intangible assets was $4.1 million and $3.4 million during the three months ended October 31, 2022 and October 31, 2021, respectively, and $12.3 million and $9.1 million during the nine months ended October 31, 2022 and October 31, 2021, respectively.
The estimated aggregate future amortization expense of intangible assets as of October 31, 2022 is as follows (in thousands):

Total
Fiscal 2023 (remaining three months)	$4,247
Fiscal 2024	16,358
Fiscal 2025	16,273
Fiscal 2026	15,186
Fiscal 2027	13,010
Thereafter	24,426
Total amortization expense	$89,500
The developed technology, customer relationships, and other acquired intangible assets are amortized over their estimated useful lives, generally on a straight-line basis for periods ranging from 2 to 20 years.

Goodwill
The changes in goodwill during the nine months ended October 31, 2022 consisted of the following (in thousands):

Amounts
Goodwill as of January 31, 2022	$416,445
Goodwill acquired(1)	14,225
Goodwill adjustment for the SecureCircle acquisition	208
Foreign currency translation	(593)
Goodwill as of October 31, 2022	$430,285
_________________________________
(1) Goodwill acquired resulted from the acquisition of Reposify Ltd. Refer to Note 9 for additional information.
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
Web hosting services	$33,431	$23,711
Other accrued expenses	16,300	13,988
Accrued marketing	12,677	9,801
Accrued professional services	10,495	10,664
Accrued purchases of property and equipment	7,229	10,878
Accrued interest expense	4,750	10,375
Accrued partner commissions	4,036	3,965
Accrued expenses	$88,918	$83,382
Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following (in thousands):

	October 31, 2022	January 31, 2022
Accrued commissions	$50,683	$47,298
Accrued payroll and related expenses	35,836	24,910
Employee Stock Purchase Plan	22,839	14,764
Accrued bonuses	13,200	17,591
Accrued payroll and benefits	$122,558	$104,563
In April 2020, the Company began deferring payment on its share of payroll taxes owed, as permitted by the CARES Act through December 31, 2020. As of October 31, 2022 and January 31, 2022, the Company had deferred $5.1 million of payroll taxes in other current liabilities.
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
On January 6, 2022, the Company modified the A&R Credit Agreement (the “Amended A&R Credit Agreement”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto. There were no changes to the borrowing amounts or maturity date. Under the Amended A&R Credit Agreement, revolving loans are Alternate Base Rate (“ABR”) Loans. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect on such day plus 0.50%, and (c) the Term Secured Overnight Finance Rate (the “Term SOFR”) for a one-month tenor in effect on such day plus 1.00%, in each case plus a margin between (0.25)% and 0.25%, depending on the senior secured leverage ratio. The Company will be charged a commitment fee of 0.15% to 0.25% per year for committed but unused amounts, depending on the senior secured leverage ratio. The financial covenants require the Company to maintain a minimum consolidated interest coverage ratio of 3.00:1.00, a maximum senior secured leverage ratio of 3.00:1.00 (through January 31, 2023), and a maximum total leverage ratio of 5.50:1.00 stepping down to 3.50:1.00 over time. The Company was in compliance with the financial covenants as of October 31, 2022.
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
No amounts were outstanding under the Amended A&R Credit Agreement as of October 31, 2022 and January 31, 2022.
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
The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs and accretion of debt discount was $6.0 million and $18.0 million during both the three and nine months ended October 31, 2022 and 2021.
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

As of October 31, 2022, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.
Based on the trading prices of the Senior Notes, the fair value of the Senior Notes was approximately $637.7 million and $708.7 million as of October 31, 2022 and January 31, 2022, respectively. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.
5. Income Taxes
The Company recognized income tax expense of $8.9 million and $4.5 million for the three months ended October 31, 2022 and October 31, 2021, respectively, and $17.1 million and $58.8 million for the nine months ended October 31, 2022 and October 31, 2021, respectively. The tax expense for the three and nine months ended October 31, 2022 was primarily attributable to the tax impact from the intercompany sale of intellectual property, pre-tax foreign earnings and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business. The tax expense for the three months ended October 31, 2021 was primarily attributable to pre-tax foreign earnings. The tax expense for the nine months ended October 31, 2021 was primarily attributable to the intercompany sale of intellectual property from Humio and pre-tax foreign earnings. The Company’s effective tax rates of (19.4)% and (9.7)% for the three months ended October 31, 2022 and October 31, 2021, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax impact from the intercompany sale of intellectual property for the three months ended October 31, 2022. The Company’s effective tax rates of (14.7)% and (43.8)% for the nine months ended October 31, 2022 and October 31, 2021, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit, the tax impact from the intercompany sale of intellectual property from acquisitions for the nine months ended October 31, 2022, and October 31, 2021, respectively.
The Company has a full valuation allowance on its U.S. federal and state and its U.K. deferred tax assets. As a result, the Company does not record a tax benefit on these losses because it is more likely than not that the benefit will not be realized.
The balance of gross unrecognized tax benefits was $37.3 million and $26.3 million as of October 31, 2022 and January 31, 2022, respectively. The increase was primarily due to establishing an uncertain tax position associated with research & development tax credits. As of October 31, 2022 and January 31, 2022, approximately $4.7 million and $1.9 million, respectively of the unrecognized tax benefits including interest and penalties would affect the Company’s effective tax rate if favorably resolved. The Company is subject to examination by tax authorities both domestically and internationally. The Company believes that adequate amounts have been reserved for any adjustments that may result from these examinations, although the Company cannot assure that this will be the case given the inherent uncertainties in these examinations. It is impractical to determine the amount and timing of these adjustments. The potential change in unrecognized tax benefits during the next 12 months is not expected to be material.
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
6. Stock-Based Compensation
Stock Incentive Plan
In May 2019, the Company’s board of directors adopted, and the stockholders approved the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) with the purpose of granting stock-based awards to employees, directors, officers, and consultants, including stock options, restricted stock awards, restricted stock units and performance-based restricted stock units. A total of 8,750,000 shares of Class A common stock were initially available for issuance under the 2019 Plan. The Company’s compensation committee administers the 2019 Plan. The number of shares of the Company’s common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each fiscal year beginning on February 1, 2020, equal to the lesser of: (i) two percent (2.0%) of outstanding shares of the Company’s capital stock as of the last day of the immediately preceding fiscal year or (ii) such other amount as the Company’s board of directors may determine.

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
The fair value of stock options was generally estimated on the date of grant using the following assumptions during the period:

Nine Months Ended October 31, 2021
Expected term (in years)	3.82 - 5.63
Risk-free interest rate	0.6% - 1.0%
Expected stock price volatility	36.1% - 37.1%
Dividend yield	—%
The stock options granted during the three and nine months ended October 31, 2022 were immaterial.
The following table is a summary of stock option activity for the nine months ended October 31, 2022:

	Number of Shares	Weighted-Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2022	3,938	$8.48
Granted	2	$53.64
Exercised	(778)	$8.22
Canceled	(38)	$10.55
Options outstanding at October 31, 2022	3,124	$8.56
Options vested and expected to vest at October 31, 2022	3,124	$8.56
Options exercisable at October 31, 2022	2,669	$7.94
Options outstanding include 351,989 options that were unvested and exercisable as of October 31, 2022.
The aggregate intrinsic value of options vested and exercisable was $409.1 million and $480.5 million as of October 31, 2022 and January 31, 2022, respectively. The weighted-average remaining contractual term of options vested and exercisable was 5.2 years and 5.7 years as of October 31, 2022 and January 31, 2022, respectively.
The weighted-average grant date fair values of all options granted was $116.30 and $180.08 per share during the nine months ended October 31, 2022 and October 31, 2021, respectively. The total intrinsic value of all options exercised was $23.7 million and $94.9 million during the three months ended October 31, 2022 and October 31, 2021, respectively, and $141.4 million and $483.3 million during the nine months ended October 31, 2022 and October 31, 2021, respectively.
The aggregate intrinsic value of stock options outstanding as of October 31, 2022 and January 31, 2022 was $476.9 million and $678.0 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 5.4 years and 6.1 years as of October 31, 2022 and January 31, 2022, respectively.

Total unrecognized stock-based compensation expense related to unvested options was $7.1 million as of October 31, 2022. This expense is expected to be amortized on a straight-line basis over a weighted-average vesting period of 1.6 years.
Early Exercise of Employee Options
The 2011 Stock Plan allows for the early exercise of stock options for certain individuals as determined by the Board of Directors. The consideration received for an early exercise of an option is a deposit of the exercise price and the related dollar amount is recorded as a liability for early exercise of unvested stock options in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination or for any reason, including death and disability, at the price paid by the purchaser for such shares. There were no issued shares of common stock related to early exercised stock options during the three and nine months ended October 31, 2022 or October 31, 2021. As of October 31, 2022, there were no shares of common stock related to early exercised stock options subject to repurchase. As of January 31, 2022, the number of shares of common stock related to early exercised stock options subject to repurchase was 197,994 shares for $2.2 million. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company includes unvested shares subject to repurchase in the number of shares outstanding in the condensed consolidated balance sheet and statements of stockholders’ equity.
Restricted Stock Units
Restricted Stock Units (“RSUs”) granted under the 2019 Plan are generally subject to only a service-based vesting condition. The service-based vesting condition is generally satisfied based on one of four vesting schedules: (i) vesting of one-fourth of the RSUs on the first “Company vest date” (defined as March 20, June 20, September 20, or December 20) on or following the one-year anniversary of the vesting commencement date with the remainder of the RSUs vesting in twelve equal quarterly installments thereafter, subject to continued service, (ii) vesting in sixteen equal quarterly installments, subject to continued service, (iii) vesting in eight equal quarterly installments, subject to continued service, or (iv) vesting sixteen quarterly installments with 10% in the first year, 15% in the second year, 25% in the third year and 50% in the fourth year, subject to continued service. The valuation of such RSUs is based solely on the fair value of the Company’s stock price on the date of grant.
Expense for RSUs is generally amortized on a straight-line basis. Total unrecognized stock-based compensation expense related to unvested RSUs was $1.3 billion as of October 31, 2022. This expense is expected to be amortized (subject to acceleration or straight-line basis) over a weighted-average vesting period of 2.8 years.
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
Total unrecognized stock-based compensation expense related to unvested PSUs was $80.1 million as of October 31, 2022. This expense is expected to be amortized over a weighted-average vesting period of 1.2 years.
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
Total unrecognized stock-based compensation expense related to the unvested portion of the Special PSU Awards was $79.4 million as of October 31, 2022. This expense is expected to be amortized over a weighted-average vesting period of 2.1 years.
The following table is a summary of RSUs, PSUs and the Special PSU Awards activities for the nine months ended October 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2022	7,886	$125.04
Granted	5,040	$186.91
Released	(2,581)	$102.42
Performance adjustment (1)	98	$194.19
Forfeited	(486)	$164.74
RSUs and PSUs outstanding at October 31, 2022	9,958	$160.97
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

The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares shall be 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP allows for up to one increase in contribution during each purchase period. If an employee elects to increase his or her contribution, the Company treats this as an accounting modification. The pre- and post-modification fair values are calculated on the date of the modification, and the total incremental expense was $11.4 million to be amortized over the remaining purchase periods.
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
Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued at October 31, 2022 and January 31, 2022 totaled $22.8 million and $14.8 million respectively, and are included within accrued payroll and benefits in the condensed consolidated balance sheets.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares to be issued under the ESPP for the offering periods beginning in June 2020:

Nine Months Ended October 31,
	2022	2021
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.1% - 3.4%	0.0% - 1.9%
Expected stock price volatility	39.6% - 67.4%	33.0% - 55.9%
Dividend yield	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Subscription cost of revenue	$8,108	$5,969	$21,957	$15,548
Professional services cost of revenue	4,093	2,546	10,596	6,963
Sales and marketing	41,895	25,499	109,172	68,178
Research and development	46,268	27,333	120,347	70,942
General and administrative	39,749	25,319	112,085	55,684
Total stock-based compensation expense	$140,113	$86,666	$374,157	$217,315

7. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes the revenue from contracts by type of customer (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2022		2021		2022		2021
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
Channel Partners	$489,057	84%	$282,774	74%	$1,321,757	82%	$761,597	75%
Direct Customers	91,825	16%	97,277	26%	282,112	18%	258,987	25%
Total revenue	$580,882	100%	$380,051	100%	$1,603,869	100%	$1,020,584	100%
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
The Company also uses referral and marketplace partners. Referral partners refer customers in exchange for a referral fee while marketplace partners process the transactions and charge a transaction processing fee. For both sets of partners, the Company negotiates pricing and contracts directly with the end customer. The Company recognizes revenue from the sales to the end customers ratably over the term of the contract once access to the Company’s solution has been provided to the end customer.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2022		2021		2022		2021
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
United States	$403,302	69%	$276,698	73%	$1,123,153	70%	$741,168	73%
Europe, Middle East, and Africa	85,665	15%	50,721	13%	233,386	15%	138,920	14%
Asia Pacific	60,011	10%	37,265	10%	162,713	10%	99,263	9%
Other	31,904	6%	15,367	4%	84,617	5%	41,233	4%
Total revenue	$580,882	100%	$380,051	100%	$1,603,869	100%	$1,020,584	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the three and nine months ended October 31, 2022 and October 31, 2021.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $498.0 million and $316.2 million for the three months ended October 31, 2022 and October 31, 2021, respectively, and $972.4 million and $598.8 million for the nine months ended October 31, 2022 and October 31, 2021, respectively, that were included in the corresponding contract liability balance at the beginning of the period.
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

Changes in deferred revenue were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021

	Carrying Amount
Beginning Balance	$1,844,152	$1,164,357	$1,529,321	$911,895
Additions to deferred revenue	752,269	503,890	2,090,087	1,396,885
Recognition of deferred revenue	(580,882)	(380,051)	(1,603,869)	(1,020,584)
Ending Balance	$2,015,539	$1,288,196	$2,015,539	$1,288,196
Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancelable. Customers typically have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of October 31, 2022, the aggregate amount of the transaction price allocated to remaining performance obligations was $2.8 billion. The Company expects to recognize approximately 64% of the remaining performance obligations in the 12 months following October 31, 2022 and 35% between 13 to 36 months, with the remainder to be recognized thereafter.
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
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to referral partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of eight months and included in sales and marketing expense in the condensed consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the three and nine months ended October 31, 2022 and October 31, 2021.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Beginning balance	$350,566	$235,913	$319,180	$198,756
Capitalization of contract acquisition costs	74,325	64,325	183,265	151,901
Amortization of deferred contract acquisition costs	(43,996)	(29,293)	(121,550)	(79,712)
Ending balance	$380,895	$270,945	$380,895	$270,945

Deferred contract acquisition costs, current	$162,260	$108,636	$162,260	$108,636
Deferred contract acquisition costs, noncurrent	218,635	162,309	218,635	162,309
Total deferred contract acquisition costs	$380,895	$270,945	$380,895	$270,945

8. Commitments and Contingencies
Purchase Obligations
The Company enters into long-term non-cancelable agreements with providers to purchase data center capacity, such as bandwidth and colocation space, for the Company’s cloud platform. As of October 31, 2022, the Company is committed to spend $83.7 million on such agreements through fiscal 2030. These obligations are included in purchase obligations below.
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase products and services such as advertising, technology, equipment, office renovations, corporate events, and consulting services. A summary of non-cancelable purchase obligations in excess of one year as of October 31, 2022 with expected date of payment is as follows (in thousands):

Total Commitments
Fiscal 2023 (remaining three months)	$51,050
Fiscal 2024	80,653
Fiscal 2025	36,234
Fiscal 2026	9,877
Fiscal 2027	4,366
Thereafter	1,955
Total purchase commitments	$184,135
In October 2021, the Company entered into a new private pricing addendum with Amazon Web Services (“AWS”), which provides the Company with cloud computing infrastructure. Under the new pricing addendum, the minimum commitment is $600.0 million of cloud services from AWS through September 2026. As of October 31, 2022, the Company had utilized $223.6 million of this commitment. The remaining commitment is excluded from the table above and the Company expects to meet its remaining commitment with AWS.
Leases
As of October 31, 2022, the Company has entered into non-cancelable operating leases with terms greater than 12 months that have not yet commenced with undiscounted future minimum payments of approximately $18.7 million. These operating leases are expected to commence during the fourth quarter of fiscal 2023 with lease terms up to six years. There have been no other significant changes to the Company’s leases as disclosed in the Company’s Annual Report on Form 10-K for the year ended January 31, 2022.
Letters of Credit
As of October 31, 2022 and January 31, 2022, the Company had unused standby letters of credit for $0.4 million securing its facility in Sunnyvale, California, and $0.8 million securing its principal executive offices in Austin, Texas.
Litigation
In June 2022, the Company and Fair Isaac Corporation (“FICO”) resolved a trademark dispute that was pending before the Trademark Trial and Appellate Board (“TTAB”) at the U.S. Patent and Trademark Office. The TTAB dismissed all proceedings between the parties in July 2022.

In March 2022, Webroot, Inc. and Open Text, Inc. (collectively, “Webroot”) filed a lawsuit against the Company and CrowdStrike, Inc. in federal court in the Western District of Texas alleging that certain of the Company’s products infringe six patents held by them. In the complaint, Webroot sought unspecified damages, attorneys’ fees and a permanent injunction. In May 2022, CrowdStrike, Inc. asserted counterclaims alleging that certain of Webroot’s products infringe two patents. In the filing, CrowdStrike, Inc. sought unspecified damages, reasonable fees and costs, and a permanent injunction. In September 2022, Webroot amended its complaint to assert six additional patents. The Company intends to vigorously defend against Webroot’s allegations. As of October 31, 2022, the Company is unable to predict the likelihood of success of Webroot’s claims or estimate a loss or a range of loss.

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
The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of October 31, 2022 or January 31, 2022.
9. Acquisitions
Reposify Ltd.
On October 3, 2022, the Company acquired 100% of the equity interest of Reposify Ltd. (“Reposify”), a privately-held company that provides an external attack surface management platform that scans the internet for exposed assets of an organization to detect and eliminate risk from vulnerable and unknown assets before attackers can exploit them. The acquisition has been accounted for as a business combination. The total consideration transferred consisted of $18.9 million, net of cash acquired of $0.5 million, and an immaterial amount representing the fair value of replacement equity awards attributable to pre-acquisition service. The remaining fair value of these replacement awards is subject to the recipient’s continued service and thus were excluded from the purchase price. The purchase price was allocated on a preliminary basis, subject to working capital adjustment and continuing management analysis, to developed technology of $3.8 million, net tangible assets acquired of $0.9 million, and goodwill of $14.2 million, which was allocated to the Company’s one reporting unit and represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The goodwill was primarily attributable to the assembled workforce of Reposify, planned growth in new markets, and synergies expected to be achieved from the integration of Reposify. Goodwill was not deductible for income tax purposes.
The fair value of the developed technology acquired was $3.8 million with a useful life of 72 months.
The acquisition costs during the nine months ended October 31, 2022 were not material. The acquisition costs are recorded in general and administrative expenses on the Company’s condensed consolidated statement of operations.
The results of operations of Reposify have been included in the Company’s condensed consolidated financial statements from the date of acquisition. The acquisition of Reposify did not have a material impact on the Company’s condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.

Secure Circle, LLC
On November 29, 2021, the Company acquired 100% of the equity interest of Secure Circle, LLC (“SecureCircle”), a SaaS-based cybersecurity service that extends Zero Trust security to data on, from and to the endpoint. The acquisition has been accounted for as a business combination. The total consideration transferred was $60.8 million, which consisted solely of cash. The purchase price was allocated, on a preliminary basis, to identified intangible assets, which include developed technology and customer relationships of $18.3 million, net tangible assets acquired of $(0.8) million and goodwill of $43.3 million allocated to the Company’s one reporting unit, representing the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The goodwill was primarily attributable to the assembled workforce of SecureCircle, planned growth in new markets and synergies expected to be achieved from the integration of SecureCircle. Goodwill was deductible for income tax purposes.
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
The acquisition costs during the nine months ended October 31, 2022 were not material. The acquisition costs are recorded in general and administrative expenses on the Company’s condensed consolidated statement of operations.
The results of operations of SecureCircle have been included in the Company’s condensed consolidated financial statements from the date of acquisition. The acquisition of SecureCircle did not have a material impact on the Company’s condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
Humio Limited
On March 5, 2021, the Company acquired 100% of the equity interest of Humio Limited (“Humio”), a privately-held company that is a leading provider of high-performance cloud log management and observability technology. The total consideration transferred was $370.3 million which consisted of $353.8 million in cash, net of $12.5 million cash acquired, and $4.0 million representing the fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated to identified intangible assets, which include developed technology, customer relationships, and trade names, of $75.6 million, net tangible assets acquired of $3.4 million, and goodwill of $291.3 million allocated to the Company’s one reporting unit, representing the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The goodwill was primarily attributable to the assembled workforce of Humio, planned growth in new markets, and synergies expected to be achieved from the integration of Humio. Goodwill was not deductible for income tax purposes.
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
The acquisition costs during the nine months ended October 31, 2022 were not material. The acquisition costs are recorded in general and administrative expenses in the Company’s condensed consolidated statement of operations.
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
The following table sets forth the computation of basic and diluted net loss per share attributable to CrowdStrike common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Numerator:
Net loss attributable to Class A and Class B CrowdStrike common stockholders	$(54,956)	$(50,455)	$(135,764)	$(192,822)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B of CrowdStrike common stockholders, basic and diluted	233,785	228,293	232,502	226,292
Net loss per share attributable to Class A and Class B CrowdStrike common stockholders, basic and diluted	$(0.24)	$(0.22)	$(0.58)	$(0.85)

The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	October 31, 2022	October 31, 2021
Shares of common stock subject to repurchase from outstanding stock options	—	279
RSUs and PSUs subject to future vesting	9,958	8,472
Shares of common stock issuable from stock options	3,124	4,421
Share purchase rights under the employee stock purchase plan	1,036	558
Potential common shares excluded from diluted net loss per share	14,118	13,730

The above table excludes founder holdbacks related to business combinations. A variable number of shares will be issued upon vesting to settle a fixed monetary amount of $12.1 million, which shares are contingent upon continued employment with the Company. The share price will be determined based on the Company’s average stock price or the volume weighted average stock price five days prior to each vesting date. As of October 31, 2022, 49,097 shares were issued to settle founder holdbacks at a weighted average price of $206.17 per share.

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
The following table sets forth the number of our subscription customers as of the dates presented:

	As of October 31,
	2022	2021
Subscription customers	21,146	14,687
Year-over-year growth	44%	75%
We added 1,460 and 4,821 net new subscription customers during the three and nine months ended October 31, 2022, respectively, for a total of 21,146 subscription customers as of October 31, 2022, representing 44% growth year-over-year. We added 1,607 and 4,791 net new subscription customers during the three and nine months ended October 31, 2021, respectively, for a total of 14,687 subscription customers as of October 31, 2021, representing 75% growth year-over-year.

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
The following table sets forth our ARR as of the dates presented (dollars in thousands):

	As of October 31,
	2022	2021
Annual recurring revenue	$2,338,028	$1,514,453
Year-over-year growth	54%	67%
ARR grew to $2.3 billion as of October 31, 2022, of which $198.1 million and $606.7 million was net new ARR added for the three and nine months ended October 31, 2022, respectively. ARR grew to $1.5 billion as of October 31, 2021, of which $170.0 million and $464.4 million was net new ARR added for the three and nine months ended October 31, 2021, respectively.
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
Our dollar-based net retention rate was above 120% as of October 31, 2022. Our dollar-based net retention rate can fluctuate from period to period due to large customer contracts in a given period, which may reduce our dollar-based net retention rate in subsequent periods if the customer makes a larger upfront purchase and does not continue to increase purchases.
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
Interest Expense. Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense for our Senior Notes issued in January 2021, and amortization of debt issuance costs on our secured revolving credit facility.
Interest Income. Interest income consists primarily of income earned on our cash and cash equivalents.
Other Income, Net. Other income, net, consists primarily of gain on strategic investments and foreign currency transaction gains and losses.
Provision for Income Taxes. Provision for income taxes consists of state income taxes in the United States, foreign income taxes, including taxes related to the intercompany sale of intellectual property, and withholding taxes related to customer payments in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state and UK deferred tax assets that we have determined are not realizable on a more likely than not basis.
Net Income Attributable to Non-controlling Interest. Net income attributable to non-controlling interest consists of the Falcon Funds’ non-controlling interest share of mark-to-market gains and interest income from our strategic investments.

Results of Operations
The following tables set forth our condensed consolidated statements of operations for each period presented (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %	Nine Months Ended October 31,		Change $	Change %
	2022	2021			2022	2021
Revenue
Subscription	$547,376	$357,030	$190,346	53%	$1,513,397	$954,094	$559,303	59%
Professional services	33,506	23,021	10,485	46%	90,472	66,490	23,982	36%
Total revenue	580,882	380,051	200,831	53%	1,603,869	1,020,584	583,285	57%
Cost of revenue
Subscription	134,229	85,464	48,765	57%	362,258	226,360	135,898	60%
Professional services	23,999	16,200	7,799	48%	63,369	44,241	19,128	43%
Total cost of revenue	158,228	101,664	56,564	56%	425,627	270,601	155,026	57%
Gross profit	422,654	278,387	144,267	52%	1,178,242	749,983	428,259	57%
Operating expenses
Sales and marketing	239,672	164,960	74,712	45%	657,970	453,952	204,018	45%
Research and development	155,256	97,630	57,626	59%	416,519	266,265	150,254	56%
General and administrative	84,148	56,061	28,087	50%	232,365	148,780	83,585	56%
Total operating expenses	479,076	318,651	160,425	50%	1,306,854	868,997	437,857	50%
Loss from operations	(56,422)	(40,264)	(16,158)	40%	(128,612)	(119,014)	(9,598)	8%
Interest expense	(6,334)	(6,403)	69	(1)%	(18,967)	(18,929)	(38)	—%
Interest income	16,245	1,019	15,226	1,494%	25,479	2,654	22,825	860%
Other income (expense), net	750	(329)	1,079	(328)%	5,835	3,423	2,412	70%
Loss before provision for income taxes	(45,761)	(45,977)	216	—%	(116,265)	(131,866)	15,601	(12)%
Provision for income taxes	8,870	4,473	4,397	98%	17,088	58,773	(41,685)	(71)%
Net loss	(54,631)	(50,450)	(4,181)	8%	(133,353)	(190,639)	57,286	(30)%
Net income attributable to non-controlling interest	325	5	320	6,400%	2,411	2,183	228	10%
Net loss attributable to CrowdStrike	$(54,956)	$(50,455)	$(4,501)	9%	$(135,764)	$(192,822)	$57,058	(30)%

The following table presents the components of our condensed consolidated statements of operations as a percentage of total revenue for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
	%		%
Revenue
Subscription	94%	94%	94%	93%
Professional services	6%	6%	6%	7%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	23%	22%	23%	22%
Professional services	4%	4%	4%	4%
Total cost of revenue	27%	27%	27%	27%
Gross profit	73%	73%	73%	73%
Operating expenses
Sales and marketing	41%	43%	41%	44%
Research and development	27%	26%	26%	26%
General and administrative	14%	15%	14%	15%
Total operating expenses	82%	84%	81%	85%
Loss from operations	(10)%	(11)%	(8)%	(12)%
Interest expense	(1)%	(2)%	(1)%	(2)%
Interest income	3%	—%	2%	—%
Other income (expense), net	—%	—%	—%	—%
Loss before provision for income taxes	(8)%	(12)%	(7)%	(13)%
Provision for income taxes	2%	1%	1%	6%
Net loss	(9)%	(13)%	(8)%	(19)%
Net income attributable to non-controlling interest	—%	—%	—%	—%
Net loss attributable to CrowdStrike	(9)%	(13)%	(8)%	(19)%
Comparison of the Three Months Ended October 31, 2022 and 2021
Revenue
The following shows total revenue from subscriptions and professional services for the three months ended October 31, 2022 as compared to the three months ended October 31, 2021 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2022	2021
Subscription	$547,376	$357,030	$190,346	53%
Professional services	33,506	23,021	10,485	46%
Total revenue	$580,882	$380,051	$200,831	53%
Total revenue increased by $200.8 million, or 53%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. Subscription revenue accounted for 94% of our total revenue for each of the three months ended October 31, 2022 and October 31, 2021. Professional services revenue accounted for 6% of our total revenue for each of the three months ended October 31, 2022 and October 31, 2021.

Subscription revenue increased by $190.3 million, or 53%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021, which was primarily driven by a combination of the addition of new customers and the sale of additional endpoints and modules to existing customers. As of October 31, 2022, we had a total of 21,146 subscription customers, which represents 44% growth from October 31, 2021.
Professional services revenue increased by $10.5 million, or 46%, for the three months ended October 31, 2022, compared to the three months ended October 31, 2021, which was primarily attributable to an increase in the number of professional service hours performed and an increase in services offerings that are not based on billable hours.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the three months ended October 31, 2022 as compared to the three months ended October 31, 2021 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2022	2021
Subscription	$134,229	$85,464	$48,765	57%
Professional services	23,999	16,200	7,799	48%
Total cost of revenue	$158,228	$101,664	$56,564	56%
Total cost of revenue increased by $56.6 million, or 56%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. Subscription cost of revenue increased by $48.8 million, or 57%, for the three months ended October 31, 2022, compared to the three months ended October 31, 2021.The increase in subscription cost of revenue was primarily due to an increase in cloud hosting and related services cost of $27.0 million driven by increased customer activity; an increase in employee-related expenses of $10.1 million, driven by a 44% increase in average headcount; an increase in depreciation of internal-use software of $2.3 million; an increase in stock-based compensation expense of $2.1 million; an increase in allocated overhead costs of $1.9 million; an increase in depreciation of data center equipment of $1.6 million; and an increase in employee health insurance of $1.0 million.
Professional services cost of revenue increased by $7.8 million, or 48%, for the three months ended October 31, 2022, compared to the three months ended October 31, 2021. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $5.2 million, driven by an increase in average headcount of 46%; an increase in stock-based compensation expense of $1.5 million; and an increase in company events expenses of $0.7 million.
The following shows gross profit and gross margin for subscriptions and professional services for the three months ended October 31, 2022 as compared to the three months ended October 31, 2021 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2022	2021
Subscription gross profit	$413,147	$271,566	$141,581	52%
Professional services gross profit	9,507	6,821	2,686	39%
Total gross profit	$422,654	$278,387	$144,267	52%

	Three Months Ended October 31,		Change %
	2022	2021
Subscription gross margin	75%	76%	(1)%
Professional services gross margin	28%	30%	(2)%
Total gross margin	73%	73%	—%

Subscription gross margin slightly decreased for the three months ended October 31, 2022, compared to the three months ended October 31, 2021. The decrease in subscription gross margin was primarily due to higher cloud services costs per sensor, partially offset by slower growth in employee-related expenses during the three months ended October 31, 2022, compared to the three months ended October 31, 2021.

Professional services gross margin decreased by 2% for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The decrease in professional services gross margin was primarily due higher employee-related expenses and higher stock-based compensation expense during the three months ended October 31, 2022 compared to the three months ended October 31, 2021, partially offset by an increase in the number of professional service hours performed and an increase in services offerings that are not based on billable hours.
Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the three months ended October 31, 2022 as compared to the three months ended October 31, 2021 (in thousands, except percentage):

	Three Months Ended October 31,		Change $	Change %
	2022	2021
Sales and marketing expenses	$239,672	$164,960	$74,712	45%
Sales and marketing expenses increased by $74.7 million, or 45%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $38.0 million, driven by a 45% increase in average headcount; an increase in stock-based compensation expense of $16.4 million; an increase in marketing programs of $4.7 million; an increase in allocated overhead costs of $4.4 million; an increase in travel expenses of $3.4 million; an increase in employee health insurance of $2.0 million; and an increase in company events expenses of $1.5 million.
Research and Development
The following shows research and development expenses for the three months ended October 31, 2022 as compared to the three months ended October 31, 2021 (in thousands, except percentage):

	Three Months Ended October 31,		Change $	Change %
	2022	2021
Research and development expenses	$155,256	$97,630	$57,626	59%
Research and development expenses increased by $57.6 million, or 59%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in research and development expenses was primarily due to an increase in employee-related expenses of $25.6 million, driven by a 54% increase in average headcount; an increase in stock-based compensation expense of $18.9 million; an increase in allocated overhead costs of $3.8 million; an increase in cloud hosting and related services cost of $3.5 million; and an increase in travel expenses of $1.8 million; an increase in employee health insurance of $1.3 million; and an increase in company events expenses of $1.2 million; partially offset by an increase in software capitalization of $2.4 million.
General and Administrative
The following shows general and administrative expenses for the three months ended October 31, 2022 as compared to the three months ended October 31, 2021 (in thousands, except percentage):

	Three Months Ended October 31,		Change $	Change %
	2022	2021
General and administrative expenses	$84,148	$56,061	$28,087	50%
General and administrative expenses increased by $28.1 million, or 50%, for the three months ended October 31, 2022 compared to the three months ended October 31, 2021. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $14.4 million; an increase in employee-related expenses of $5.0 million, driven by a 51% increase in average headcount; an increase in legal expenses of $2.6 million; an increase in allocated overhead costs of $1.1 million; an increase in travel expenses of $1.0 million; an increase in consulting expenses of $0.8 million; and an increase in company events expenses of $0.5 million.

Interest Expense, Interest Income and Other Income (Expense), Net
The following shows interest expense and other income, net for the three months ended October 31, 2022 as compared to the three months ended October 31, 2021 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2022	2021
Interest expense	$(6,334)	$(6,403)	$69	(1)%
Interest income	$16,245	$1,019	$15,226	1,494%
Other income (expense), net	$750	$(329)	$1,079	(328)%
Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense, and accretion of debt discount for our Senior Notes issued in January 2021.
The increase in interest income for the three months ended October 31, 2022 compared to the three months ended October 31, 2021 was driven by an increase in market interest rates.
The increase in other income (expense), net for the three months ended October 31, 2022 compared to the three months ended October 31, 2021 was primarily due to an increase in mark-to-market adjustments of $0.6 million for our strategic investments; and a net increase of $0.5 million from fluctuations in foreign currency transaction gains.
Provision for Income Taxes
The following shows the provision for income taxes for the three months ended October 31, 2022 as compared to the three months ended October 31, 2021 (in thousands, except percentage):

	Three Months Ended October 31,		Change $	Change %
	2022	2021
Provision for income taxes	$8,870	$4,473	$4,397	98%
The increase in provision for income taxes of $4.4 million during the three months ended October 31, 2022 compared to the three months ended October 31, 2021 was primarily attributable to the tax impact from the intercompany sale of intellectual property.
Comparison of the Nine Months Ended October 31, 2022 and 2021
Revenue
The following shows total revenue from subscriptions and professional services for the nine months ended October 31, 2022 as compared to the nine months ended October 31, 2021 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2022	2021
Subscription	$1,513,397	$954,094	$559,303	59%
Professional services	90,472	66,490	23,982	36%
Total revenue	$1,603,869	$1,020,584	$583,285	57%
Total revenue increased by $583.3 million, or 57%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. Subscription revenue accounted for 94% of our total revenue for the nine months ended October 31, 2022, and 93% of our total revenue for the nine months ended October 31, 2021. Professional services revenue accounted for 6% of our total revenue for the nine months ended October 31, 2022, and 7% of our total revenue for the nine months ended October 31, 2021.

Subscription revenue increased by $559.3 million, or 59%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, which was primarily driven by a combination of the addition of new customers and the sale of additional endpoints and modules to existing customers. As of October 31, 2022, we had a total of 21,146 subscription customers, which represents 44% growth from October 31, 2021.
Professional services revenue increased by $24.0 million, or 36%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, which was primarily attributable to an increase in the number of professional service hours performed and an increase in services offerings that are not based on billable hours.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the nine months ended October 31, 2022 as compared to the nine months ended October 31, 2021 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2022	2021
Subscription	$362,258	$226,360	$135,898	60%
Professional services	63,369	44,241	19,128	43%
Total cost of revenue	$425,627	$270,601	$155,026	57%
Total cost of revenue increased by $155.0 million, or 57%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. Subscription cost of revenue increased by $135.9 million, or 60%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in subscription cost of revenue was primarily due to an increase in cloud hosting and related services cost of $73.2 million, driven by increased customer activity; an increase in employee-related expenses of $29.5 million, driven by a 49% increase in average headcount; an increase in stock-based compensation expense of $6.4 million; an increase in depreciation of internal-use software of $6.2 million; an increase in allocated overhead costs of $5.7 million; an increase in depreciation of data center equipment of $5.6 million; an increase in amortization of intangible assets of $2.8 million; an increase in software licenses and maintenance of $2.7 million; and an increase in hardware maintenance of $1.8 million.
Professional services cost of revenue increased by $19.1 million, or 43%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $11.2 million, driven by a 47% increase in average headcount; an increase in stock-based compensation expense of $3.6 million; an increase in consulting expense of $1.8 million; and an increase in allocated overhead costs of $1.6 million.
The following shows gross profit and gross margin for subscriptions and professional services for the nine months ended October 31, 2022 as compared to the nine months ended October 31, 2021 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2022	2021
Subscription gross profit	$1,151,139	$727,734	$423,405	58%
Professional services gross profit	27,103	22,249	4,854	22%
Total gross profit	$1,178,242	$749,983	$428,259	57%

	Nine Months Ended October 31,		Change %
	2022	2021
Subscription gross margin	76%	76%	—%
Professional services gross margin	30%	33%	(3)%
Total gross margin	73%	73%	—%
Subscription gross margin was relatively flat for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021.

Professional services gross margin decreased by 3% for the nine months ended October 31, 2022, compared to the nine months ended October 31, 2021. The decrease in professional services gross margin was primarily due to higher employee-related expenses and higher stock-based compensation expense during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021, partially offset by an increase in the number of professional service hours performed and an increase in services offerings that are not based on billable hours.
Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the nine months ended October 31, 2022 as compared to the nine months ended October 31, 2021 (in thousands, except percentage):

	Nine Months Ended October 31,		Change $	Change %
	2022	2021
Sales and marketing expenses	$657,970	$453,952	$204,018	45%
Sales and marketing expenses increased by $204.0 million, or 45%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $103.4 million, driven by a 45% increase in average headcount; an increase in stock-based compensation expense of $41.0 million; an increase in marketing programs of $19.4 million; an increase in allocated overhead costs of $12.7 million; an increase in travel expenses of $8.1 million; an increase in company events expenses of $7.1 million; and an increase in employee health insurance of $4.0 million.
Research and Development
The following shows research and development expenses for the nine months ended October 31, 2022 as compared to the nine months ended October 31, 2021 (in thousands, except percentage):

	Nine Months Ended October 31,		Change $	Change %
	2022	2021
Research and development expenses	$416,519	$266,265	$150,254	56%
Research and development expenses increased by $150.3 million, or 56%, for the nine months ended October 31, 2022, compared to the nine months ended October 31, 2021. This increase was primarily due to an increase in employee-related expenses of $71.3 million, driven by a 56% increase in average headcount; an increase in stock-based compensation expense of $49.4 million; an increase in allocated overhead costs of $11.3 million; an increase in cloud hosting and related services cost of $5.9 million; an increase in travel expenses of $4.1 million; an increase in company events expenses of $3.9 million; an increase in employee health insurance of $3.1 million; and an increase in software licenses and maintenance of $2.1 million; partially offset by an increase in software capitalization of $7.2 million.
General and Administrative
The following shows general and administrative expenses for the nine months ended October 31, 2022 as compared to the nine months ended October 31, 2021 (in thousands, except percentage):

	Nine Months Ended October 31,		Change $	Change %
	2022	2021
General and administrative expenses	$232,365	$148,780	$83,585	56%
General and administrative expenses increased by $83.6 million, or 56%, for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $56.4 million; an increase in employee-related expenses of $15.0 million, driven by a 55% increase in average headcount; an increase in legal expenses of $3.7 million; an increase in allocated overhead costs of $3.4 million; an increase in facilities expenses of $2.6 million; an increase in travel expenses of $1.9 million; and an increase in software licenses and maintenance of $1.3 million; partially offset by a decrease in consulting expenses of $6.8 million.
Interest Expense, Interest Income and Other Income, Net
The following shows interest expense and other income, net for the nine months ended October 31, 2022 as compared to the nine months ended October 31, 2021 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2022	2021
Interest expense	$(18,967)	$(18,929)	$(38)	—%
Interest income	$25,479	$2,654	$22,825	860%
Other income (expense), net	$5,835	$3,423	$2,412	70%
Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense and accretion of debt discount for our Senior Notes issued in January 2021.
The increase in interest income for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021 was driven by an increase in market interest rates.
The increase in other income, net for the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021 was primarily due to a net increase of $2.0 million from fluctuations in foreign currency transaction gains and an increase in mark-to-market adjustments of $0.5 million for our strategic investments.
Provision for Income Taxes
The following shows the provision for income taxes for the nine months ended October 31, 2022 as compared to the nine months ended October 31, 2021 (in thousands, except percentage):

	Nine Months Ended October 31,		Change $	Change %
	2022	2021
Provision for income taxes	$17,088	$58,773	$(41,685)	(71)%
The decrease in provision for income taxes of $41.7 million during the nine months ended October 31, 2022 compared to the nine months ended October 31, 2021 was primarily attributable to the tax impact from intercompany sale of intellectual property from Humio during the nine months ended October 31, 2021.
Liquidity and Capital Resources
Our primary sources of liquidity as of October 31, 2022, consisted of: (i) $2.5 billion in cash and cash equivalents, (ii) cash we expect to generate from operations, and (iii) available capacity under our $750.0 million senior secured revolving credit facility (the “A&R Credit Agreement”). We expect that the combination of our existing cash and cash equivalents, cash flows from operations, and the A&R Credit Agreement will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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
Since our inception, we have generated operating losses, as reflected in our accumulated deficit of $1.1 billion as of October 31, 2022. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to continue to make, particularly in sales and marketing and research and development. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.

We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2022, we had deferred revenue of $2.0 billion, of which $1.5 billion was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency forward contracts.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended October 31,
	2022	2021
Net cash provided by operating activities	$667,714	$415,066
Net cash used in investing activities	(237,518)	(470,856)
Net cash provided by financing activities	48,303	46,353
Net change in cash, cash equivalents and restricted cash	471,425	(11,100)
Operating Activities
Net cash provided by operating activities during the nine months ended October 31, 2022 was $667.7 million, which resulted from a net loss of $133.4 million, adjusted for non-cash charges of $568.1 million and net cash inflow of $233.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $374.2 million in stock-based compensation expense, $121.6 million of amortization of deferred contract acquisition costs, $53.6 million of depreciation and amortization, $12.3 million of amortization for intangibles assets, $6.8 million of non-cash operating lease costs and $2.3 million change in deferred income taxes, partially offset by $4.8 million change in the fair value of strategic investments. The net cash inflow from changes in operating assets and liabilities was primarily due to $486.2 million increase in deferred revenue, $25.0 million increase in accounts payable, $21.8 million increase in accrued expenses and other liabilities, and $21.6 million increase in accrued payroll and benefits, partially offset by $183.3 million increase in deferred contract acquisition costs, $117.2 million increase in accounts receivable, net, $14.1 million increase in prepaid expenses and other assets, and $7.0 million decrease in operating lease liabilities.
Investing Activities
Net cash used in investing activities of $237.5 million during the nine months ended October 31, 2022 was primarily due to the purchases of property and equipment of $179.6 million, capitalized internal-use software and website development costs of $20.7 million, business acquisitions, net of cash acquired, of $18.5 million, which was primarily related to the Reposify acquisition, and purchase of strategic investments of $18.0 million.
Financing Activities
Net cash provided by financing activities of $48.3 million during the nine months ended October 31, 2022 was primarily due to the proceeds from our employee stock purchase plan of $34.4 million, $9.1 million of capital contributions from non-controlling interest holders, and proceeds from the exercise of stock options of $6.4 million, partially offset by the repayment of a loan acquired through Reposify of $1.6 million.

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

Statement of Operations	Nine Months Ended October 31, 2022

(in thousands)
Revenue	$1,603,869
Cost of revenue	453,618
Operating expenses	1,324,444
Loss from operations	(174,192)
Net loss	(175,584)
Net loss attributable to CrowdStrike	(175,584)

Balance Sheets	October 31, 2022	January 31, 2022

	(in thousands)
Current assets (excluding intercompany receivables from non-Guarantors)	$3,097,620	$2,499,941
Intercompany receivables from non-Guarantors	24,224	11,900
Noncurrent assets	1,371,362	1,201,620
Current liabilities	1,762,088	1,363,873
Noncurrent liabilities (excluding intercompany payable to non-Guarantors)	1,309,018	1,165,807
Intercompany payable to non-Guarantors	263,820	276,919
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

Contractual Obligations and Commitments
Contractual Obligations
During the nine months ended October 31, 2022, there were no significant changes to our debt obligations related to the Senior Notes, or our contractual obligations under our non-cancelable real estate arrangements other than what we disclosed below, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022.
We have non-cancelable data center commitments totaling $141.6 million as of October 31, 2022, of which $83.7 million is due in more than 12 months. We also have non-cancelable purchase commitments with various parties to purchase products and services entered in the normal course of business totaling $117.3 million as of October 31, 2022, of which $100.4 million is due in more than 12 months. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
The contractual commitment amounts above are associated with agreements that are enforceable and legally binding. Obligations under contracts, including purchase orders, that we can cancel without a significant penalty are excluded.
Other Obligations
In October 2021, we entered into a new private pricing addendum with Amazon Web Services (“AWS”), which provides us with cloud computing infrastructure. Under the new pricing addendum, we committed to purchase a minimum of $600.0 million of cloud services from AWS through September 2026. As of October 31, 2022, we have utilized $223.6 million of this commitment. We expect to meet our remaining commitment with AWS.
As of October 31, 2022, our unrecognized tax benefits included $4.7 million which were classified as long-term liabilities due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits.
As of October 31, 2022, we have entered into non-cancelable operating leases with terms greater than 12 months that have not yet commenced with undiscounted future minimum payments of approximately $18.7 million. These operating leases are expected to commence during the fourth quarter of fiscal 2023 with lease terms up to six years.
Indemnification
Our subscription agreements contain standard indemnification obligations. Pursuant to these agreements, we will indemnify, defend, and hold the other party harmless with respect to a claim, suit, or proceeding brought against the other party by a third party alleging that our intellectual property infringes upon the intellectual property of the third party, or results from a breach of our representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. Typically, these indemnification provisions do not provide for a maximum potential amount of future payments we could be required to make. However, in the past we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheets as of October 31, 2022 or January 31, 2022.
We also agreed to indemnify our directors and certain executive officers for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited. However, our director and officer liability insurance policy mitigates our exposure. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheets as of October 31, 2022 or January 31, 2022.

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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended October 31, 2022, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2022, filed with the SEC on March 16, 2022.
Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice our customers at contract signing prior to commencement of subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. As of October 31, 2022, we had backlog of approximately $782.2 million. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
Seasonality
Given the annual budget approval process of many of our customers, we see seasonal patterns in our business. Net new ARR generation is typically greater in the second half of the year, particularly in the fourth quarter, as compared to the first half of the year. In addition, we also experience seasonality in our operating margin, typically with a lower margin in the first half of our fiscal year due to a step up in costs for payroll taxes, new hires, and annual sales and marketing events. This also impacts the timing of operating cash flow.
Employees
As of October 31, 2022, we had 6,959 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in bank deposits and money market funds. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair value of our investments. As of October 31, 2022, we had cash and cash equivalents of $2.5 billion and no marketable securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, the effect of a hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our portfolio as of October 31, 2022. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to our revolving credit facility and the Senior Notes. The interest on the revolving credit facility is tied to short term interest rate benchmarks including the Term SOFR. The interest rate on the Senior Notes is fixed.
Foreign Currency Risk
To date, nearly all of our sales contracts have been denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Australian Dollar, and Euro. The functional currency of our foreign subsidiaries is that country’s local currency. Foreign currency transaction gains and losses are recorded to other income, net. A hypothetical 10% adverse change in the U.S. dollar against other currencies would have resulted in an increase in operating loss of approximately $38.9 million and $21.3 million for the nine months ended October 31, 2022 and October 31, 2021, respectively. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Inflation Rate Risk
We do not believe that inflation had a material effect on our business, financial conditions or results of operations during the nine months ended October 31, 2022. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2022. Based on the evaluation of our disclosure controls and procedures as of October 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from 2,309 employees as of January 31, 2020, to 6,959 employees as of October 31, 2022. Although we have experienced rapid growth historically, we may not sustain our current growth rates and our investments to support our growth may not be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:

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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced net losses of $234.8 million, $92.6 million, and $141.8 million for fiscal 2022, fiscal 2021, and fiscal 2020, respectively. As of October 31, 2022, we had an accumulated deficit of $1.1 billion. While we have experienced significant growth in revenue in recent periods, we cannot assure you when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our total revenue or improvements in our results of operations. We also have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
If organizations do not adopt cloud-based SaaS-delivered endpoint security solutions, our ability to grow our business and results of operations may be adversely affected.

We believe our future success will depend in large part on the growth, if any, in the market for cloud-based SaaS-delivered endpoint security solutions. The use of SaaS solutions to manage and automate security and IT operations is at an early stage and rapidly evolving. As such, it is difficult to predict its potential growth, if any, customer adoption and retention rates, customer demand for our solutions, customer consolidation on our platform, or the success of existing competitive products. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our solutions and those of our competitors. If our solutions do not achieve widespread adoption or there is a reduction in demand for our solutions due to a lack of customer acceptance, technological challenges, competing products, privacy concerns, decreases in corporate spending, weakening economic conditions or otherwise, it could result in early terminations, reduced customer retention rates, or decreased revenue, any of which would adversely affect our business, results of operations, and financial results. We do not know whether the trend in adoption of cloud-based SaaS-delivered endpoint security solutions we have experienced in the past will continue in the future. Furthermore, if we or other SaaS security providers experience security incidents, loss or disclosure of customer data, disruptions in delivery, or other problems, the market for SaaS solutions as a whole, including our security solutions, could be negatively affected. You should consider our business and prospects in light of the risks and difficulties we encounter in this new and evolving market.
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

To expand our customer base, we need to convince potential customers to allocate a portion of their discretionary budgets to purchase our Falcon platform. Our sales efforts often involve educating our prospective customers about the uses and benefits of our Falcon platform. Enterprises and governments that use legacy security products, such as signature-based or malware-based products, firewalls, intrusion prevention systems, and antivirus, for their IT security may be hesitant to purchase our Falcon platform if they believe that these products are more cost effective, provide substantially the same functionality as our Falcon platform or provide a level of IT security that is sufficient to meet their needs. We may have difficulty convincing prospective customers of the value of adopting our solution. Even if we are successful in convincing prospective customers that a cloud native platform like ours is critical to protect against cyberattacks, they may not decide to purchase our Falcon platform for a variety of reasons, some of which are out of our control. For example, any deterioration in general economic conditions, including a downturn due to the geopolitical environment, the outbreak of diseases such as COVID-19 or inflation (as well as government policies such as raising interest rates in response to inflation), may cause our current and prospective customers to delay or cut their overall security and IT operations spending, and such delays or cuts may fall disproportionately on cloud-based security solutions like ours. Economic weakness, customer financial difficulties, and constrained spending on security and IT operations may result in decreased revenue, reduced sales, an increase in multi-phase subscription start dates, shorter terms for customer subscriptions, lengthened sales cycles, increased churn, lower demand for our products, and adversely affect our results of operations and financial conditions. Furthermore, we may need to exercise more flexibility in customer payment terms as customers navigate a more challenging economic environment. Additionally, if the incidence of cyberattacks were to decline, or be perceived to decline, or if organizations adopt endpoints that use operating systems we do not adequately support, our ability to attract new customers and expand sales of our solutions to existing customers could be adversely affected. If organizations do not continue to adopt our Falcon platform, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations, and financial condition would be harmed.
If our customers do not renew their subscriptions for our products and add additional cloud modules to their subscriptions, our future results of operations could be harmed.

In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions for our Falcon platform when existing contract terms expire, and that we expand our commercial relationships with our existing customers by selling additional cloud modules and by deploying to more endpoints in their environments. Our customers have no obligation to renew their subscription for our Falcon platform after the expiration of their contractual subscription period, which is generally one year, and in the normal course of business, some customers have elected not to renew. In addition, customers that previously signed multi-year subscription contracts may renew for shorter contract subscription lengths, and customers may cease using certain cloud modules altogether. Even if customers choose to renew their subscription of certain cloud modules, they may decline to purchase additional cloud modules or choose not to consolidate onto our Falcon platform. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, our pricing, customer security and networking issues and requirements, our customers’ spending levels, decreases in the number of endpoints to which our customers deploy our solutions, mergers and acquisitions involving our customers, industry developments, competition and general economic and geopolitical conditions. If our efforts to maintain and expand our relationships with our existing customers are not successful, our business, results of operations, and financial condition may materially suffer.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.

Our revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our Falcon platform. Customers often view the subscription to our Falcon platform as a significant strategic decision and, as a result, frequently require considerable time to evaluate, test and qualify our Falcon platform prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens and adds uncertainty to our sales cycle. In addition, uncertain economic conditions may lead to additional scrutiny of budgets by current and prospective customers, which has resulted in, for example, longer sales cycles for products and services, and may result in shifting demand for IT products and services, and slower adoption of new technologies.
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
•economic difficulties confronting our customers, which may impact the number of modules or endpoint deployments they are willing or able to purchase;

•future accounting pronouncements or changes in our accounting policies or practices;
•negative media coverage or publicity;
•political events;
•the amount and timing of operating costs and capital expenditures related to the expansion of our business; and
•increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates.
Furthermore, our business and revenues are impacted by global economic and geopolitical conditions. Volatile financial markets, inflation, rising interest rates, supply chain challenges, political turmoil and other disruptions to global and regional economies and markets continue to add uncertainty to macroeconomic conditions. Any continued or further uncertainty, weakness or deterioration in economic conditions or the geopolitical environment could harm our business and results of operations. In addition, we experience seasonal fluctuations in our financial results as we typically receive a higher percentage of our annual orders from new customers, as well as renewal orders from existing customers, in the second half of the fiscal year as compared to the first half of the year due to the annual budget approval process of many of our customers. In addition, we also experience seasonality in our operating margin, typically with a lower margin in the first half of our fiscal year. Any of the above factors, individually or in the aggregate, may result in significant fluctuations in our financial and other results of operations from period to period. As a result of this variability, our historical results of operations should not be relied upon as an indication of future performance. Moreover, this variability and unpredictability could result in our failure to meet our operating plan or the expectations of investors or analysts for any period. If we fail to meet such expectations for these or other reasons, our stock price could fall substantially, and we could face costly lawsuits, including securities class action suits.
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
We derived approximately 26%, 28%, 28% and 31% of our total revenue from our international customers for fiscal 2020, fiscal 2021, fiscal 2022 and the nine months ended October 31, 2022, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
Additionally, nearly all of our sales contracts are currently denominated in U.S. dollars. However, a strengthening of the U.S. dollar could increase the cost of our solutions to our international customers, which could adversely affect our business and results of operations. In addition, an increasing portion of our operating expenses is incurred outside the United States; is denominated in foreign currencies, such as the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, and Japanese Yen; and is subject to fluctuations due to changes in foreign currency exchange rates. If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected.
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

The COVID-19 pandemic has impacted worldwide economic activity and financial markets. We have previously taken and may in the future take precautionary measures intended to mitigate the spread of the virus and minimize the risk to our employees, customers, partners, and the communities in which we operate to respond to developments relating to the COVID-19 pandemic, including developments relating to infection rates, disease variants, vaccination progress and efficacy, and evolving public health guidance. These measures could, for example, negatively affect our customer success efforts, delay and lengthen our sales cycles, impact our sales and marketing efforts, slow our international expansion efforts, increase cybersecurity risks, and create operational or other challenges, any of which could harm our business and results of operations.
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

Recent legal developments in the European Economic Area (“EEA”), including recent rulings from the Court of Justice of the European Union (“CJEU”) and from various EU member state data protection authorities, have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA, including in the context of Website cookies. Similar complexities and uncertainties also apply to transfers from the U.K. to third countries. While we have taken steps to mitigate the impact on us, such as implementing the European Commission’s standard contractual clauses (“SCCs”), the efficacy and longevity of these mechanisms remains uncertain. Moreover, on June 4, 2021, the European Commission adopted new SCCs, which impose on companies additional obligations relating to personal data transfers out of the EEA, including the obligation to update internal privacy practices, conduct transfer impact assessments and, as required, to implement additional security measures. The new SCCs may increase the legal risks and liabilities under EU laws associated with cross-border data transfers, and result in material increased compliance and operational costs. While the European Commission announced in March 2022 that an agreement in principle had been reached between EU and U.S. authorities regarding a new transatlantic data privacy framework, no formal agreement has been finalized, and any such agreement, if formalized, is likely to face challenge at the CJEU. Moreover, although the U.K. currently has an adequacy decision from the European Commission, such that SCCs are not required for the transfer of personal data from the EEA to the U.K., that decision will sunset in June 2025 unless extended and it may be revoked in the future by the European Commission if the U.K. data protection regime is reformed in ways that deviate substantially from the GDPR. Adding further complexity for international data flows, in March 2022, the U.K. adopted its own International Data Transfer Agreement (IDTA) for transfers of personal data out of the U.K. to so-called third countries, as well as an international data transfer addendum (UK Addendum) that can be used with the SCCs for the same purpose. The EU has also proposed legislation that would regulate non-personal data and establish new cybersecurity standards, and other countries, including the U.K., may similarly do so in the future. If we are otherwise unable to transfer data, including personal data, between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. While we have implemented new controls and procedures to comply with the requirements of the GDPR, U.K. GDPR and the data privacy and security laws of other jurisdictions in which we operate, such procedures and controls may not be effective in ensuring compliance or preventing unauthorized transfers of personal data.
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
Sales of a substantial number of shares of our Class A common stock in the public market, including shares of Class A stock that have been converted from shares of Class B common stock, and particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock. As of November 18, 2022, we had 218,281,791 shares of Class A common stock outstanding and 16,112,009 shares of Class B common stock outstanding.
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
As of October 31, 2022, our executive officers, directors, one of our current stockholders and its respective affiliates held, in aggregate, 42% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale or other liquidity event and might ultimately affect the market price of our common stock.

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
As of October 31, 2022, we had $750.0 million principal amount of indebtedness outstanding (excluding intercompany indebtedness) and there is additional availability under our revolving facility of up to $750.0 million (excluding issued but undrawn letters of credit). Our indebtedness could have important consequences, including:
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
In addition, the Organization for Economic Cooperation and Development (“OECD”) has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. A significant majority of countries in the OECD’s Inclusive Framework have agreed in principle to a proposed solution to address the tax challenges arising from the digitalization of the economy, including joining a two-pillar plan to reform international taxation rules and ensure that multinational enterprises pay a fair share of tax wherever they operate. The first pillar is focused on the allocation of taxing rights between countries for in-scope multinational enterprises that sell goods and services into countries with little or no local physical presence and is intended to apply to multinational enterprises with global revenue above 20 billion euro and certain other criteria. The second pillar is focused on developing a global minimum tax rate of at least 15 percent applicable to in-scope multinational enterprises and is intended to apply to multinational enterprises with annual consolidated group revenue in excess of 750 million euro. While substantial work remains to be completed by the OECD and national governments on the implementation of these proposals, future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. The OECD’s proposed solution envisages new international tax rules and the removal of all Digital Services Taxes (“DST”). Notwithstanding this, some countries, in the European Union and beyond, continue to operate a DST regime to capture tax revenue on digital services more immediately. Such laws may increase our tax obligations in those countries or change the manner in which we operate our business.
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
ITEM 2. UNREGISTERED SHARES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 3, 2022, we issued approximately $1.1 million of shares of our Class A common stock, subject to service-based vesting and other conditions, to an individual Reposify shareholder in connection with our acquisition of Reposify. The transaction was exempt from registration under Section 4(a)(2) of the Securities Act.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On October 19, 2022, our board of directors approved revisions to our Outside Director Compensation Policy (the “Director Compensation Policy”) to allow non-employee directors to elect to take their cash compensation in the form of restricted stock units. The revisions to the Director Compensation Policy were effective as of October 19, 2022.
ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38933	3.1	06/14/19
3.2	Bylaws of the Registrant, as currently in effect.	8-K	001-38933	3.2	06/14/19
10.1	Outside Director Compensation Policy, as amended on October 19, 2022.					X
22.1	List of Subsidiary Guarantors	S-3ASR	333-252007	22.1	01/11/21
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on the day of November 29, 2022.

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere Chief Financial Officer (Principal Financial Officer)

By:	/s/ Anurag Saha
Anurag Saha Chief Accounting Officer (Principal Accounting Officer)