Form 10-K
period 2023-01-31
CrowdStrike Holdings, Inc.
filed 2023-03-09
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on July 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Select Market on such date was approximately $42.8 billion.
As of February 28, 2023, the number of shares of the registrant’s Class A common stock outstanding was 222,937,242, and the number of shares of the registrant’s Class B common stock outstanding was 12,926,743.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

CROWDSTRIKE HOLDINGS, INC.

		Page No.
	Part I
Item 1.	Business	4
Item 1A.	Risk Factors	20
Item 1B.	Unresolved Staff Comments	53
Item 2.	Properties	53
Item 3.	Legal Proceedings	53
Item 4.	Mine Safety Disclosures	54
	Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Issuer Purchases of Equity Securities	55
Item 6.	[Reserved]	56
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	57
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	72
Item 8.	Financial Statements and Supplementary Data	73
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	109
Item 9A.	Controls and Procedures	110
Item 9B.	Other Information	111
Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections	111
	Part III
Item 10.	Directors, Executive Officers and Corporate Governance	111
Item 11.	Executive Compensation	111
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	111
Item 13.	Certain Relationships and Related Transactions and Director Independence	111
Item 14.	Principal Accountant Fees and Services	111
	Part IV
Item 15.	Exhibits, Financial Statement Schedules	111
Item 16.	Form 10-K Summary	112
	Signatures	116
	Power of Attorney	117

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report on Form 10-K other than statements of historical fact, including statements regarding our future operating results and financial position, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “could,” “would,” “project,” “plan,” “expect” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.
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
•macroeconomic factors, including inflation and instability in the global credit and financial markets;
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

PART I
ITEM 1. BUSINESS
Overview
Founded in 2011, CrowdStrike reinvented cybersecurity for the cloud era and transformed the way cybersecurity is delivered and experienced by customers. When we started CrowdStrike, cyberattackers had an asymmetric advantage over legacy cybersecurity products that could not keep pace with rapid changes in adversary tactics. We took a fundamentally different approach to solve this problem with the CrowdStrike Falcon platform – the first, true cloud-native platform capable of harnessing vast amounts of security and enterprise data to deliver highly modular solutions through a single lightweight agent. Our pioneering platform approach keeps customers ahead of attackers by automatically detecting and preventing threats to stop breaches.
We believe our approach has defined a new category called the Security Cloud, which has the power to transform the cybersecurity industry the same way the cloud has transformed the customer relationship management, human resources, and service management industries. Using cloud-scale AI, our Security Cloud enriches and correlates trillions of cybersecurity events per week with indicators of attack, threat intelligence and enterprise data (including data from across endpoints, workloads, identities, IT assets and configurations) to create actionable information, identify shifts in adversary tactics and automatically detect and prevent threats in real-time across our customer base. The more data that is fed into our Falcon platform, the more intelligent our Security Cloud becomes, and the more our customers benefit, creating a powerful network effect that increases the overall value we provide.
CrowdStrike: The Architectural Purpose Behind the Platform
Our Falcon platform was purpose-built in the cloud to harness the power of data to deliver the next generation of automated protection and provide threat hunters with the intelligence required to stop sophisticated attacks, including non-malware based attacks. This approach has made CrowdStrike an industry leader in protection across endpoints, cloud workloads, identity and data (capable of protecting workloads across on-premise, virtualized, and cloud-based environments running on a variety of endpoints such as desktops, laptops, servers, virtual machines, cloud workloads, cloud containers, mobile, and IoT devices) and enables us to rapidly scale this best in class protection across new and emerging areas of enterprise risk.
Today, we offer 23 cloud modules on our Falcon platform via a SaaS subscription-based model that spans multiple large markets, including corporate workload security, managed security services, security and vulnerability management, IT operations management, identity protection, log management, threat intelligence services, and data protection.
Our Falcon platform is composed of tightly integrated, proprietary technologies that enable us to deliver superior protection and performance, while reducing customer complexity. Our Falcon platform consists of our easily deployed, intelligent lightweight agent, and our groundbreaking graph technology.
Our single, lightweight-agent approach has changed how organizations experience cybersecurity, delivering protection without impacting the user, resources or productivity. With the lightweight agent installed on each endpoint or cloud workload, our Falcon platform automates detection and prevention capabilities in real time across our entire global customer base. This also enables our Falcon platform to intelligently ingest data once and stream high fidelity data back into the Security Cloud to be re-used for multiple use cases, continuously improve our Falcon platform’s AI algorithms and make its real-time decision-making faster and smarter to keep customers ahead of changing adversary tactics.
Our graph technology correlates and contextualizes the vast data of our Security Cloud so we can collect data once and reuse it repeatedly to deliver solutions that solve our customers’ biggest problems. The highly advanced graph technologies underpinning the Falcon platform now include:
Our Threat Graph, which uses a combination of AI and behavioral pattern-matching techniques to correlate and analyze trillions of cybersecurity events, enriched with threat intelligence, and third-party data to identify and link threat activity together to automatically prevent threats in real time across CrowdStrike’s global customer base. This also provides customers with increased visibility of attacks for proactive threat hunting and timely detection and remediation of novel threats.

Our Intel Graph, which analyzes and correlates data and threat intelligence to visualize the connections between adversaries and attacks to help customers prioritize investigations and gain a deep understanding of the threat landscape. The latest intel on adversaries, tactics, techniques, and procedures is delivered seamlessly within the CrowdStrike Falcon platform and is mapped to the MITRE ATT&CK® framework.
Our Asset Graph, which dynamically monitors and tracks the complex interactions among assets, providing a single holistic view of the risks those assets pose. Asset Graph provides graph visualizations of the relationships among all assets such as devices, users, accounts, applications, cloud workloads and operations technology (“OT”), along with the rich context necessary for proper security hygiene and proactive security posture management to reduce risk in their organizations — without impacting IT.
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
This is why we believe our Security Cloud and our cloud-native architecture creates a fundamental differentiator from our competitors. The expansive amount of high fidelity data crowdsourced and captured in our Security Cloud enables the continuous training of our algorithms. We call this cloud-scale AI. Our technology is uniquely effective because we not only have a massive amount of high fidelity data to continuously train our AI models but also because we couple that data with deep human cybersecurity expertise, which supports our industry-leading efficacy and low false positives.
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
Industry Background: The Trends Driving a Need for a New Approach to Security
We believe there are a number of important trends that drive the need for a new approach to security. These include:
•The Increasing Sophistication and Disruption of Cybersecurity Threats: The sophistication of adversaries continues to increase as militaries and intelligence services of well-funded nation-states, technically advanced criminal organizations and hackers use advanced, easily obtained methods of attack – including non-malware based attacks that exploit user identities and credentials. These attacks are pervasive, targeting a broad range of industries including technology, transportation, healthcare, financial services, governments and political organizations, utility, retail, and public infrastructure. The number and scale of attacks continue to increase. The typical attack cycle starts with attackers attempting to penetrate endpoints to establish a beachhead. Once inside, adversaries steal and exploit legitimate credentials to escalate privileges, move laterally and progress and attack, often downloading malware or ransomware. At this stage in the threat lifecycle, the adversary is able to encrypt, destroy, or silently exfiltrate sensitive data.
•An Expanded Attack Surface Driven By Hybrid and Remote Workforces: Organizations everywhere are embracing digital transformation and are becoming more distributed as they adopt the cloud, increase workforce mobility, and grow their number of connected devices. They are adding more workloads to a myriad of different endpoints beyond the traditional cybersecurity perimeter, exposing an increasingly broad attack surface to adversaries. This existing trend was accelerated significantly with the need to support an increasingly remote workforce in 2020 due to the COVID-19 pandemic and we believe this trend continues today. In addition, technologies like Cloud and Containers are being adopted quickly, but rather than becoming full-scale replacements, they are often being used as supplements to existing on-premise, bare metal, and virtualized workloads.
•A Growing Cyber Skills Gap: Trained cybersecurity professionals are in high demand, and organizations continue to face a dire shortage of talent to fill much needed cybersecurity positions. As a result, existing cybersecurity teams are often overwhelmed by the velocity of cyberattacks. Adversaries exploit this vacuum by continuing to accelerate their sophisticated attacks.

•The Need to Reduce Complexity and Simplify Security Operations: Organizations are increasingly looking to reduce the complexity of their security and IT stack. Modern security requires fewer point products, fewer agents and technologies that consume fewer resources. Increasingly, organizations are looking to standardize on trusted platforms that deliver an immediate return on investment and lower total cost of ownership.
Competitive Market: Existing Security Solutions Are Limited and Exacerbate Ongoing Trends:
We believe the aforementioned trends are exacerbated by the architectural limitations of legacy cybersecurity products, which are characterized by:
•On-Premise Security and Bolt-On Cloud Products That Lead to Constrained and Impacted Users: On-premise products are siloed, lack integration, and have limited ability to collect, process, and analyze vast amounts of data—attributes that are required to be effective in today’s increasingly dynamic threat landscape. Meanwhile, these solutions often require more agents on the endpoint as new capabilities are patchworked together, which can have a dramatic negative impact on user performance.
Many on-premise vendors have since tried to solve this problem by simply extending on-premise products to the cloud. Since their products were not purpose built to run in the cloud, traditional on-premise issues – complex to deploy, siloed nature, lack of integration, limited ability to scale, costly to maintain – continue to manifest. We believe that any product that was originally designed for on-premise deployments and migrated to the cloud cannot by definition be a cloud native solution.
•Legacy Signature-Based Products That Are Not Effective Against Unknown Threats: Signature-based products are designed to detect attacks that are already cataloged as previously identified threats. As a result, such products are fundamentally unable to prevent unknown threats resulting from shifts in attacker tradecraft. It often only takes a slight modification on the part of the attacker to bypass signatures. Many significant breaches seen in the last two decades have involved the failure of a legacy signature-based antivirus product to detect a previously unknown or modified version of a previously known attack.
•Malware-Focused Machine Learning Products That Miss Sophisticated Attacks: Traditionally, organizations have focused on protecting their networks and endpoints against malware-based attacks. These attacks involve malware built for the specific purpose of performing malicious activities, stealing data, or destroying systems. We have observed that over 60% of attacks comprise non-malware, hands-on-keyboard activity. Therefore, a malware-centric defensive approach will leave the organization vulnerable to attacks that do not leverage malware.
•Application Whitelisting Products That Are Ineffective: Application whitelisting products resort to an “always allow” or “always block” policy on an endpoint to allow or prevent processes from executing. Whitelisting relies in part on manually creating and maintaining a complex list of rules, burdening end users and IT organizations. This does not prevent fileless attacks from exploiting legitimate whitelisted applications, compromising the integrity of the whitelisting product.
CrowdStrike: Built for This Moment and the Future
We believe that the cloud-native architecture of the Falcon platform and Security Cloud provides a sustainable advantage in addressing the needs of our customers as their businesses and the threat landscape continues to evolve.
We offer our customers compelling business value that includes ease of adoption, rapid time-to-value, superior efficacy rates in detecting threats and preventing breaches, and reduced total cost of ownership by consolidating legacy, siloed, and multi-agent security products in a single solution. We also allow thinly-stretched security organizations to automate previously manual tasks, freeing them to focus on their most important objectives. With the Falcon platform, organizations can transform how they combat threats, transforming from slow, manual, and reactionary to fast, automated, and predictive, while gaining visibility across the threat lifecycle.

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
•Consolidation of Siloed Products: Integrating and maintaining numerous security products creates blind spots that attackers can exploit, is costly to maintain and negatively impacts user performance. Our cloud-native platform approach gives customers a unified approach to address their most critical areas of risk seamlessly. We empower customers to rapidly deploy and scale industry leading technologies across endpoint detection and response (“EDR”) and Extended Detection and Response (“XDR”), Identity Threat Protection, Threat Intelligence, ITSecOps and Risk, Cloud Security, and Modern Log Management from a single platform.
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
•Elite Security Teams as a Force Multiplier: As adversaries continue to employ sophisticated non-malware attacks that exploit user credentials and identities, automation and autonomous security are no longer sufficient on their own. Stopping today’s sophisticated attacks requires a combination of powerful automation and elite threat hunting. Falcon Complete provides a comprehensive monitoring, management, response, and remediation solution to our customers and is designed to bring enterprise level security to companies that may lack enterprise level resources.
CrowdStrike Falcon OverWatch combines world-class human intelligence from our elite security experts with the power of the Security Cloud. OverWatch is a force multiplier that extends the capabilities and improves the productivity of our customers’ security teams. Because our world-class team can see attacks across our entire customer base, their expertise is enhanced by their constant visibility into the threat landscape. Additionally, the insights of our OverWatch team can then be leveraged by the Falcon platform to further enhance its autonomous capabilities, creating a positive feedback loop for our customers.
•Alleviating the Skills Shortage through Automation: CrowdStrike automates manual tasks to free security teams to focus on their most important job – stopping the breach. Our Falcon Fusion module automates workflows to reduce the need to switch between different security tools and tasks, while our Falcon Insight XDR module provides a unified solution that enables security teams to rapidly and efficiently identify, hunt, and eliminate threats across multiple security domains.
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

Enforcing Zero Trust Across the Pillars of Modern Enterprise Security
As modern attacks and adversaries grow more sophisticated, CrowdStrike believes that stopping breaches in the modern era requires security that delivers unified visibility and protection across three critical areas: Endpoint and Cloud workloads, Identity Threat Protection and Data Protection.
Eighty percent of breaches today use stolen credentials and identities. Stopping these advanced attacks requires a Zero Trust approach that delivers true end-to-end protection across workloads, identities, and data. CrowdStrike is able to natively enforce Zero Trust protection at the device layer, the identity layer, and the data layer, extending our bold vision for security by driving modern Defense in Depth to the enterprise.
By delivering these powerful capabilities through a unified platform, CrowdStrike is able to connect the endpoint and workload to user identity, and the data that is being used and accessed. Customers can see the full health and state of endpoints and workloads, in context with the identity that is using and accessing them, aligned with where data is being created, who is using it, where it flows and how it is protected. CrowdStrike delivers this through a unified platform experience. This is how CrowdStrike believes security should and must be delivered today to combat advanced adversaries and stop breaches in the modern era. This means security solutions that are: a) Easy to deploy; b) Easy to manage; and c) Highly effective, without interference on good user behavior.
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
Our Falcon platform is composed of two tightly integrated proprietary technologies: our lightweight agent and our Security Cloud. The Falcon platform offers a unified set of cloud-delivered technologies that power a wide range of modules across EDR and XDR, Identity Threat Protection, Threat Intelligence, ITSecOps and Risk, Cloud Security, and Modern Log Management. The Falcon platform also encompasses recently acquired technologies where integration may be ongoing. We can rapidly and cost effectively develop and deliver additional cloud modules on our Falcon platform without the need for additional agents, and are expanding options for our new customers to test modules on a trial basis and in-application trials for existing customers.
Our expanding set of open APIs allows customers and partners to build their own capabilities on top of the Falcon platform. With our Falcon platform, we can crowdsource data and deliver a variety of cloud modules to detect and stop breaches. Our modules address the most critical areas of enterprise risk and friction.
CrowdStrike Falcon Platform: Our Cloud Modules
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

•Discover for Cloud and Containers—Cloud Service Discovery. Discover for Cloud and Containers delivers comprehensive visibility of cloud assets, security configurations, workloads and containers across multi-cloud environments so customers can mitigate risks and reduce their attack surface.
Endpoint Security and XDR
•Falcon Prevent—Next-Generation Antivirus. Falcon Prevent provides next-generation antivirus capabilities to customers, delivering comprehensive protection to defend customers against both malware and fileless attacks.
•Falcon Insight XDR—Endpoint Detection and Response. With industry-leading EDR at its core, Falcon Insight XDR synthesizes cross-domain telemetry and activates extended capabilities with one unified, threat-centric command console to unlock cross-domain detections, investigations and responses across the security stack.
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
Security and IT Operations
•Falcon Discover—IT Hygiene and IoT. Falcon Discover identifies rogue systems and applications in our customers’ networks, and monitors the use of privileged user accounts anywhere in a customer’s environments. The module also enables use cases outside of security, such as application license management, Amazon Web Services (“AWS”) spend analysis, and asset inventory. New enhancements in Falcon Discover for IoT minimize risk for IoT/OT (“Other Technology”) devices with comprehensive asset visibility, monitoring, and security hygiene.
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
•Falcon Forensics—Forensic Data for Analysis of Cybersecurity Incidents. Based on years of incident response experience and forensics investigative services from CrowdStrike’s leading services team, Falcon Forensics streamlines the collection of point-in-time and historic forensic triage data for robust analysis of cybersecurity incidents, threat hunting as well as enabling responders to quickly identify relevant evidence of an intrusion with preset dashboards, allowing for rapid investigation, triage and remediation.
•Falcon FileVantage—File Integrity Monitoring. Falcon FileVantage reduces compliance complexity by building in the services an additional agent would normally provide, including being able to monitor all files on the protected systems. This in turn provides alerts and reports to help meet various compliance requirements imposed by the Payment Card Industry (“PCI”), the Center for Internet Security (“CIS”) Controls, and Sarbanes-Oxley.
Managed Services
•Falcon Complete—Turnkey Security Solution. Falcon Complete provides comprehensive monitoring, management, response, and remediation solution to our customers and is designed to bring enterprise level security to companies that may lack enterprise level resources. It is backed by an underwritten limited warranty policy for breaches. We also offer Falcon Cloud Workload Protection Complete, Falcon Identity Threat Protection Complete, and Falcon Complete LogScale as add-ons to our Falcon Complete solution to extend its capabilities to include our cloud workload protection, identity protection, and log management modules.

•Falcon OverWatch—Threat Hunting. Falcon OverWatch is a threat hunting solution that consists of an elite team of dedicated security experts who work with the power of Threat Graph to proactively hunt on telemetry collected in the platform around the clock 24/7/365 to identify novel threats and attacks that might otherwise go unnoticed by security teams and the tools they use to monitor and detect advancing new threats in support of our customers.
Threat Intelligence
•Falcon Intelligence—Threat Intelligence. Falcon Intelligence integrates threat intelligence into endpoint protection and provides automated analysis of detected threats to provide insight into the capabilities, motivation and attribution of attacks. In addition to the standard Falcon Intelligence offering, we also offer premium options that include global threat research and reporting from our team of intelligence analysts.
•Falcon Search Engine—Malware Search. Falcon Search Engine enables customers to search in real time across over 8 petabytes of malware collected in our Falcon platform and indexed by our proprietary binary data indexing technology.
•Falcon Sandbox—Malware Analysis. Falcon Sandbox allows our customers to analyze unknown files for malicious behavior by detonating them safely in virtual machines.
•Falcon Intelligence Recon—Situational Awareness. Falcon Intelligence Recon allows our customers to identify and mitigate digital risks on the hidden areas of the clear, deep and dark web. These risks include, but are not limited to, digital fraud, data theft exposure, social media impersonations.
•Falcon Surface—External Attack Surface Management. Falcon Surface (previously, Reposify) allows customers to discover and map all internet-facing assets to shut down potential exposures with guided mitigation plans to reduce the attack surface and organizational risk.
Identity Protection
•Falcon Identity Threat Protection—Zero Trust Security. Falcon Identity Threat Protection provides frictionless Zero Trust security with real-time threat prevention and IT policy enforcement using identity, behavioral and risk analytics.
•Falcon Identity Threat Detection—Identity Threat Detection. Falcon Identity Threat Detection provides visibility for identity-based attacks and anomalies, comparing live traffic against behavior baselines and rules to detect attacks and lateral movement.
Observability
•Falcon LogScale—Log Management. Falcon LogScale is a high-performance, index-free cloud log management solution that allows customers to collect logs from any data source and to search and query streaming data in real-time.
Bringing CrowdStrike to the Market
We primarily sell the Falcon platform through our direct sales team that leverages our network of channel partners to maximize effectiveness and scale. We have a low friction land-and-expand sales strategy. Key elements of our growth strategy include:
•Growing Our Customer Base by Replacing Legacy and Other Endpoint Security Products. Given the limitations of existing legacy and other endpoint security products, many organizations are replacing their existing legacy and other endpoint security products with our Falcon platform. We grew our subscription customer base by 6,694 customers from 16,325 at January 31, 2022, to 23,019 at January 31, 2023, representing a 41% increase. We will continue to invest in customer acquisition programs, including our channel partnerships and new programs, like our free trial program of Falcon Prevent that is easily downloaded from our website and AWS Marketplace.

•Further Penetrating Existing Customers. Our growth will depend in part on our ability to continue to expand our relationships with our customers by deploying on additional endpoints in their environment and cross selling more cloud modules. When customers deploy our lightweight agent, they can easily add additional cloud modules. We also offer in-application trial usage of additional modules to cross-sell to existing customers. While some new customers initially deploy our Falcon platform broadly across the organization, others elect to deploy only in selected business units and later deploy on additional endpoints and subscribe to additional modules. Over time, we seek to deploy our solution enterprise-wide for all customers. The power of our land-and-expand strategy is evidenced by our 125.3% dollar-based net retention rate as of January 31, 2023.
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
•Broadening Our Reach into U.S. Public Sector Verticals. We continue to invest heavily in the acquisition of customers in the U.S. federal government as well as the state, local, and higher education verticals. Our platform is authorized by several federal agencies via the Federal Risk and Authorization Management Program (“FedRAMP”). Additionally, Department of Defense organizations can rely upon CrowdStrike’s Impact Level 4 provisional authorization to satisfy their cloud-based security requirements. To further meet the compliance demands of the government, customers can elect to deploy the Falcon platform in the AWS GovCloud. We have also successfully been embedded into several strategic government-wide cybersecurity programs and contracts, such as the Department of Homeland Security’s Continuous Diagnostics and Mitigation Approved Products List, which serves to provide federal agencies with innovative security tools. As a result, the Cybersecurity and Infrastructure Security Agency has leveraged a significant investment in our platform to support modernization efforts within the Federal Civilian Executive Branch. Further evidence of our progress into these critical markets is demonstrated by virtue of fact that 22 of the 50 U.S. states have standardized on CrowdStrike’s platform at the enterprise level.
•Expanding Our International Footprint. We are expanding our international operations and intend to invest globally to broaden our international footprint. We grew our international revenue from $405.1 million for fiscal 2022 to $677.7 million for fiscal 2023, representing an increase of 67%. We intend to grow our international customer base by increasing our investments in our overseas operations, including adding headcount in Europe, the Middle East, Asia-Pacific, including Japan, and expanding current data centers overseas.
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

We have experienced significant growth, with revenue increasing from $1.5 billion in fiscal 2022 to $2.2 billion in fiscal 2023, representing year-over-year growth of 54%, and from $874.4 million in fiscal 2021 to $1.5 billion in fiscal 2022, representing year-over-year growth of 66%. Subscription revenue grew from $1.4 billion in fiscal 2022 to $2.1 billion in fiscal 2023, a 55% increase, and from $804.7 million in fiscal 2021 to $1.4 billion in fiscal 2022, a 69% increase. Our Annual Recurring Revenue (“ARR”) has grown from $1.7 billion as of January 31, 2022 to $2.6 billion as of January 31, 2023, a 48% increase, and from $1.1 billion as of January 31, 2021 to $1.7 billion as of January 31, 2022, a 65% increase. We had net losses of $183.2 million, $234.8 million, and $92.6 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively. We expect to continue to incur net losses for the foreseeable future as we continue to invest in our business, and in particular, our sales and research and development capabilities, to address our large market opportunity.
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
Threat Graph. Threat Graph is our proprietary, powerful, and dynamic graph database. Threat Graph continually looks for malicious activity by combining AI with behavioral pattern-matching techniques to look beyond file features and track the behaviors of every software program executed on an endpoint in a customer’s network environment. By applying powerful graph analytics and AI algorithms to cybersecurity, we enrich the data collected with our proprietary and third-party threat intelligence, such as adversary capabilities, motivations, attributions, and threat indicators. The graph data model allows our AI algorithms to identify relationships between events that are not directly related but which could indicate an attack that would otherwise remain undetected. We believe that our AI algorithms are advantaged by the rich proprietary dataset that we use to train them. Threat Graph provides customers with complete real time and historical visibility and insight into events occurring on their endpoints for hunting and searching.
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
Intel Graph. Intel Graph analyzes and correlates massive amounts of data on adversaries, their victims and their tools, providing unrivaled insights into the shifts in tactics and techniques, powering our adversary-focused approach with world-class threat intelligence.

Asset Graph. Asset Graph dynamically monitors and tracks the complex interactions among assets, providing a single holistic view of the risks those assets pose. Asset Graph provides graph visualizations of the relationships among all assets such as devices, users, accounts, cloud workloads, and OT along with the rich context necessary for proper security hygiene and proactive security posture management to reduce risk in their organizations.
High Fidelity Data and Smart Filtering. Absent an intelligent agent, a typical endpoint generates approximately 100 gigabytes of unfiltered system event data per day. After this data is compressed, or data shaped, a typical enterprise organization with 100,000 endpoints would generate over one petabyte of endpoint events daily. The presence of a local graph model in our agent enables it to track the state of the machine in real time, perform rapid machine learning and behavioral analysis, and provide efficient event streaming to the cloud. We call this “smart filtering.” This allows us to keep performance overhead on the endpoint to a minimum, dramatically reduce the bandwidth required for agent-cloud communication, efficiently process large volumes of data, and separate signals from noise. The Falcon agent collects and analyzes unfiltered data with local machine learning and behavioral algorithms on the endpoint but only streams high fidelity endpoint events to the cloud to only send what is necessary for detection, prevention and investigation of attacks. This smart filtering architecture allows us to reduce network load for customers on average between five to eight megabytes per endpoint per day. The Falcon platform collects an array of high fidelity endpoint events, such as code execution, network, file system and user activity. This information can be used for a variety of use cases beyond security, such as IT operations and vulnerability management.
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
•Incident Response and Forensics Services. Our incident response services typically begin by deploying our lightweight agent to a customer’s endpoints or cloud workloads to provide comprehensive visibility in order to determine if an attacker is currently in the environment, what assets have been compromised, and how much damage has been done. The full suite of Falcon platform’s next-gen prevention capabilities, cloud posture management, vulnerability/asset management, identity protection and now attack surface management offerings can also be leveraged to enrich the response team’s visibility and understanding of the attack as well as help to slow down and prevent an active attacker from moving at-will throughout a compromised customer’s environment, increasing the risk and potential damage to the customer. We also provide customized surgical remediation services by providing the tools and staffing to eject attackers out of the network, lock down credentials from further use, remediate impacted systems and ensure adversaries stay out. In addition to providing valuable breach remediation to our customers, our incident response services also act as a strong lead generation engine for our Falcon platform and cloud modules. After experiencing the benefits of our platform firsthand, many of our incident response customers become subscription customers. Among organizations who first became a customer after February 1, 2021, for each $1.00 spent by those customers on their initial engagement for our incident response or proactive services, as of January 31, 2023, we derived an average of $6.07 in ARR from those subscription contracts.
•Technical Assessment and Strategic Advisory Services. Our proactive security services include technical assessment services designed to help organizations understand their cyber maturity levels. These services include both endpoint and cloud workload compromise assessments, cybersecurity maturity assessments, security program in-depth assessments, service organization control assessments, IT hygiene assessments, and active directory security assessments. We also advise customers on readiness and preparation through the execution of table-top exercises, live fire exercises, red team/blue team assessments, and advanced adversary emulation exercises. These services are designed to evaluate our customers’ security profile so they can identify areas of vulnerability, secure their network, and improve their response if their defenses are breached.
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
Customers
Some of the world’s largest enterprises, government organizations, and high profile brands trust us to protect their business. As of January 31, 2023, we had 23,019 subscription customers worldwide. Historically, we and our channel partners have primarily sold to large organizations, but have increasingly focused on selling to small and medium-sized businesses, particularly through our trial-to-pay model. We engage our customers through our global customer and technical advisory boards in which we solicit feedback from our customers on a regular basis allowing us to understand their evolving needs. We have used this feedback to develop new cloud modules, such as Falcon FileVantage, and we intend to continue to develop new cloud modules based on our customer’s feedback. Our business is not dependent on any particular end customer.
Sales and Marketing
Our sales and marketing organizations work together closely to drive market awareness, build a strong sales pipeline and cultivate customer relationships to drive revenue growth.
Sales
We primarily sell subscriptions to our Falcon platform and cloud modules through our world-class, global sales team, which is comprised of field sales and inside sales professionals who are segmented by a customer’s organizational size. Our sales team also leverages a powerful go-to-market sales motion with our vast ecosystem of channel and alliances partners. We also use our sales team to identify current customers who may be interested in free trials of additional cloud modules, which serves as a powerful driver of our land and expand model. By segmenting our sales teams, we can deploy a low-touch sales model that efficiently identifies prospective customers.
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

Partnership Ecosystem
We work with a number of technology alliance partners to design go-to-market strategies that combine our platform with products or services provided by our technology alliance partners. These partner integrations deliver more secure solutions and an improved end user experience to their customers. Our technology alliance partnerships focus on security analytics, network and infrastructure security, threat platforms and orchestration, and automation. We launched the CrowdStrike Store, the first open cloud-based application PaaS for cybersecurity and the industry’s first unified security cloud ecosystem of trusted third-party applications. In addition, Falcon for AWS, available in the AWS Marketplace, allows customers to easily purchase and take advantage of the metered billing (pay-as-you-go) pricing option to scale their consumption as their business needs change.
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
Our competitors currently include the following by general category:
•legacy antivirus product providers who offer a broad range of approaches and solutions including traditional signature-based antivirus protection;
•alternative endpoint security providers who generally offer a mix of on-premises and cloud-hosted products that rely heavily on malware-only or application whitelisting techniques;
•network security vendors who are supplementing their core perimeter-based offerings with endpoint security solutions; and
•professional service providers who offer cybersecurity response services.
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
We continue to grow our global portfolio and intellectual property rights in connection with our products, services, research and development, and other activities to protect our proprietary technology relevant to our business. We file patent applications to protect our intellectual property and believe that the duration of our issued patents is sufficient when considering the expected lives of our products. We intend to continue pursuing additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights. We believe that competitors will try to develop products that are similar to ours and that may infringe our intellectual property rights. Our competitors or other third-parties may also claim that our security platform and other solutions infringe their intellectual property rights. In particular, some companies in our industry have extensive patent portfolios. From time to time, third parties have in the past and may in the future assert claims of infringement, misappropriation and other violations of intellectual property rights against us or our customers, with whom our agreements may obligate us to indemnify against these claims. Successful claims of infringement by a third party could prevent us from offering certain products or features, require us to develop alternate, non-infringing technology, which could require significant time and during which we could be unable to continue to offer our affected products or solutions, require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay substantial damages, royalties, or other fees. For additional information, see the section titled “Risk Factors—Risks Related to Intellectual Property, Legal, and Regulatory Matters—The success of our business depends in part on our ability to protect and enforce our intellectual property rights.”
Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice our customers at contract signing prior to commencement of subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our consolidated financial statements, and are considered by us to be backlog. As of January 31, 2023, we had backlog of approximately $1.0 billion. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.

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
Human Capital Resources
As of January 31, 2023, we had 7,273 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Attraction, Retention, and Talent Development
Supporting our people is a foundational value for CrowdStrike. We believe the company’s success depends on our ability to attract, develop and retain key personnel. The skills, experience and industry knowledge of key employees significantly benefit our customers, operations and performance.
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

Distributed Workforce

For CrowdStrike, the ability to work remotely or in a hybrid arrangement is a deliberate strategy that we believe fuels rapid innovation and helps us attract, hire and retain the best and brightest around the world, regardless of their specific location. Our culture is purpose-built around this ability, creating a competitive advantage for both the company and its customers and minimizing disruption from localized issues such as natural disasters, political events, or health emergencies, such as the COVID-19 pandemic.

CrowdStrike has had a distributed workforce since its inception. While working remotely has its advantages, we also believe that building community and engagement happens at a faster pace when people can come together.

Since the beginning, we recognized that creating high-functioning, effective remote and hybrid teams would require careful planning and system design to not only establish the culture but help it grow and evolve organically. We have designed our processes, systems, and teams so that most employees can perform their jobs without needing to be physically present in the same room or even in the same time zone. Part of supporting our remote and hybrid culture also involves actively encouraging personal well-being through initiatives, including wellness programs, engagement programs (speaker series, employee resource groups, gift exchanges, mentorship opportunities, virtual events, etc.), community outreach activities, recognition programs, and groups to connect people, no matter where they are geographically, with similar interests, life circumstances or backgrounds.
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
Employee Resource Groups
Employee Resource Groups are an integral component of our commitment to foster community, promote a sense of belonging, facilitate organizational change, and drive a greater understanding of the diversity of perspectives we have across CrowdStrike. In addition to the Embracing Equity majority ally group, we have seven official Employee Resource Groups and we anticipate additional groups in the future:
•Women of CrowdStrike
•Veterans of CrowdStrike
•Pride Team (LGBTQ)
•Green Team (Sustainability)
•Team BELIEVE (Black employees)
•AbilityStrikers (Cognitive and physical disabilities)
•Communidad (Latine and Hispanic employees)

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
•Identify initiatives and best practices throughout the organization and make recommendations to the business to help spark and facilitate change.
Information about our Executive Officers
The following table sets forth certain information with respect to our current executive officers as of March 8, 2023:

Name	Age	Position
George Kurtz	52	President, Chief Executive Officer and Director

Burt W. Podbere	57	Chief Financial Officer

Shawn Henry	60	Chief Security Officer

Michael Sentonas	49	President
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

Shawn Henry - Chief Security Officer
Mr. Henry has served as our Chief Security Officer since March 2012. From March 2012 to October 2022, Mr. Henry also served as President of CrowdStrike Services. Mr. Henry previously worked for the FBI from 1987 through March 2012, including most recently as Executive Assistant Director of the FBI’s Criminal, Cyber, Response and Services Branch. Since June 2016, Mr. Henry has served as a faculty member specializing in cybersecurity for the National Association of Corporate Directors, an organization providing training and education for private and public company directors. Mr. Henry previously served as a cybersecurity and national security analyst for NBC News. Since November 2021, Mr. Henry has served as a director of ShoulderUp Technology Acquisition Corp., a blank check company that completed its initial public offering in November 2021. Mr. Henry also serves on the board of directors of the Global Cyber Alliance, a nonprofit organization dedicated to making the Internet a safer place by reducing cyber risk, and on the advisory board of several organizations, including Hofstra University’s School of Engineering and Applied Science. Mr. Henry holds a B.B.A. from Hofstra University and an M.S. in Criminal Justice from Virginia Commonwealth University.
Michael Sentonas - President
Mr. Sentonas has served as our President since March 2023. Prior to being appointed President, Mr. Sentonas served as our Chief Technology Officer since February 2020, and as our Vice President, Technology Strategy from May 2016 to February 2020. Immediately prior to joining us, Mr. Sentonas served at McAfee Corp. from March 2004 to April 2016 in various positions, and finally as Chief Technology Officer – Security Connected from November 2013 to April 2016. Mr. Sentonas is a board member of the CrowdStrike Foundation, a nonprofit established to support the next generation of talent and research in cybersecurity and artificial intelligence through scholarships, grants, and other activities, and a member of the Forbes Technology Counsel, an organization for senior technology executives. He is an active public speaker on security issues and advises government and business communities on global and local cyber security threats. Mr. Sentonas holds a bachelor’s degree in computer science from Edith Cowan University, Western Australia.
Corporate Information
Our principal executive offices are located at 206 E. 9th Street, Suite 1400, Austin, Texas 78701 and our telephone number is (888) 512-8906. We are a holding company and all of our business operations are conducted through our subsidiaries, including CrowdStrike, Inc. Our website address is www.crowdstrike.com. Information contained on, or that can be accessed through, our website does not constitute part of this Annual Report on Form 10-K.
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
•Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense,
•We face intense competition and could lose market share to our competitors, which could adversely affect our business, financial condition, and results of operations.
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
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from 3,394 employees as of January 31, 2021, to 7,273 employees as of January 31, 2023. Although we have experienced rapid growth historically, we may not sustain our current growth rates and our investments to support our growth may not be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
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
We have incurred net losses in all periods since our inception, and we may not achieve or maintain profitability in the future. We experienced net losses of $183.2 million, $234.8 million, and $92.6 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively. As of January 31, 2023, we had an accumulated deficit of $1.1 billion. While we have experienced significant growth in revenue in recent periods, we cannot assure you when or whether we will reach or maintain profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our total revenue or improvements in our results of operations. We also have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
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
To expand our customer base, we need to convince potential customers to allocate a portion of their discretionary budgets to purchase our Falcon platform. Our sales efforts often involve educating our prospective customers about the uses and benefits of our Falcon platform. Enterprises and governments that use legacy security products, such as signature-based or malware-based products, firewalls, intrusion prevention systems, and antivirus, for their IT security may be hesitant to purchase our Falcon platform if they believe that these products are more cost effective, provide substantially the same functionality as our Falcon platform or provide a level of IT security that is sufficient to meet their needs. We may have difficulty convincing prospective customers of the value of adopting our solution. Even if we are successful in convincing prospective customers that a cloud native platform like ours is critical to protect against cyberattacks, they may not decide to purchase our Falcon platform for a variety of reasons, some of which are out of our control. For example, any deterioration in general economic conditions, including as a result of the geopolitical environment, the outbreak of diseases such as COVID-19 or inflation (as well as government policies such as raising interest rates in response to inflation), have in the past and may in the future cause our current and prospective customers to delay or cut their overall security and IT operations spending, and such delays or cuts may fall disproportionately on cloud-based security solutions like ours. Economic weakness, customer financial difficulties, and constrained spending on security and IT operations may result in decreased revenue, reduced sales, an increase in multi-phase subscription start dates, shorter terms for customer subscriptions, lengthened sales cycles, increased churn, lower demand for our products, and adversely affect our results of operations and financial conditions. Furthermore, we may need to exercise more flexibility in customer payment terms as customers navigate a more challenging economic environment. Additionally, if the incidence of cyberattacks were to decline, or be perceived to decline, or if organizations adopt endpoints that use operating systems we do not adequately support, our ability to attract new customers and expand sales of our solutions to existing customers could be adversely affected. If organizations do not continue to adopt our Falcon platform, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations, and financial condition would be harmed.
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
Our competitors include the following by general category:
•legacy antivirus product providers who offer a broad range of approaches and solutions including traditional signature-based anti-virus protection;
•alternative endpoint security providers who generally offer a mix of on-premise and cloud-hosted products that rely heavily on malware-only or application whitelisting techniques;

•network security vendors who are supplementing their core perimeter-based offerings with endpoint security solutions; and
•professional service providers who offer cybersecurity response services.
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

As a cybersecurity provider, we have been, and expect to continue to be, a target of cyberattacks. If our or our service providers’ internal networks, systems, or data are or are perceived to have been compromised, our reputation may be damaged and our financial results may be negatively affected.

As a provider of security solutions, we have in the past been, and may in the future be, specifically targeted by bad actors for attacks intended to circumvent our security capabilities or to exploit our Falcon platform as an entry point into customers’ endpoints, networks, or systems. In particular, because we have been involved in the identification of organized cybercriminals and nation-state actors, we have been the subject of intense efforts by sophisticated cyber adversaries who seek to compromise our systems. Such efforts may also intensify if geopolitical tensions increase. We are also susceptible to inadvertent compromises of our systems and data, including those arising from process, coding, or human errors. We also utilize third-party service providers to, among other things, host, transmit, or otherwise process electronic data in connection with our business activities, including our supply chain, operations, and communications. Our third-party service providers and other vendors have faced and may continue to face cyberattacks, compromises, interruptions in service, or other security incidents from a variety of sources. A successful attack or other incident that results in an interruption of service or that compromises our or our service providers’ internal networks, systems, or data could have a significant negative effect on our operations, reputation, financial resources, and the value of our intellectual property. We cannot assure you that any of our efforts to manage this risk, including adoption of a comprehensive incident response plan and process for detecting, mitigating, and investigating security incidents that we regularly test through table-top exercises, testing of our security protocols through additional techniques, such as penetration testing, debriefing after security incidents, to improve our security and responses, and regular briefing of our directors and officers on our cybersecurity risks, preparedness, and management, will be effective in protecting us from such attacks.
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
•increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates; and
•significant natural disasters and other catastrophic events, including the occurrence of a contagious disease or illness, such as COVID-19.
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
In addition to our direct sales force, we rely on our channel partners to sell and support our Falcon platform. The vast majority of sales of our Falcon platform flow through our channel partners, and we expect this to continue for the foreseeable future. Additionally, we have entered, and intend to continue to enter, into technology alliance partnerships with third parties to support our future growth plans. The loss of a substantial number of our channel partners or technology alliance partners, or the failure to recruit additional partners, could adversely affect our results of operations. Our ability to achieve revenue growth in the future will depend in part on our success in maintaining successful relationships with our channel partners and in training our channel partners to independently sell and deploy our Falcon platform. If we fail to effectively manage our existing sales channels, or if our channel partners are unsuccessful in fulfilling the orders for our solutions, or if we are unable to enter into arrangements with, and retain a sufficient number of, high quality channel partners in each of the regions in which we sell solutions and keep them motivated to sell our products, our ability to sell our products and results of operations will be harmed.
Our international operations and plans for future international expansion expose us to significant risks, and failure to manage those risks could adversely impact our business.
We derived approximately 30%, 28%, and 28% of our total revenue from our international customers for fiscal 2023, fiscal 2022, and fiscal 2021, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
•compliance with anti-bribery laws, including, without limitation, compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. Travel Act and the U.K. Bribery Act 2010, or Bribery Act, violations of which could lead to significant fines, penalties, and collateral consequences for our company;

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
Public health crises, such as the COVID-19 pandemic could adversely affect our business, operating results and future revenue.
We are subject to public health crises, such as the COVID-19 pandemic, which has impacted and continues to impact worldwide economic activity and financial markets. We have previously taken and may in the future take precautionary measures intended to mitigate the spread of the COVID-19 virus and minimize the risk to our employees, customers, partners, and the communities in which we operate to respond to developments relating to the pandemic, including developments relating to infection rates, disease variants, vaccination progress and efficacy, and evolving public health guidance. These measures could, for example, negatively affect our customer success efforts, delay and lengthen our sales cycles, impact our sales and marketing efforts, slow our international expansion efforts, increase cybersecurity risks, and create operational or other challenges, any of which could harm our business and results of operations.
In addition, public health crises may disrupt the operations of our customers and partners for an indefinite period of time. Some of our customers have been negatively impacted by the COVID-19 pandemic, which could result in delays in accounts receivable collection, or result in decreased technology spending which could negatively affect our revenues. More generally, the COVID-19 pandemic adversely affected economies and financial markets globally. Uncertainty caused by public health crises could lead to prolonged economic downturns, which could result in a larger customer churn than we can anticipate and reduce demand for our products and services, in which case our revenues could be significantly impacted. The lasting impact of the public health crises, including the COVID-19 pandemic, may also exacerbate other risks discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.
We rely on a limited number of suppliers for certain components of the equipment we use to operate our cloud platform. Supply chain disruptions could delay our ability to expand or increase the capacity of our global data center network, replace defective equipment in our existing data centers and impact our operating costs.
We rely on a limited number of suppliers for several components of the equipment we use to operate our cloud platform and provide services to our customers. We generally purchase these components on a purchase order basis, and do not have long-term contracts guaranteeing supply. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then current availability, terms and pricing of these components. If we experience disruption or delay from our suppliers, we may not be able to obtain supplies or components from alternative suppliers on a timely basis or on terms that are favorable to us, if at all. The technology industry has recently experienced widespread component shortages and delivery delays, including as a result of geopolitical tensions, the COVID-19 pandemic and natural disasters. While we have taken steps to mitigate our supply chain risk, supply chain disruptions and delays could nevertheless adversely impact our operations by, among other things, causing us to delay opening new data centers, delay increasing capacity or replacing defective equipment at existing data centers, and experience increased operating costs.
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
Additionally, our insurance may not cover intellectual property rights infringement claims that may be made. In the event that we fail to successfully defend ourselves against an infringement claim, a successful claimant could secure a judgment or otherwise require payment of legal fees, settlement payments, ongoing royalties or other costs or damages; or we may agree to a settlement that prevents us from offering certain services or features; or we may be required to obtain a license, which may not be available on reasonable terms, or at all, to use the relevant technology. If we are prevented from using certain technology or intellectual property, we may be required to develop alternative, non-infringing technology, which could require significant time, effort and expense and may ultimately not be successful. Additionally, we may be unable to continue to offer our affected services or features while developing such technology.
Although third parties may offer a license to their technology or other intellectual property, the terms of any offered license may not be acceptable, and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be adversely affected. In addition, some licenses may be nonexclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its technology or other intellectual property on reasonable terms, or at all, we could be enjoined from continued use of such intellectual property. As a result, we may be required to develop alternative, non-infringing technology, which could require significant time, effort and expense and may ultimately not be successful. Additionally, we may be unable to continue to offer our affected products, subscriptions or services, while developing such technology. Furthermore, a successful claimant could secure a judgment or we may agree to a settlement that prevents us from distributing certain products, providing certain subscriptions or performing certain services. Any such judgment or settlement could also require us to pay substantial damages, royalties or other fees. Any of these events could harm our business, financial condition and results of operations.
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

In the United States, there are numerous federal, state and local data privacy and security laws, rules, and regulations governing the collection, sharing, use, retention, disclosure, security, transfer, storage and other processing of personal information, including federal and state data privacy and security laws, data breach notification laws, and data disposal laws. For example, at the federal level, we are subject to, among other laws and regulations, the rules and regulations promulgated under the authority of the Federal Trade Commission (which has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including acts and practices with respect to data privacy and security), as well as the Electronic Communication Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act, and the Gramm Leach Bliley Act. The United States Congress also has considered, is currently considering, and may in the future consider, various proposals for comprehensive federal data privacy and security legislation, to which we may become subject if passed. If we are found to have violated applicable laws or regulations, we also may be subject to penalties, fines, damages, injunctions or other outcomes that may adversely affect our operations and financial results.

At the state level, we are subject to laws and regulations such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”). The CCPA broadly defines personal information and gives California residents expanded privacy rights and protections, such as affording them the right to access and request deletion of their information and to opt out of certain sharing and sales of personal information. The CCPA also prohibits covered businesses from discriminating against California residents for exercising any of their CCPA rights. The CCPA provides for severe civil penalties and statutory damages for violations and a private right of action for certain data breaches that result in the loss of unencrypted personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. Numerous other states have also enacted, or are in the process of enacting or considering, comprehensive state-level data privacy and security laws, rules, and regulations that share similarities with the CCPA. At least four such laws, in Virginia, Colorado, Connecticut, and Utah, have taken effect, or are scheduled to take effect, in 2023. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. These state statutes, and other similar state or federal laws that may be enacted in the future, may require us to modify our data processing practices and policies, incur substantial compliance-related costs and expenses, and otherwise suffer adverse impacts on our business.

Internationally, virtually every jurisdiction in which we operate has established its own data privacy and security legal framework with which we must comply. For example, we are required to comply with the European Union (“EU”) General Data Protection Regulation (“GDPR”), which imposes stringent obligations regarding the collection, control, use, sharing, disclosure and other processing of personal data. Additionally, following the United Kingdom’s withdrawal from the EU, we also are subject to the U.K. General Data Protection Regulation (“U.K. GDPR”), a version of the GDPR as implemented into the laws of the United Kingdom (“U.K.”). While the GDPR and U.K. GDPR remain substantially similar for the time being, the U.K. government has announced that it would seek to chart its own path on data protection and reform its relevant laws, including in ways that may differ from the GDPR. While these developments increase uncertainty with regard to data protection regulation in the U.K., even in their current, substantially similar form, the GDPR and U.K. GDPR can expose businesses to divergent parallel regimes that may be subject to potentially different interpretations and enforcement actions for certain violations and related uncertainty. Failure to comply with the GDPR or the U.K. GDPR can result in significant fines and other liability, including, under the GDPR, fines of up to EUR 20 million (or GBP 17.5 million under the U.K. GDPR) or four percent (4%) of annual global revenue, whichever is greater. The cost of compliance, and the potential for fines and penalties for non-compliance, with GDPR and U.K. GDPR may have a significant adverse effect on our business and operations.

Legal developments in the European Economic Area (“EEA”), including recent rulings from the Court of Justice of the European Union (“CJEU”) and from various EU member state data protection authorities, have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA, including in the context of website cookies. Similar complexities and uncertainties also apply to transfers from the U.K. to third countries. While we have taken steps to mitigate the impact on us, such as implementing the European Commission’s standard contractual clauses (“SCCs”), the efficacy and longevity of these mechanisms remains uncertain. Moreover, in 2021, the European Commission adopted new SCCs, which impose on companies additional obligations relating to personal data transfers out of the EEA, including the obligation to update internal privacy practices, conduct transfer impact assessments and, as required, implement additional security measures. The new SCCs may increase the legal risks and liabilities under EU laws associated with cross-border data transfers, and result in material increased compliance and operational costs. While the European Commission announced in March 2022 that an agreement in principle had been reached between EU and U.S. authorities regarding a new transatlantic data privacy framework, no formal agreement has been finalized, and any such agreement, if formalized, is likely to face challenge at the CJEU. Moreover, although the U.K. currently has an adequacy decision from the European Commission, such that SCCs are not required for the transfer of personal data from the EEA to the U.K., that decision will sunset in June 2025 unless extended and it may be revoked in the future by the European Commission if the U.K. data protection regime is reformed in ways that deviate substantially from the GDPR. Adding further complexity for international data flows, in March 2022, the U.K. adopted its own International Data Transfer Agreement (“IDTA”) for transfers of personal data out of the U.K. to so-called third countries, as well as an international data transfer addendum (U.K. Addendum) that can be used with the SCCs for the same purpose. The EU has also proposed legislation that would regulate non-personal data and establish new cybersecurity standards, and other countries, including the U.K., may similarly do so in the future. If we are otherwise unable to transfer data, including personal data, between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. While we have implemented new controls and procedures designed to comply with the requirements of the GDPR, U.K. GDPR and the data privacy and security laws of other jurisdictions in which we operate, such procedures and controls may not be effective in ensuring compliance or preventing unauthorized transfers of personal data.
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

Our compliance efforts are further complicated by the fact that data privacy and security laws, rules, regulations and standards around the world are rapidly evolving, may be subject to uncertain or inconsistent interpretations and enforcement, and may conflict among various jurisdictions. Any failure or perceived failure by us to comply with our privacy policies, or applicable data privacy and security laws, rules, regulations, standards, certifications or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions). Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
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

These laws and regulations impose added costs on our business, and failure by us, our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties to comply with these or other applicable regulations and requirements could lead to claims for damages, penalties, termination of contracts, loss of exclusive rights in our intellectual property and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with customers, including those in the public sector, could result in reduced sales of our products, substantial product inventory write-offs, reputational damage, penalties, and other sanctions, any of which could harm our business, reputation, and results of operations.
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

We also collect information about cyber threats from open sources, intermediaries, and third parties, which we use and make available to our customers in our threat industry publications. Although we take precautions and have implemented certain procedures to prevent our information collection practices and services from being provided in violation of applicable laws and regulations, our information collection practices and services may have been in the past, and could in the future be, provided in violation of such laws and regulations. In addition, we cannot assure you that third parties, many of whom we do not control, have complied with all such laws or regulations. Failure by our employees, representatives, contractors, agents, intermediaries, or other third parties to comply with such laws and regulations in the collection of this information could adversely affect us, through reputational harm, loss of access to certain markets, government investigations, and civil and criminal penalties.

Various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in our products or changes in export and import regulations may create delays in the introduction of our products into international markets, prevent our customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related legislation, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, results of operations, and financial condition.
We are also subject to the FCPA, the Bribery Act, and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries, and other third parties from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. We leverage third parties, including intermediaries, agents, and channel partners, to conduct our business in the U.S. and abroad, to sell subscriptions to our Falcon platform and to collect information about cyber threats. We and these third-parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, agents, intermediaries, and other third parties, even if we do not authorize such activities. While we have policies and procedures to address compliance with the FCPA, the Bribery Act and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws, we cannot assure you that they will be effective, or that all of our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties have taken, or will not take actions, in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Any investigations, actions or sanctions could harm our reputation, business, results of operations and financial condition.
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
We are currently, and may in the future become, involved in litigation that may adversely affect us.
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
Sales of a substantial number of shares of our Class A common stock in the public market, including shares of Class A stock that have been converted from shares of Class B common stock, and particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock. As of February 28, 2023, we had 222,937,242 shares of Class A common stock outstanding and 12,926,743 shares of Class B common stock outstanding.
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
As of January 31, 2023, our executive officers, directors, one of our current stockholders and its respective affiliates held, in aggregate, 38% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale or other liquidity event and might ultimately affect the market price of our common stock.
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
As of January 31, 2023, we had $750.0 million principal amount of indebtedness outstanding (excluding intercompany indebtedness), and there is additional availability under our revolving facility of up to $750.0 million (excluding issued but undrawn letters of credit). Our indebtedness could have important consequences, including:
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), the rules and regulations of Nasdaq, and other securities rules and regulations that impose various requirements on public companies. Our management and other personnel devote substantial time and resources to comply with these rules and regulations. Such compliance has increased, and will continue to increase our legal, accounting and financial compliance costs; make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure information required to be disclosed by us in our consolidated financial statements and in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.
Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Additionally, to the extent we acquire other businesses, the acquired company may not have a sufficiently robust system of internal controls and we may uncover new deficiencies. Weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations, may result in a restatement of our consolidated financial statements for prior periods, cause us to fail to meet our reporting obligations, and could result in an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, and lead to investigations or sanctions by regulatory authorities.
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
As of January 31, 2023, we had aggregate U.S. federal and California net operating loss carryforwards of $1.6 billion and $248.2 million, respectively, which may be available to offset future taxable income for income tax purposes. If not utilized, the federal and California net operating loss carryforwards will begin to expire in fiscal 2031. As of January 31, 2023, we had net operating loss carryforwards for other states of $1.0 billion that will begin to expire in fiscal 2024. As of January 31, 2023, we had federal and California research and development credit carryforwards of $87.4 million and $18.8 million, respectively. The federal research and development credit carryforwards will begin to expire in 2035, and the California carryforwards are carried forward indefinitely. As of January 31, 2023, we had aggregate United Kingdom net operating loss carryforwards of $80.9 million, which are carried forward indefinitely. Realization of these net operating loss and research and development credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our principal executive offices occupy approximately 47,618 square feet in Austin, Texas under a lease that expires in 2030. We also lease office space for our operations in various locations throughout the United States as well as office space in a number of countries in Europe, the Middle East, and the Asia-Pacific region.
We believe that our existing facilities are sufficient for our current needs. In the future, we may need to add new facilities and expand our existing facilities as we add employees, grow our infrastructure and evolve our business, and we believe that suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.
ITEM 3. LEGAL PROCEEDINGS
We are currently a party to, and may from time to time in the future be involved in, various litigation matters and subject to claims that arise in the ordinary course of business, including claims asserted by third parties in the form of letters and other communications. For information regarding legal proceedings and other claims in which we are involved, see Note 9, Commitments and Contingencies, in Part II, Item 8 of this Annual Report on Form 10-K.

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
Holders of Record
As of January 31, 2023, we had 38 holders of record of our Class A common stock and 80 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2023.
Recent Sales of Unregistered Equity Securities and Use of Proceeds
(a) Sale of Unregistered Equity Securities
None.
(b) Use of Proceeds from Public Offering of Common Stock
None.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of CrowdStrike Holdings, Inc. under the Securities Act or the Exchange Act.

We have presented below the cumulative total return to our stockholders between June 12, 2019 (the date our common stock commenced trading on the Nasdaq) through January 31, 2023 in comparison to the Standard & Poor’s 500 Index, Standard & Poor Information Technology Index, and the Nasdaq 100 Index. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index, Standard & Poor Information Technology Index and the Nasdaq 100 Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Company/ Index	Base period 6/12/19	1/31/20	1/31/21	1/31/22	1/31/23
CrowdStrike Holdings, Inc.	$100.00	$105.33	$372.07	$311.45	$182.59
S&P 500	$100.00	$118.69	$139.17	$171.58	$157.48
S&P Information Technology	$100.00	$134.13	$183.94	$232.55	$196.05
Nasdaq 100	$100.00	$126.96	$184.09	$214.11	$175.08
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses fiscal 2023 and 2022 items and year-over-year comparisons between fiscal 2023 and 2022. Discussions of fiscal 2021 items and year-over-year comparisons between fiscal 2022 and 2021 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties, including those described under the heading “Special Note Regarding Forward-Looking Statements.” You should review the disclosure under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021, are referred to herein as fiscal 2023, fiscal 2022, and fiscal 2021, respectively.
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
We believe our approach has defined a new category called the Security Cloud, which has the power to transform the cybersecurity industry the same way the cloud has transformed the customer relationship management, human resources, and service management industries. Using cloud-scale AI, our Security Cloud enriches and correlates trillions of cybersecurity events per week with indicators of attack, threat intelligence, and enterprise data (including data from across endpoints, workloads, identities, DevOps, IT assets, and configurations) to create actionable data, identify shifts in adversary tactics, and automatically prevent threats in real-time across our customer base. The more data that is fed into our Falcon platform, the more intelligent our Security Cloud becomes, and the more our customers benefit, creating a powerful network effect that increases the overall value we provide.
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
Maintain Customer Retention and Increase Sales. Our ability to increase revenue depends in large part on our ability to retain our existing customers and increase the ARR of their subscriptions. We focus on increasing sales to our existing customers by expanding their deployments to more endpoints and selling additional cloud modules for increased functionality. Over time we have transitioned our platform from a single offering into highly-integrated offerings of multiple cloud modules.
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
The following table sets forth the number of our subscription customers as of the dates presented:

	As of January 31,
	2023	2022

Subscription customers	23,019	16,325
Year-over-year growth	41%	65%

We added 6,694 net new subscription customers during fiscal 2023, for a total of 23,019 subscription customers as of January 31, 2023, representing 41% growth year-over-year. We added 6,429 net new subscription customers during fiscal 2022 for a total of 16,325 subscription customers as of January 31, 2022, representing 65% growth year-over-year. Given our initiatives to grow customers served through our managed service security provider partners, which are not included in our subscription customer metrics, and to move further down-market, as well as the growing number of smaller end customers that we serve, which tend to contribute significantly less ARR on a per customer basis when compared to larger enterprises, we believe that our subscription customer metric no longer provides valuable insight into the performance of our business. As a result, beginning in the first quarter of fiscal 2024, we will no longer provide a number of subscription customers as a key metric on which to evaluate the strength of our business.
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
The following table sets forth our ARR as of the dates presented (dollars in thousands):

	As of January 31,
	2023	2022

Annual recurring revenue	$2,559,694	$1,731,342
Year-over-year growth	48%	65%
ARR increased 48% year-over-year and grew to $2.6 billion as of January 31, 2023, of which $828.4 million was net new ARR added during fiscal 2023. ARR increased 65% year-over-year and grew to $1.7 billion as of January 31, 2022, of which $681.3 million was net new ARR added during fiscal 2022, including $4.5 million from the acquisitions of Humio and SecureCircle.
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
Our dollar-based net retention rate was above 120% throughout fiscal years 2023 and 2022. Our dollar-based net retention rate can fluctuate from period to period due to large customer contracts in a given period, which may reduce our dollar-based net retention rate in subsequent periods if the customer makes a larger upfront purchase and does not continue to increase purchases.

	As of January 31,
	2023	2022

Dollar-based net retention rate	125.3%	123.9%
Our dollar-based net retention rate has varied from quarter to quarter due to a number of factors, and we expect that trend to continue. In addition, we have seen strong success with our strategy to land bigger deals with more modules, and we are also seeing an acceleration in our acquisition of new customers. While we view these two trends as positive developments, they have a natural trade off on our ability to expand business with existing customers in the near term.

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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general administrative expenses. For each of these categories of expense, employee-related expenses are the most significant component, which include salaries, employee bonuses, sales commissions, and employer payroll tax. Operating expenses also include an allocated portion of overhead costs for facilities and IT.
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
Interest Income. Interest income consists primarily of income earned on our cash and cash equivalents and short-term investments.
Other Income, Net. Other income, net, consists primarily of gain and losses on strategic investments and foreign currency transaction gains and losses.
Provision for Income Taxes. Provision for income taxes consists of state income taxes in the United States, foreign income taxes, including taxes related to the intercompany sale of intellectual property, and withholding taxes related to customer payments in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state and U.K. deferred tax assets, which we have determined are not realizable on a more likely than not basis.
Net Income Attributable to Non-controlling Interest. Net income attributable to non-controlling interest consists of the Falcon Funds’ non-controlling interest share of mark-to-market gains and losses and interest income from our strategic investments.

Results of Operations
The following tables set forth our consolidated statements of operations for each period presented (in thousands, except percentages):

	Year Ended January 31,
	2023	2022	2021

Revenue
Subscription	$2,111,660	$1,359,537	$804,670
Professional services	129,576	92,057	69,768
Total revenue	2,241,236	1,451,594	874,438
Cost of revenue
Subscription	511,684	321,904	185,212
Professional services	89,547	61,317	44,333
Total cost of revenue	601,231	383,221	229,545
Gross profit	1,640,005	1,068,373	644,893
Operating expenses
Sales and marketing	904,409	616,546	401,316
Research and development	608,364	371,283	214,670
General and administrative	317,344	223,092	121,436
Total operating expenses	1,830,117	1,210,921	737,422
Loss from operations	(190,112)	(142,548)	(92,529)
Interest expense	(25,319)	(25,231)	(1,559)
Interest income	52,495	3,788	4,968
Other income, net	3,053	3,968	1,251
Loss before provision for income taxes	(159,883)	(160,023)	(87,869)
Provision for income taxes	22,402	72,355	4,760
Net loss	(182,285)	(232,378)	(92,629)
Net income attributable to non-controlling interest	960	2,424	—
Net loss attributable to CrowdStrike	$(183,245)	$(234,802)	$(92,629)

The following table presents the components of our consolidated statements of operations as a percentage of total revenue for the periods presented:

	Year Ended January 31,
	2023	2022	2021
	%	%	%
Revenue
Subscription	94%	94%	92%
Professional services	6%	6%	8%
Total revenue	100%	100%	100%
Cost of revenue
Subscription	23%	22%	21%
Professional services	4%	4%	5%
Total cost of revenue	27%	26%	26%
Gross profit	73%	74%	74%
Operating expenses
Sales and marketing	40%	42%	46%
Research and development	27%	26%	25%
General and administrative	14%	15%	14%
Total operating expenses	82%	83%	84%
Loss from operations	(8)%	(10)%	(11)%
Interest expense	(1)%	(2)%	—%
Interest income	2%	—%	1%
Other income, net	—%	—%	—%
Loss before provision for income taxes	(7)%	(11)%	(10)%
Provision for income taxes	1%	5%	1%
Net loss	(8)%	(16)%	(11)%
Net income attributable to non-controlling interest	—%	—%	—%
Net loss attributable to CrowdStrike	(8)%	(16)%	(11)%
Comparison of Fiscal 2023 and Fiscal 2022
Revenue
The following shows total revenue from subscriptions and professional services for fiscal 2023, as compared to fiscal 2022 (in thousands, except percentages):

			Change
	2023	2022	$	%

Subscription	$2,111,660	$1,359,537	$752,123	55%
Professional services	129,576	92,057	37,519	41%
Total revenue	$2,241,236	$1,451,594	$789,642	54%
Total revenue increased by $789.6 million, or 54%, in fiscal 2023, compared to fiscal 2022. Subscription revenue accounted for 94% of our total revenue in each of fiscal 2023 and fiscal 2022. Professional services revenue accounted for 6% of our total revenue in each of fiscal 2023 and fiscal 2022.
Subscription revenue increased by $752.1 million, or 55%, in fiscal 2023, compared to fiscal 2022, which was primarily driven by a combination of the addition of new customers and the sale of additional endpoints and modules to existing customers. As of January 31, 2023, we had a total of 23,019 subscription customers, which represents 41% growth from January 31, 2022.

Professional services revenue increased by $37.5 million, or 41%, in fiscal 2023, compared to fiscal 2022, which was primarily attributable to an increase in the number of professional service hours performed and an increase in services offerings that are not based on billable hours.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for fiscal 2023, as compared to fiscal 2022 (in thousands, except percentages):

			Change
	2023	2022	$	%

Subscription	$511,684	$321,904	$189,780	59%
Professional services	89,547	61,317	28,230	46%
Total cost of revenue	$601,231	$383,221	$218,010	57%
Total cost of revenue increased by $218.0 million, or 57%, in fiscal 2023, compared to fiscal 2022. Subscription cost of revenue increased by $189.8 million, or 59%, in fiscal 2023, compared to fiscal 2022. The increase in subscription cost of revenue was primarily due to an increase in cloud hosting and related services cost of $100.0 million driven by increased customer activity, an increase in employee-related expenses of $43.1 million driven by a 47% increase in average headcount, an increase in stock-based compensation expense of $10.0 million, an increase in amortization of internal-use software of $9.1 million, an increase in allocated overhead costs of $8.4 million, an increase in depreciation of data center equipment of $8.2 million, an increase in term-based software licenses of $3.9 million, an increase in amortization of intangible assets of $3.1 million, and an increase in employee health insurance costs of $2.8 million.
Professional services cost of revenue increased by $28.2 million, or 46%, in fiscal 2023, compared to fiscal 2022. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $17.0 million driven by an increase in average headcount of 46%, an increase in stock-based compensation expense of $5.6 million, an increase in allocated overhead costs of $2.4 million, an increase in consulting expense of $2.0 million, and an increase in employee health insurance costs of $1.0 million.
The following shows gross profit and gross margin for subscriptions and professional services for fiscal 2023, as compared to fiscal 2022 (in thousands, except percentages):

			Change
	2023	2022	$	%

Subscription gross profit	$1,599,976	$1,037,633	$562,343	54%
Professional services gross profit	40,029	30,740	9,289	30%
Total gross profit	$1,640,005	$1,068,373	$571,632	54%

			Change
	2023	2022

Subscription gross margin	76%	76%	—%
Professional services gross margin	31%	33%	(2)%
Total gross margin	73%	74%	(1)%
Subscription gross margin was relatively flat for fiscal 2023, compared to fiscal 2022.
Professional services gross margin decreased by 2% in fiscal 2023, compared to fiscal 2022. The decrease in professional services gross margin was primarily due to higher employee-related expenses and higher stock-based compensation, partially offset by an increase in the number of professional service hours performed and an increase in service offerings that are not based on billable hours during fiscal 2023 compared to fiscal 2022.

Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for fiscal 2023, as compared to fiscal 2022 (in thousands, except percentages):

			Change
	2023	2022	$	%

Sales and marketing expenses	$904,409	$616,546	$287,863	47%

Sales and marketing expenses increased by $287.9 million, or 47%, in fiscal 2023, compared to fiscal 2022. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $146.8 million driven by an increase in sales and marketing average headcount of 41%, an increase in stock-based compensation of $62.3 million, an increase in marketing programs of $21.8 million, an increase in allocated overhead costs of $18.6 million, an increase in travel expenses of $9.6 million, an increase in company events expenses of $6.7 million, an increase in employee health insurance costs of $6.4 million, and an increase in term-based software licenses of $2.7 million.
Research and Development
The following shows research and development expenses for fiscal 2023, as compared to fiscal 2022 (in thousands, except percentages):

			Change
	2023	2022	$	%

Research and development expenses	$608,364	$371,283	$237,081	64%

Research and development expenses increased by $237.1 million, or 64% in fiscal 2023, compared to fiscal 2022. This increase was primarily due to an increase in employee-related expenses of $110.9 million driven by an increase in research and development average headcount of 53%, an increase in stock-based compensation of $72.7 million, an increase in allocated overhead costs of $17.0 million, an increase in cloud hosting and related costs of $13.5 million, an increase in company events expenses of $10.8 million, an increase in travel expenses of $4.9 million, an increase in employee health insurance costs of $4.8 million, and an increase in term-based software licenses of $3.2 million.
General and Administrative
The following shows general and administrative expenses for fiscal 2023, as compared to fiscal 2022 (in thousands, except percentages):

			Change
	2023	2022	$	%

General and administrative expenses	$317,344	$223,092	$94,252	42%
General and administrative expenses increased by $94.3 million, or 42%, in fiscal 2023, compared to fiscal 2022. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $65.9 million, an increase in employee-related expenses of $21.7 million driven by an increase in general and administrative average headcount of 46%, an increase in allocated overhead costs of $4.7 million, an increase in facilities expenses of $2.5 million, an increase in term-based software licenses of $1.6 million, an increase in travel expenses of $1.6 million, and an increase in employee health insurance costs of $0.9 million, partially offset by a decrease in legal expense of $5.3 million, and a decrease in consulting expense of $4.3 million.

Interest Expense, Interest Income and Other Income, Net
The following shows interest expense, interest income, and other income, net, for fiscal 2023, as compared to fiscal 2022 (in thousands, except percentages):

			Change
	2023	2022	$	%

Interest expense	$(25,319)	$(25,231)	$(88)	—%
Interest income	$52,495	$3,788	$48,707	1,286%
Other income, net	$3,053	$3,968	$(915)	(23)%
Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense, and accretion of debt discount for our Senior Notes issued in January 2021.
The increase in interest income during fiscal 2023 compared to fiscal 2022 was driven by increases in market interest rates.

The decrease in other income, net during fiscal 2023 compared to fiscal 2022 was primarily due to a decrease in net positive mark-to-market adjustments of our strategic investments of $3.2 million, partially offset by a net increase of $2.3 million from foreign currency transaction gains.
Provision for Income Taxes
The following shows the provision for income taxes for fiscal 2023, as compared to fiscal 2022 (in thousands, except percentages):

			Change
	2023	2022	$	%

Provision for income taxes	$22,402	$72,355	$(49,953)	(69)%

The decrease in provision for income taxes during fiscal 2023 compared to fiscal 2022 was primarily due to a decrease in tax expense related to gains from the intercompany sale of intellectual property from acquisitions.
Liquidity and Capital Resources

Our primary sources of liquidity as of January 31, 2023, consisted of: (i) $2.5 billion in cash and cash equivalents, which mainly consists of cash on hand and highly liquid investments in time deposits and money market funds, (ii) $250.0 million in short-term investments, which consist of time deposits, (iii) cash we expect to generate from operations, and (iv) available capacity under our $750.0 million senior secured revolving credit facility (the “A&R Credit Agreement”). We expect that the combination of our existing cash and cash equivalents, short-term investments, cash flows from operations, and the A&R Credit Agreement will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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
Since our inception, we have generated operating losses, as reflected in our accumulated deficit of $1.1 billion as of January 31, 2023. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to continue to make, particularly in sales and marketing and research and development. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.

We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2023, we had deferred revenue of $2.4 billion, of which $1.7 billion was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, or foreign currency forward contracts.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended January 31,
	2023	2022	2021

Net cash provided by operating activities	$941,007	$574,784	$356,566
Net cash (used in) provided by investing activities	$(556,658)	$(564,516)	$495,427
Net cash provided by financing activities	$77,437	$72,531	$800,135
Operating Activities
Net cash provided by operating activities during fiscal 2023 was $941.0 million, which resulted from a net loss of $182.3 million, adjusted for non-cash charges of $802.9 million and net cash inflow of $320.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $526.5 million in stock-based compensation expense, $170.8 million of amortization of deferred contract acquisition costs, $77.2 million of depreciation and amortization, $16.6 million of amortization for intangibles assets, $9.4 million of non-cash operating lease costs, and $2.8 million of non-cash interest expense, partially offset by a $1.8 million change in the fair value of strategic investments. The net cash inflow from changes in operating assets and liabilities was primarily due to a $825.8 million increase in deferred revenue, a $58.9 million increase in accrued expenses and other liabilities, and a $65.2 million increase in accrued payroll and benefits, partially offset by a $298.7 million increase in deferred contract acquisition costs, a $258.1 million increase in accounts receivable, net, a $46.8 million increase in prepaid expenses and other assets, a $15.5 million decrease in accounts payable, and a $10.4 million decrease in operating lease liabilities.
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
Investing Activities
Net cash used in investing activities during fiscal 2023 of $556.7 million was primarily due to purchases of investments of $250.0 million, purchases of property and equipment of $235.0 million, capitalized internal-use software and website development costs of $29.1 million, purchases of strategic investments of $21.8 million, business acquisitions, net of cash acquired, of $18.3 million, which were primarily related to the Reposify acquisition, and purchases of intangible assets of $2.3 million.

Net cash used in investing activities during fiscal 2022 of $564.5 million was primarily due to the acquisitions of Humio and SecureCircle, net of cash acquired, of $414.5 million, purchases of property and equipment of $112.1 million, capitalized internal-use software and website development costs of $20.9 million, and purchase of strategic investments of $16.3 million.
Financing Activities
Net cash provided by financing activities of $77.4 million during fiscal 2023 was primarily due to our proceeds from the employee stock purchase plan of $59.4 million, $11.0 million of capital contributions from non-controlling interests, and proceeds from the exercise of stock options of $8.7 million, partially offset by the repayment of a loan acquired through Reposify of $1.6 million.
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
Supplemental Guarantor Financial Information
Our Senior Notes are guaranteed on a senior, unsecured basis by CrowdStrike, Inc., a wholly owned subsidiary of CrowdStrike Holdings, Inc. (the “subsidiary guarantor,” and together with CrowdStrike Holdings, Inc., the “Obligor Group”). The guarantee is full and unconditional and is subject to certain conditions for release. See Note 4, Debt, in Part II, Item 8 of this Annual Report on Form 10-K, for a brief description of the Senior Notes.
We conduct our operations almost entirely through our subsidiaries. Accordingly, the Obligor Group’s cash flow and ability to service the notes will depend on the earnings of our subsidiaries and the distribution of those earnings to the Obligor Group, whether by dividends, loans, or otherwise. Holders of the guaranteed registered debt securities will have a direct claim only against the Obligor Group.
Summarized financial information is presented below for the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group and equity in the earnings from and investments in any non-guarantor subsidiary. The revenue amounts presented in the summarized financial information include all of our consolidated revenue, and there is no intercompany revenue from the non-guarantor subsidiaries. This summarized financial information has been prepared and presented pursuant to Regulation S-X Rule 13-01, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP.

Statement of Operations	Year Ended January 31, 2023
(in thousands)
Revenue	$2,241,236
Cost of revenue	639,637
Operating expenses	1,855,244
Loss from operations	(253,644)
Net loss	(237,920)
Net loss attributable to CrowdStrike	(237,920)

Balance Sheet	January 31, 2023
(in thousands)

Current assets (excluding intercompany receivables from non-Guarantors)	$3,541,670
Intercompany receivables from non-Guarantors	5,817
Noncurrent assets	1,443,684
Current liabilities	2,027,443
Noncurrent liabilities (excluding intercompany payable to non-Guarantors)	1,417,627
Intercompany payable to non-Guarantors	289,242
Strategic Investments
In July 2019, we agreed to commit up to $10.0 million to a newly formed entity, CrowdStrike Falcon Fund LLC (the “Original Falcon Fund”) in exchange for 50% of the sharing percentage of any distribution by the Original Falcon Fund. In December 2021, we agreed to commit an additional $50.0 million to a newly formed entity, CrowdStrike Falcon Fund II LLC (“Falcon Fund II”) in exchange for 50% of the sharing percentage of any distribution by Falcon Fund II. Further, entities associated with Accel also agreed to commit up to $10.0 million and $50.0 million, respectively, to the Original Falcon Fund and Falcon Fund II (collectively, the “Falcon Funds”), and collectively own the remaining 50% of the sharing percentage of the Falcon Funds. Both Falcon Funds are in the business of purchasing, selling, and investing in minority equity and convertible debt securities of privately-held companies that develop applications that have potential for substantial contribution to us and our platform. We are the manager of the Falcon Funds and control their investment decisions and day-to-day operations and accordingly have consolidated each of the Falcon Funds. Each Falcon Fund has a duration of ten years and may be extended for three additional years. At dissolution, the Falcon Funds will be liquidated, and the remaining assets will be distributed to the investors based on their respective sharing percentage.
Contractual Obligations and Commitments
Contractual Obligations
Our commitments consist of obligations under non-cancellable real estate arrangements on an undiscounted basis, of which $11.8 million is due in the next 12 months and $35.2 million is due thereafter. In addition, we have debt obligations related to $750.0 million aggregate principal amount of the Senior Notes due in fiscal 2030 and the interest payments associated with the Senior Notes of $22.5 million due in the next 12 months and $123.8 million due thereafter. As of January 31, 2023, we have $179.9 million of non-cancellable data center commitments in excess of one year, of which $26.0 million is due in the next 12 months and $153.9 million due thereafter. Also, as of January 31, 2023, we have $90.9 million of non-cancelable purchase commitments with various parties to purchase products and services, entered into in the normal course of business, in excess of one year, of which $52.1 million is due in the next 12 months and $38.8 million due thereafter. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
The contractual commitment amounts above are associated with agreements that are enforceable and legally binding. Obligations under contracts, including purchase orders, that we can cancel without a significant penalty are excluded.
Other Obligations
In October 2021, we entered into a new private pricing addendum with Amazon Web Services (“AWS”), which provides us with cloud computing infrastructure. Under the new pricing addendum, we committed to purchase a minimum of $600.0 million of cloud services from AWS through September 2026. As of January 31, 2023, we have utilized $297.6 million of this commitment. We expect to meet our remaining commitment with AWS.
As of January 31, 2023, our unrecognized tax benefits included $4.2 million, which were classified as long-term liabilities due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits.

Indemnification
Our subscription agreements contain standard indemnification obligations. Pursuant to these agreements, we will indemnify, defend, and hold the other party harmless with respect to a claim, suit, or proceeding brought against the other party by a third party alleging that our intellectual property infringes upon the intellectual property of the third party, or results from a breach of our representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual after the execution of the agreement. Typically, these indemnification provisions do not provide for a maximum potential amount of future payments we could be required to make. However, in the past we have not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on our consolidated balance sheets as of January 31, 2023 or January 31, 2022.
We also agreed to indemnify our directors and certain executive officers for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited. However, our director and officer liability insurance policy mitigates our exposure. Historically, we have not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on our consolidated balance sheets as of January 31, 2023 or January 31, 2022.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements and notes to our consolidated financial statements, which were prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. See Note 1, Description of Business and Significant Accounting Policies to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K. We base our estimates and judgments on our historical experience, knowledge of factors affecting our business and our belief as to what could occur in the future considering available information and assumptions that are believed to be reasonable under the circumstances.
The accounting estimates we use in the preparation of our consolidated financial statements will change as new events occur, more experience is acquired, additional information is obtained, and our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to our consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates.
The critical accounting estimates, assumptions, and judgments that we believe have the most significant impact on our consolidated financial statements are described below.
Revenue Recognition
We derive our revenue predominately from subscription revenue, which is primarily based on the solutions subscribed to by the customer. We recognize subscription revenue ratably over the contract term. Our professional services are available through time and material and fixed fee agreements. Revenue from professional services is recognized as services are performed.
We enter into revenue contracts with multiple performance obligations in which a customer may purchase combinations of subscriptions, support, training, and consulting service. Judgment is required when considering the terms and conditions of these contracts. The transaction price for these contracts is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. The SSP is the price at which we would sell promised subscription or professional services separately to a customer.

Business Combinations
We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets. Although we believe the assumptions and estimates we have made are reasonable, they are based in part on historical experience, market conditions, and information obtained from management of the acquired companies and are inherently uncertain. Examples of judgments used to estimate the fair value of intangibles assets include, but are not limited to, future expected cash flows, expected customer attrition rates, estimated obsolescence rates, and discount rates. These estimates are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.
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
We account for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We establish a liability for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. Our assumptions, judgments, and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. In addition, we are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes and have reserved for potential adjustments that may result from such examinations. We believe such estimates to be reasonable; however, the final determination of any of these examinations could significantly impact the amounts provided for income taxes in our consolidated financial statements.
Recently Issued Accounting Pronouncements
See Note 1, Description of Business and Significant Accounting Policies, included in Part II, Item 8 of this Annual Report on Form 10-K for more information about the impact of certain recent accounting pronouncements on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations in the United States and internationally, and we are exposed to market risk in the ordinary course of business.
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in time deposits and money market funds. Our short-term investments consist of time deposits. Our investments do not have significant interest rate risk, as the yields on our investments are fixed rates. As of January 31, 2023, we had cash and cash equivalents of $2.5 billion, short-term investments of $250.0 million, and no marketable securities. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our portfolio as of January 31, 2023. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to our revolving credit facility and the Senior Notes. The interest on the revolving credit facility is tied to short-term interest rate benchmarks including the Term SOFR. The interest rate on the Senior Notes is fixed.
Foreign Currency Risk
To date, nearly all of our sales contracts have been denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Australian Dollar, and Euro. The functional currency of our foreign subsidiaries is that country’s local currency. Foreign currency transaction gains and losses are recorded to other income, net. A hypothetical 10% adverse change in the U.S. dollar against other currencies would have resulted in an increase in operating loss of approximately $55.5 million and $36.3 million for the fiscal years ended January 31, 2023 and January 31, 2022, respectively. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Inflation Rate Risk
We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the fiscal year ended January 31, 2023. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CrowdStrike Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CrowdStrike Holdings, Inc. and its subsidiaries (the “Company”) as of January 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive loss, of stockholders' equity and of cash flows for each of the three years in the period ended January 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Identification and Evaluation for Terms and Conditions in Contracts
As described in Note 1 to the consolidated financial statements, the Company generates its revenue from contracts with customers for subscriptions and professional services. Management considers the terms and conditions of contracts with customers and the Company’s customary business practices in identifying contracts. Management determines the Company has a contract with a customer when the contract is approved, each party’s rights regarding the services to be transferred can be identified, payment terms for the services can be identified, it has been determined that the customer has the ability and intent to pay, and the contract has commercial substance. Revenue is recognized when control of the promised services is transferred to the customer, in an amount that reflects the consideration expected to be received in exchange for those services. The Company’s consolidated revenue for the year ended January 31, 2023 was $2,241 million.
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
March 8, 2023

We have served as the Company’s auditor since 2016.

CrowdStrike Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	January 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,455,369	$1,996,633
Short-term investments	250,000	—
Accounts receivable, net of allowance for credit losses of $2.6 million and $1.6 million as of January 31, 2023 and January 31, 2022, respectively	626,181	368,145
Deferred contract acquisition costs, current	186,855	126,822
Prepaid expenses and other current assets	121,862	79,352
Total current assets	3,640,267	2,570,952
Strategic investments	47,270	23,632
Property and equipment, net	492,335	260,577
Operating lease right-of-use assets	39,936	31,735
Deferred contract acquisition costs, noncurrent	260,233	192,358
Goodwill	430,645	416,445
Intangible assets, net	86,889	97,336
Other long-term assets	28,965	25,346
Total assets	$5,026,540	$3,618,381
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$45,372	$47,634
Accrued expenses	137,884	83,382
Accrued payroll and benefits	168,767	104,563
Operating lease liabilities, current	13,046	9,820
Deferred revenue	1,727,484	1,136,502
Other current liabilities	16,519	24,929
Total current liabilities	2,109,072	1,406,830
Long-term debt	741,005	739,517
Deferred revenue, noncurrent	627,629	392,819
Operating lease liabilities, noncurrent	29,567	25,379
Other liabilities, noncurrent	31,833	16,193
Total liabilities	3,539,106	2,580,738
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of January 31, 2023 and January 31, 2022; no shares issued and outstanding as of January 31, 2023 and January 31, 2022	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of January 31, 2023 and January 31, 2022; 222,759 shares, and 209,996 shares issued and outstanding as of January 31, 2023 and January 31, 2022, respectively; Class B common stock, $0.0005 par value; 300,000 shares authorized as of January 31, 2023 and January 31, 2022; 13,018 shares, and 20,710 shares issued and outstanding as of January 31, 2023 and January 31, 2022, respectively	118	115
Additional paid-in capital	2,612,705	1,991,807
Accumulated deficit	(1,148,163)	(964,918)
Accumulated other comprehensive loss	(1,019)	(1,240)
Total CrowdStrike Holdings, Inc. stockholders’ equity	1,463,641	1,025,764
Non-controlling interest	23,793	11,879
Total stockholders’ equity	1,487,434	1,037,643
Total liabilities and stockholders’ equity	$5,026,540	$3,618,381
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2023	2022	2021
Revenue
Subscription	$2,111,660	$1,359,537	$804,670
Professional services	129,576	92,057	69,768
Total revenue	2,241,236	1,451,594	874,438

Cost of revenue
Subscription	511,684	321,904	185,212
Professional services	89,547	61,317	44,333
Total cost of revenue	601,231	383,221	229,545

Gross profit	1,640,005	1,068,373	644,893

Operating expenses
Sales and marketing	904,409	616,546	401,316
Research and development	608,364	371,283	214,670
General and administrative	317,344	223,092	121,436
Total operating expenses	1,830,117	1,210,921	737,422

Loss from operations	(190,112)	(142,548)	(92,529)
Interest expense	(25,319)	(25,231)	(1,559)
Interest income	52,495	3,788	4,968
Other income, net	3,053	3,968	1,251

Loss before provision for income taxes	(159,883)	(160,023)	(87,869)

Provision for income taxes	22,402	72,355	4,760

Net loss	(182,285)	(232,378)	(92,629)
Net income attributable to non-controlling interest	960	2,424	—
Net loss attributable to CrowdStrike	$(183,245)	$(234,802)	$(92,629)

Net loss per share attributable to CrowdStrike common stockholders, basic and diluted	$(0.79)	$(1.03)	$(0.43)

Weighted-average shares used in computing net loss per share attributable to CrowdStrike common stockholders, basic and diluted	233,139	227,142	217,756
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Net loss	$(182,285)	$(232,378)	$(92,629)
Other comprehensive income (loss):
Foreign currency translation adjustments	221	(3,559)	2,630
Reversal of unrealized gain upon sale of debt securities, net of tax	—	—	(1,320)
Other comprehensive income (loss)	221	(3,559)	1,310
Less: Comprehensive income attributable to non-controlling interest	960	2,424	—
Total comprehensive loss attributable to CrowdStrike	$(183,024)	$(238,361)	$(91,319)
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balances at January 31, 2020	212,948	$106	$1,378,479	$(637,487)	$1,009	$500	$742,607
Issuance of common stock upon exercise of options	7,752	6	28,825	—	—	—	28,831
Issuance of common stock under RSU release	1,994	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	1,030	—	34,263	—	—	—	34,263
Vesting of early exercised options	—	—	3,318	—	—	—	3,318
Stock-based compensation expense	—	—	149,375	—	—	—	149,375
Capitalized stock-based compensation	—	—	3,686	—	—	—	3,686
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	313	—	—	—	313
Net loss	—	—	—	(92,629)	—	—	(92,629)
Non-controlling interest	—	—	—	—	—	800	800
Other comprehensive income	—	—	—	—	1,310	—	1,310
Balances at January 31, 2021	223,724	$112	$1,598,259	$(730,116)	$2,319	$1,300	$871,874
Issuance of common stock upon exercise of options	2,598	1	15,898	—	—	—	15,899
Issuance of common stock under RSU and PSU release	3,408	2	(2)	—	—	—	—
Issuance of common stock under employee stock purchase plan	904	—	50,277	—	—	—	50,277
Issuance of common stock for restricted stock awards	57	—	—	—	—	—	—
Vesting of early exercised options	—	—	3,165	—	—	—	3,165
Issuance of common stock for founders holdbacks related to acquisitions	15	—	3,528	—	—	—	3,528
Stock-based compensation expense	—	—	305,792	—	—	—	305,792
Capitalized stock-based compensation	—	—	10,879	—	—	—	10,879
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	4,011	—	—	—	4,011
Net income (loss)	—	—	—	(234,802)	—	2,424	(232,378)
Non-controlling interest	—	—	—	—	—	8,155	8,155
Other comprehensive loss	—	—	—	—	(3,559)	—	(3,559)
Balances at January 31, 2022	230,706	$115	$1,991,807	$(964,918)	$(1,240)	$11,879	$1,037,643
Issuance of common stock upon exercise of options	1,032	3	8,652	—	—	—	8,655
Issuance of common stock under RSU and PSU release	3,444	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	517	—	59,419	—	—	—	59,419
Issuance of common stock for restricted stock awards	6	—	—	—	—	—	—
Vesting of early exercised options	—	—	2,204	—	—	—	2,204
Issuance of common stock for founders holdbacks related to acquisitions	72	—	10,645	—	—	—	10,645
Stock-based compensation expense	—	—	519,735	—	—	—	519,735
Capitalized stock-based compensation	—	—	20,193	—	—	—	20,193
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	50	—	—	—	50
Net income (loss)	—	—	—	(183,245)	—	960	(182,285)
Non-controlling interest	—	—	—	—	—	10,954	10,954
Other comprehensive income	—	—	—	—	221	—	221
Balances at January 31, 2023	235,777	$118	$2,612,705	$(1,148,163)	$(1,019)	$23,793	$1,487,434
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2023	2022	2021
Operating activities
Net loss	$(182,285)	$(232,378)	$(92,629)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	77,245	55,908	38,710
Amortization of intangible assets	16,565	12,902	1,448
Amortization of deferred contract acquisition costs	170,808	113,884	66,425
Non-cash operating lease cost	9,440	9,103	7,786
Stock-based compensation expense	526,504	309,952	149,675
Deferred income taxes	1,306	(13,956)	(1,452)
Gain on sale of debt securities, net	—	—	(1,347)
Amortization of marketable securities purchased at a premium	—	—	578
Non-cash interest expense	2,813	2,469	853
Change in fair value of strategic investments	(1,830)	(4,823)	—
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable, net	(258,109)	(125,354)	(73,022)
Deferred contract acquisition costs	(298,716)	(234,308)	(150,975)
Prepaid expenses and other assets	(46,807)	(29,535)	2,198
Accounts payable	(15,463)	33,248	11,325
Accrued expenses and other liabilities	58,923	38,483	33,083
Accrued payroll and benefits	65,226	32,681	33,212
Operating lease liabilities	(10,364)	(9,900)	(8,105)
Deferred revenue	825,751	616,408	338,803
Net cash provided by operating activities	941,007	574,784	356,566
Investing activities
Purchases of property and equipment	(235,019)	(112,143)	(52,799)
Capitalized internal-use software and website development costs	(29,095)	(20,866)	(10,864)
Purchases of strategic investments	(21,808)	(16,309)	(1,500)
Business acquisitions, net of cash acquired	(18,349)	(414,518)	(85,517)
Purchases of intangible assets	(2,323)	(680)	(180)
Purchases of investments	(250,000)	—	(84,904)
Proceeds from sales of investments	—	—	639,586
Purchases of deferred compensation investments	(64)	—	—
Maturities of marketable securities	—	—	91,605
Net cash (used in) provided by investing activities	(556,658)	(564,516)	495,427
Financing activities
Payments of debt issuance costs related to revolving line of credit	—	(219)	(3,328)
Payments of debt issuance costs related to Senior Notes	—	(1,581)	—
Proceeds from issuance of Senior Notes, net of debt financing costs	—	—	739,569
Repayment of loan payable	(1,591)	—	—
Proceeds from issuance of common stock upon exercise of stock options	8,655	15,899	28,831
Proceeds from issuance of common stock under the employee stock purchase plan	59,419	50,277	34,263
Capital contributions from non-controlling interest holders	10,954	8,155	800
Net cash provided by financing activities	77,437	72,531	800,135
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(1,495)	(4,774)	1,682
Net increase in cash, cash equivalents and restricted cash	460,291	78,025	1,653,810
Cash, cash equivalents and restricted cash at beginning of period	1,996,633	1,918,608	264,798
Cash, cash equivalents and restricted cash at end of period	$2,456,924	$1,996,633	$1,918,608
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	2,455,369	1,996,633	1,918,608
Restricted cash included in prepaid expenses and other assets	1,555	—	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	2,456,924	1,996,633	1,918,608
Supplemental disclosure of cash flow information:
Interest paid	$22,551	$13,088	$18
Income taxes paid, net of refunds received	$11,943	$74,677	$1,732
Supplemental disclosure of non-cash investing and financing activities:
Net increase in property and equipment included in accounts payable and accrued expenses	$22,421	$6,522	$1,042
Vesting of early exercised stock options	$2,204	$3,165	$3,318
Equity consideration for acquisitions	$50	$4,011	$3,842
Debt financing costs, accrued but not paid	$—	$—	$1,581
Operating lease liabilities arising from obtaining operating right of-use assets	$18,464	$4,867	$6,249
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
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Certain prior year information has been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or accumulated deficit.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s consolidated financial statements and accompanying notes. These estimates are based on information available as of the date of the consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Actual results may differ from these estimates and such differences could be material to the Company’s consolidated financial statements.
Estimates and assumptions used by management include, but are not limited to, revenue recognition, the allowance for credit losses, the useful lives of long-lived assets, the fair values of strategic investments, the period of benefit for deferred contract acquisition costs, the discount rate used for operating leases, the recognition and disclosure of contingent liabilities, income taxes, stock-based compensation, and the fair value of assets acquired and liabilities assumed in business combinations.
Concentration of Credit Risk and Geographic Information
The Company generates revenue from the sale of subscriptions to access its cloud platform and professional services. The Company’s sales team, along with its channel partner network of system integrators and value-added resellers (collectively, “channel partners”), sells the Company’s services worldwide to organizations of all sizes.
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments, accounts receivable, and strategic investments. The Company’s cash is placed with high-credit-quality financial institutions and issuers, and at times exceed federally insured limits. The Company has not experienced any credit loss relating to its cash, cash equivalents, short-term investments, or strategic investments. The Company performs periodic credit evaluations of its customers and generally does not require collateral.
There were no direct customers who represented 10% or more of the Company’s accounts receivable as of January 31, 2023. One direct customer who represented 10% of more of the Company’s accounts receivable as of January 31, 2022 was as follows:

	January 31,
	2023	2022
Customer A	9%	10%

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
There were no channel partners who represented 10% or more of the Company’s accounts receivable as of January 31, 2023 and January 31, 2022.
There were no channel partners or direct customers who represented 10% or more of the Company’s total revenue during the fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021.
Cash Equivalents and Short-term Investments
The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents are mainly comprised of time deposits and money market funds. The Company had $1.6 billion and $1.0 billion of cash equivalents as of January 31, 2023 and January 31, 2022, respectively.

Short-term investments consist of time deposits with original maturities greater than three months but less than one year. The Company had $250.0 million of short-term investments as of January 31, 2023 and no short-term investments as of January 31, 2022.
Strategic Investments
In July 2019, the Company agreed to commit up to $10.0 million to a newly formed entity, CrowdStrike Falcon Fund LLC (the “Original Falcon Fund”) in exchange for 50% of the sharing percentage of any distributions by the Original Falcon Fund. In December 2021, the Company agreed to commit an additional $50.0 million to a newly formed entity, CrowdStrike Falcon Fund II LLC (“Falcon Fund II”) in exchange for 50% of the sharing percentage of any distributions by Falcon Fund II. Further, entities associated with Accel also agreed to commit up to $10.0 million and $50.0 million, respectively, to the Original Falcon Fund and Falcon Fund II (collectively, the “Falcon Funds”), and collectively own the remaining 50% of the sharing percentage of the Falcon Funds. Both Falcon Funds are in the business of purchasing, selling, and investing in minority equity and convertible debt securities of privately-held companies that develop applications that have potential for substantial contribution to CrowdStrike and its platform. The Company is the manager of the Falcon Funds and controls the investment decisions and day-to-day operations and accordingly has consolidated each of the Falcon Funds. Each Falcon Fund has a duration of ten years and may be extended for three additional years. At dissolution, the Falcon Funds will be liquidated, and the remaining assets will be distributed to the investors based on their respective sharing percentage.
The Company elected the measurement alternative for the non-marketable equity investments of the Falcon Funds where eligible. Under the measurement alternative, the non-marketable equity investments are measured at cost, less any impairment, plus or minus adjustments resulting from price changes from observable transactions of identical or similar securities of the same issuer. All gains and losses on strategic investments, realized and unrealized, are recognized in Other income (expense), net. Strategic investments are classified within Level 3 in the fair value hierarchy as these investments do not have readily determinable market values. The carrying amount of strategic investments is adjusted based on observable price changes from observable transactions of identical or similar securities of the same issuer and other unobservable inputs including volatility, rights, and obligations of the investments, or by impairments when identified events and circumstances indicate a decline in value has occurred.
The Company classifies the investments in the Falcon Funds as a non-current asset called Strategic investments on the consolidated balance sheets. The Company has recognized a net unrealized gain for its portion of ownership of the strategic investments in the amount of $1.0 million and $2.4 million during the fiscal years ended January 31, 2023 and and January 31, 2022, respectively. Net unrealized gain attributable to non-controlling interest was $1.0 million and $2.4 million during the fiscal years ended January 31, 2023 and January 31, 2022, respectively.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash equivalents, short-term investments, strategic investments, accounts receivable, accounts payable, accrued expenses, the Senior Notes, and investments for the Company’s deferred compensation plan. The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term nature. If these financial instruments were measured at fair value in the consolidated financial statements, cash equivalents, accounts receivable, accounts payable, accrued expenses and investments for the Company’s deferred compensation plan would be classified as Level 1 and short-term investments would be classified as Level 2. The Senior Notes are carried at the initially allocated liability value less unamortized debt discount and issuance

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
costs on the Company’s consolidated balance sheets. The Company discloses the fair value of the Senior Notes at each reporting period for disclosure purposes only. The Company's investments related to the deferred compensation plan are invested within a Rabbi Trust. Participants in the deferred compensation plan may select the securities in which their compensation deferrals are invested within the confines of the Rabbi Trust. These securities are marked-to-market each reporting period. Refer to Note 2, Investments and Fair Value Measurements, regarding the fair value of the Company’s non-marketable securities and deferred compensation investments and Note 4, Debt, for the fair value of the Company’s Senior Notes.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. Accounts receivable are stated at their net realizable value, net of the allowance for credit losses. The Company has a well-established collections history from its customers. Credit is extended to customers based on an evaluation of their financial condition and other factors. The Company generally does not require collateral from its customers; however, the Company may require payment prior to commencing service in certain instances to limit credit risk. The Company regularly reviews the adequacy of the allowance for credit losses by considering various factors including the age of each outstanding invoice, each customer’s expected ability to pay, historical loss rates, and expectations of forward-looking loss estimates to determine whether the allowance is appropriate. Amounts deemed uncollectible are written off against the allowance for credit losses.
Segment Information
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis for the purposes of allocating resources and evaluating financial performance. Accordingly, management has determined that the Company operates as one operating and reportable segment.
Business Combinations
The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. The purchase price allocation process requires management to make significant estimates and assumptions with respect to intangible assets. Although the Company believes the assumptions and estimates it has made are reasonable, they are based in part on historical experience, market conditions, and information obtained from management of the acquired companies and are inherently uncertain. Examples of judgments used to estimate the fair value of intangibles assets include, but are not limited to, future expected cash flows, expected customer attrition rates, estimated obsolescence rates, and discount rates. These estimates are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which is one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded in the consolidated statements of operations.
Goodwill and Intangible Assets
The Company evaluates and tests goodwill for impairment at least annually, on January 31, or more frequently if circumstances indicate that goodwill may not be recoverable. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its one reporting unit is less than its carrying value. In assessing the qualitative factors, the Company considers the impact of certain key factors including macroeconomic conditions, industry and market considerations, management turnover, changes in regulation, litigation matters, changes in enterprise value, and overall financial performance. If the Company determines it is more likely than not that the fair value of its one reporting unit is less than its carrying value, a quantitative test is performed by estimating the fair value of its reporting unit, including goodwill, and comparing it to its carrying value. If the fair value is lower than the carrying value, the excess is recognized as an impairment loss. No impairment losses were recorded during the fiscal years ended January 31, 2023, January 31, 2022, or January 31, 2021. See Note 3, Balance Sheet Components, and Note 12, Acquisitions, to the consolidated financial statements for more information.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Acquired intangible assets mainly consisting of developed technology and customer relationships, are stated at fair value at the acquisition date and are amortized on a straight-line basis over their estimated economic lives, which are generally one to 20 years. The Company reviews the carrying amounts of intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. No impairment indicators were identified by the Company and no impairment losses were recorded by the Company during the fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021.
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
The Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset (or asset group) may not be recoverable. Events and changes in circumstances considered by the Company in determining whether the carrying value of long-lived assets may not be recoverable, include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, and changes in the Company’s business strategy. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (an “asset group”). An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than its carrying amount. No impairment indicators were identified by the Company and no impairment losses were recorded by the Company during the fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021.
Capitalized Internal-Use Software and Website Development Costs
The Company capitalizes certain development costs incurred in connection with its internal-use software and website development. These capitalized costs are primarily related to the Company’s cloud-delivered solution for next-generation endpoint protection, as well as redefining, redesigning, and rebuilding crowdstrike.com. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the internal-use software and website are substantially complete and ready for their intended use. The Company contracts with third party information technology providers for various service arrangements including software, platform, and information technology infrastructure. The Company capitalizes the implementation costs incurred to develop or obtain internal-use software in such arrangements, which are recorded as part of property and equipment, net in the consolidated balance sheets. All capitalized implementation costs are amortized over the term of the arrangement, which includes reasonably certain renewals. Costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Deferred Contract Acquisition Costs
Under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, the Company capitalizes contract acquisition costs that are incremental to the acquisition of customer contracts. Contract acquisition costs are accrued and capitalized upon execution of the sales contract by the customer. Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to referral partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of eight months.
Deferred Revenue
The deferred revenue balance consists of subscription and professional services, which have been invoiced upfront, and are recognized as revenue only when the revenue recognition criteria are met. The Company’s subscription contracts are typically invoiced to its customers at the beginning of the term, or in some instances, such as in multi-year arrangements, in installments. Professional services are invoiced upfront, invoiced in installments, or invoiced as the services are performed. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multi-year non-cancellable contracts that have not yet been billed.
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
(3)Determine the transaction price

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The transaction price is determined based on the consideration to which the Company is expected to be entitled in exchange for transferring services to the customer. Variable consideration is included in the transaction price if it is probable that a significant future reversal of cumulative revenue under the contract will not occur. None of the Company’s contracts contain a significant financing component.
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
Subscription Revenue
The Company’s Falcon Platform technology solutions are subscription SaaS offerings designed to continuously monitor, share, and mitigate risks from determined attackers. Customers do not have the right to take possession of the cloud-based software platform. Fees are based on several factors, including the solutions subscribed for by the customer and the number of endpoints purchased by the customer. The subscription fees are typically payable within 30 to 60 days after the execution of the arrangement, and thereafter upon renewal or subsequent installment. The Company initially records the subscription fees as deferred revenue and recognizes revenue on a straight-line basis over the term of the agreement.
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
Advertising
Most advertising costs are expensed as incurred, except for certain production costs that are deferred and expensed at the first time the advertising takes place. The Company incurred $53.8 million, $50.5 million, and $27.9 million of advertising costs during the fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021, respectively.
Stock-Based Compensation
Compensation related to stock-based awards to employees and directors is measured and recognized in the Company’s consolidated statements of operations based on the fair value of the awards granted. The Company estimates the fair value of its stock options using the Black-Scholes option-pricing model. The stock-based compensation expense relating to stock options is recognized on a straight-line basis over the period during which the employee or director is required to provide service in exchange for the award, usually the vesting period, which is generally four years.

Restricted stock units (“RSUs”) are generally subject to a service-based vesting condition. The service-based vesting condition is generally four years. The valuation of these RSUs is based solely on the Company’s stock price on the date of grant, and the corresponding compensation expense is amortized on a straight-line basis.

Performance-based stock units (“PSUs”) are generally subject to both a service-based vesting condition and a performance-based vesting condition. The fair value of the award is equal to the Company’s stock price on the date of grant. PSUs generally vest over a four-year period, subject to continued service through the applicable vesting dates. The stock-based compensation expense relating to PSUs is recognized using the accelerated attribution method over the requisite service period when it is probable that the performance condition will be satisfied.
The Special PSU Awards are subject to the Company’s achievement of specified stock price hurdles and a service-based vesting condition. The Company measured the fair value of the Special PSU Awards using a Monte Carlo simulation valuation model. The stock-based compensation expense relating to the Special PSU Awards is recognized using the accelerated attribution method over the longer of the derived service period and the explicit service period.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Employee Stock Purchase Plan (“ESPP”) grants are measured based on the fair value at grant date using the Black-Scholes option-pricing model. The resulting stock-based compensation expense is recognized using the accelerated attribution method over a two-year offering period and is accounted for as having four separate tranches starting on the same initial enrollment date. The requisite service periods for the four tranches are approximately 6, 12, 18, and 24 months.
The Company accounts for forfeitures as they occur for all stock-based awards.
Deferred Compensation
In December 2022, the board of directors approved the CrowdStrike Inc. Deferred Compensation Plan (the “Plan”), effective January 1, 2023. The Plan is a non-qualified, deferred compensation arrangement that permits eligible employees to make 100% vested salary and incentive compensation deferrals within established limits. The Company does not make contributions to the Plan.

The Plan’s assets consist of marketable securities held in a Rabbi Trust and are included in Other long-term assets in the consolidated balance sheets because they are intended to fund the Plan’s long-term liabilities. They are not available for use in the Company’s daily operations and are not intended to be sold within a short period of time after purchase. The marketable securities were recorded at fair value based on quoted market prices and were immaterial as of January 31, 2023. The deferred compensation liability was also immaterial as of January 31, 2023, and is included in Other liabilities, noncurrent in the consolidated balance sheets. Gains and losses on deferred compensation investments are included in Other income (expense), net, and corresponding changes in the deferred compensation liability are included in Operating expenses and Cost of revenue. Changes in the fair value of the deferred compensation asset and liability were immaterial for the year ended January 31, 2023.
Operating Leases
The Company enters into operating lease arrangements for real estate assets related to office space. The Company determines if an arrangement is or contains a lease at inception by evaluating various factors, including whether a vendor’s right to substitute an identified asset is substantive. Lease classification is determined at the lease commencement date, which is the date the leased assets are made available for use. Operating leases are included in Operating lease right-of-use assets, Operating lease liabilities, current, and Operating lease liabilities, noncurrent in the consolidated balance sheets. The Company did not have any financing leases in any of the periods presented.
Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist of the fixed payments under the arrangement, less any lease incentives, such as tenant improvement allowances. Variable costs, such as maintenance and utilities based on actual usage, are not included in the measurement of right-to-use (“ROU”) assets and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. As the implicit rate of the leases is not determinable, the Company uses an incremental borrowing rate (“IBR”) based on the information available at the lease commencement date in determining the present value of lease payments. Lease expenses are recognized on a straight-line basis over the lease term.
The Company uses the non-cancelable lease term when recognizing the ROU assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised. The Company accounts for the lease and non-lease components as a single lease component.
Leases with a term of twelve months or less are not recognized on the consolidated balance sheets but are recognized as expense on a straight-line basis over the term of the lease.
Debt Issuance Costs
Debt issuance costs incurred in connection with securing the Company’s financing arrangements are generally presented in the consolidated balance sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. However, the Company has chosen to present debt issuance costs under Other long-term assets for its revolving credit facility on the consolidated balance sheets regardless of whether the Company has any outstanding borrowings on the revolving credit facility. Debt issuance costs, net of accumulated amortization, were $4.5 million and $4.6 million as of January 31, 2023 and January 31, 2022, respectively. Debt issuance costs associated with the Senior Notes are recorded as a reduction to the carrying value of the Senior Notes on the consolidated balance sheets. The unamortized issuance costs relating to the Senior Notes were $2.0 million and $2.3 million as of January 31, 2023 and January 31, 2022, respectively.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
All deferred financing costs are amortized to interest expense. The effective interest method is used for debt issuance costs related to the Senior Notes. Debt issuance costs related to the revolving credit facility are amortized over the term of the financing arrangement under the straight-line method. The Company’s amortization of these costs was $1.3 million, $1.0 million, and $0.8 million for the fiscal years ended January 31, 2023, 2022, and 2021, respectively.
Foreign Currency Translation and Transactions
The functional currencies of the Company’s foreign subsidiaries are generally the country’s local currency. Assets and liabilities of the subsidiaries are translated into U.S. Dollars at exchange rates in effect at the reporting date. Amounts classified in stockholders’ equity (deficit) are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates during the period. The resulting translation adjustments are recorded in Accumulated other comprehensive loss. Foreign currency transaction gains or losses, whether realized or unrealized, are reflected in the consolidated statements of operations within Other income (expense), net, and have not been material for all periods presented.
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
The Company accounts for unrecognized tax benefits using a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company establishes a liability for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. The Company’s assumptions, judgments, and estimates relative to the current provision for income taxes take into account current tax laws, the Company’s interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. The Company has established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. In addition, the Company is subject to the continual examination of its income tax returns by the U.S. Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities. The Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes and have reserved for potential adjustments that may result from such examinations. The Company believes such estimates to be reasonable; however, the final determination of any of these examinations could significantly impact the amounts provided for income taxes in the Company’s consolidated financial statements.
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
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. This ASU is not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
2. Investments and Fair Value Measurements
The Company follows ASC 820, Fair Value Measurements, with respect to cash equivalents that are measured at fair value on a recurring basis. Under the standard, fair value is defined as the exit price, or the amount that would be received to sell an asset or a liability in an orderly transaction between market participants as of the measurement date. The standard also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available in the circumstances.
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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	January 31, 2023				January 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets (1)
Cash equivalents (2)
Money market funds	$64,752	$—	$—	$64,752	$300,027	$—	$—	$300,027
Other assets
Deferred compensation investments	64	—	—	64	—	—	—	—
Total assets	$64,816	$—	$—	$64,816	$300,027	$—	$—	$300,027
_______________________________________
(1)    $250.0 million of time deposits, which are included in short-term investments, are excluded since they are carried at cost and approximate fair value.
(2)    Cash equivalents exclude $1.6 billion of time deposits, which are carried at cost and approximate fair value.
There were no transfers between the levels of the fair value hierarchy during the periods presented.
The following summarizes the net carrying value of the strategic investments, which are Level 3, within the fair value hierarchy (in thousands):

	January 31,
	2023	2022

Total initial cost	$40,617	$18,809
Unrealized net gains due to changes in fair value	6,653	4,823
Carrying value	$47,270	$23,632

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
3. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	January 31,
	2023	2022

Data center and other computer equipment	$297,585	$198,297
Capitalized internal-use software and website development costs	113,276	70,476
Leasehold improvements	24,944	22,029
Purchased software	6,384	5,232
Furniture and equipment	7,412	7,291
Construction in progress	259,013	99,030
	708,614	402,355
Less: Accumulated depreciation and amortization	(216,279)	(141,778)
Property and equipment, net	$492,335	$260,577
Construction in progress primarily includes data center equipment purchased that has not yet been placed in service. Data center equipment that was purchased but not yet been placed into service was $245.4 million and $89.8 million as of January 31, 2023 and January 31, 2022, respectively.
Depreciation and amortization expense of property and equipment was $77.2 million, $54.4 million, and $38.7 million, during the fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021, respectively.
The Company capitalized $49.3 million, $30.7 million, and $14.0 million in internal-use software and website development costs during the fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021, respectively. Amortization expense associated with internal-use software and website development costs totaled $21.5 million, $12.4 million, and $7.9 million during the fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021, respectively. The net book value of capitalized internal-use software and website development costs was $66.3 million and $38.6 million as of January 31, 2023 and January 31, 2022, respectively.
Intangible Assets, Net
Total intangible assets, net consisted of the following (dollars in thousands):

	January 31, 2023			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount

				(in months)
Developed technology	$101,452	$25,866	$75,586	68
Customer relationships	12,032	3,831	8,201	61
Other acquired intangible assets	4,717	1,615	3,102	147
Total	$118,201	$31,312	$86,889

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements

	January 31, 2022			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount

				(in months)
Developed technology	$97,668	$12,000	$85,668	79
Customer relationships	12,045	1,973	10,072	72
Other acquired intangible assets	2,397	801	1,596	89
Total	$112,110	$14,774	$97,336
Amortization expense of intangible assets was $16.6 million, $12.9 million, and $1.4 million, during the fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021, respectively.
The estimated aggregate future amortization expense of intangible assets as of January 31, 2023 was as follows (in thousands):

Total
Fiscal 2024	$16,442
Fiscal 2025	16,357
Fiscal 2026	15,270
Fiscal 2027	13,095
Fiscal 2028	12,582
Thereafter	13,143
Total amortization expense	$86,889
Goodwill
The changes in goodwill during the fiscal year ended January 31, 2023 consisted of the following (in thousands):

Amounts
Goodwill as of January 31, 2022	$416,445
Goodwill acquired (1)	14,239
Goodwill adjustment for the SecureCircle acquisition	81
Foreign currency translation	(120)
Goodwill as of January 31, 2023	$430,645
__________________________________
(1)Goodwill acquired resulted from the acquisition of Reposify Ltd. Refer to Note 12 for additional information.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	January 31,
	2023	2022

Web hosting services	$65,589	$23,711
Accrued purchases of property and equipment	20,157	10,878
Accrued professional services	13,281	10,664
Accrued marketing	11,435	9,801
Other accrued expenses	11,247	13,988
Accrued interest expense	10,375	10,375
Accrued partner commissions	5,800	3,965
Accrued expenses	$137,884	$83,382
Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following (in thousands):

	January 31,
	2023	2022

Accrued commissions	$77,287	$47,298
Accrued payroll and related expenses	39,907	24,910
Accrued bonuses	34,098	17,591
Employee Stock Purchase Plan	17,475	14,764
Accrued payroll and benefits	$168,767	$104,563
In April 2020, the Company began deferring payment on its share of payroll taxes owed, as permitted by the CARES Act, through December 31, 2020. As of January 31, 2023, all applicable payments have been made and there are no deferred payments to be paid. As of January 31, 2022, the Company had deferred $5.1 million of payroll taxes in Other current liabilities.

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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
On January 6, 2022, the Company modified the A&R Credit Agreement (the “Amended A&R Credit Agreement”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto. There were no changes to the borrowing amounts or maturity date. Under the Amended A&R Credit Agreement, revolving loans are Alternate Base Rate (“ABR”) Loans. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect on such day plus 0.50%, and (c) the Term Secured Overnight Finance Rate (the “Term SOFR”) for a one-month tenor in effect on such day plus 1.00%, in each case plus a margin between (0.25)% and 0.25%, depending on the senior secured leverage ratio. The Company will be charged a commitment fee of 0.15% to 0.25% per year for committed but unused amounts, depending on the senior secured leverage ratio. The financial covenants require the Company to maintain a minimum consolidated interest coverage ratio of 3.00:1.00, a maximum senior secured leverage ratio of 3.00:1.00 (through January 31, 2023), and a maximum total leverage ratio of 5.50:1.00 stepping down to 3.50:1.00 over time. The Company was in compliance with all of its financial covenants as of January 31, 2023.
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
No amounts were outstanding under the Amended A&R Credit Agreement as of January 31, 2023.
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
The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs, and accretion of debt discount was $24.0 million during both fiscal years ended January 31, 2023 and January 31, 2022.
In certain circumstances involving a change of control event, the Company will be required to make an offer to repurchase all or, at the holder’s option, any part, of each holder’s notes of that series at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The indenture governing the Senior Notes (the “Indenture”) contain covenants limiting the Company’s ability and the ability of its subsidiaries to create liens on certain assets to secure debt; grant a subsidiary guarantee of certain debt without also providing a guarantee of the Senior Notes; declare dividends; and consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of its assets to, another person. These covenants are subject to a number of limitations and exceptions. Certain of these covenants will not apply during any period in which the notes are rated investment grade by Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service, Inc. (“Moody’s”), and Standard & Poor’s Ratings Services (“S&P”).
As of January 31, 2023, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Based on the trading prices of the Senior Notes, the fair value of the Senior Notes was approximately $645.4 million and $708.7 million as of January 31, 2023 and January 31, 2022, respectively. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.
5. Income Taxes
The Company’s geographical breakdown of its loss before provision for income taxes for the fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021 is as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021

Domestic	$(195,042)	$(179,334)	$(94,713)
International	35,159	19,311	6,844
Loss before provision for income taxes	$(159,883)	$(160,023)	$(87,869)
The components of the provision for income taxes during the fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021 are as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021

Current
Federal	$—	$—	$—
State	855	611	401
Foreign	20,241	85,700	5,811
Total current	21,096	86,311	6,212
Deferred
Federal	135	(363)	(136)
State	89	(63)	(317)
Foreign	1,082	(13,530)	(999)
Total deferred	1,306	(13,956)	(1,452)
Provision for income taxes	$22,402	$72,355	$4,760
The following table provides a reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes during the fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021 (in thousands):

	As of January 31,
	2023	2022	2021

Provision for income taxes at statutory rate	$(33,777)	$(33,605)	$(18,453)
State income taxes, net of federal benefits	944	673	—
Foreign tax rate differential	11,003	574	1,994
Research and other credits	(19,465)	(19,113)	(9,373)
Stock-based compensation	(47,335)	(145,964)	(140,489)
Non-deductible expenses	2,800	2,783	2,212
Change in valuation allowance	102,892	210,680	168,869
Tax impact of restructuring	5,340	57,236	—
Other	—	(909)	—
Provision for income taxes	$22,402	$72,355	$4,760

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The Company recognized income tax expense of $22.4 million, $72.4 million, and $4.8 million for the fiscal years January 31, 2023, January 31, 2022 and January 31, 2021, respectively. The tax expense for the fiscal year ended January 31, 2021 was primarily attributable to pre-tax foreign earnings and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business. The tax expense for the fiscal years ended January 31, 2023 and January 31, 2022 was primarily attributable to pre-tax foreign earnings, withholding taxes related to customer payments in certain foreign jurisdictions and intercompany sales of intellectual property from acquisitions, whereby the Company transferred acquired intellectual property from the respective foreign subsidiary to the U.S. Although the transfers of the intellectual property between consolidated entities did not result in any gain in the consolidated statements of operations, the Company generated a taxable gain in the respective foreign jurisdiction, resulting in an additional tax expense of $4.7 million and $57.2 million for the fiscal years ended January 31, 2023 and January 31, 2022, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities as of January 31, 2023 and January 31, 2022 are as follows (in thousands):

	As of January 31,
	2023	2022

Deferred tax assets
Net operating loss carryforwards	$441,352	$428,238
Research and other credit carryforwards	75,712	56,539
Intangible assets	62,650	61,008
Stock-based compensation	44,861	33,202
Deferred revenue	109,919	34,425
Accrued expenses	17,890	12,550
Operating lease liabilities	13,013	10,144
Capitalized research and development	286,124	154,625
Other, net	—	4,514
Gross deferred assets	1,051,521	795,245
Less: Valuation allowance	(910,070)	(770,861)
Total deferred tax assets	141,451	24,384
Deferred tax liabilities
Property and equipment, net	(24,096)	(8,769)
Capitalized commissions	(99,397)	(1,632)
Operating right-of-use assets	(12,285)	(9,256)
Other, net	(1,220)	—
Total deferred tax liabilities	(136,998)	(19,657)
Net deferred tax assets	$4,453	$4,727
At each reporting date, the Company has established a valuation allowance against its U.S. federal and state and U.K.net deferred tax assets due to the uncertainty surrounding the realization of those assets. The Company periodically evaluates the recoverability of the deferred tax assets and, when it is determined to be more-likely-than-not that the deferred tax assets are realizable, the valuation allowance is reduced. During the fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021, the valuation allowance increased by $139.2 million, $357.0 million, and $206.2 million, respectively. The increases in the valuation allowance during the fiscal years ended January 31, 2023 and January 31, 2022 were primarily driven by losses generated in the U.S. and U.K. As of January 31, 2023, January 31, 2022, and January 31, 2021 the valuation allowance for deferred taxes was $910.1 million, $770.9 million, and $413.8 million, respectively.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
As of January 31, 2023, the Company had aggregate federal and California net operating loss carryforwards of $1.6 billion and $248.2 million, respectively, which may be available to offset future taxable income for income tax purposes. The federal and California net operating loss carryforwards begin to expire in fiscal 2031 through fiscal 2043. As of January 31, 2023, net operating loss carryforwards for other states totaled $1.0 billion, which begin to expire in fiscal 2024 through fiscal 2043. As of January 31, 2023, net operating loss carryforwards for the U.K. totaled $80.9 million, which are carried forward indefinitely.
As of January 31, 2023, the Company had federal and California research and development (“R&D”) credit carryforwards of $87.4 million and $18.8 million, respectively. The federal R&D credit carryforwards will begin to expire in fiscal 2035 though fiscal 2043. The California R&D credits are carried forward indefinitely.
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
Total gross unrecognized tax benefits as of January 31, 2023, January 31, 2022, and January 31, 2021 were $36.9 million, $26.3 million, and $24.4 million, respectively. As of January 31, 2023, the Company had $4.2 million of unrecognized tax benefits, which, if recognized, would affect the Company’s effective tax rate due to the full valuation allowance. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of the income tax provision in the consolidated statements of operations. The Company had incurred an insignificant amount of interest and penalties related to unrecognized tax benefits as of January 31, 2023 and January 31, 2022, and did not accrue interest and penalties in prior periods. During the fiscal year ended January 31, 2023, January 31, 2022, and January 31, 2021 the net increase in uncertain tax benefits was a result of research and development credits. The potential change in unrecognized tax benefits during the next 12 months is not expected to be material.
The following is a rollforward of the total gross unrecognized tax benefits for the fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021 (in thousands):

Balance as of February 1, 2020	$5,469
Increases in prior period tax positions	6,926
Increases in current period tax positions	12,052
Balance as of January 31, 2021	24,447
Increases in prior period tax positions	186
Decreases in prior period tax positions	(9,772)
Increases in current period tax positions	11,463
Balance as of January 31, 2022	26,324
Decreases in prior period tax positions	(2,122)
Increases in current period tax positions	12,699
Balance as of January 31, 2023	$36,901
The Company files income tax returns in the U.S. federal, foreign, and various state jurisdictions. Tax years 2011 and onwards remain subject to examination by U.S. taxing authorities due to the Company’s net operating losses and R&D credit carryforwards.
The Company does not provide for federal and state income taxes on the undistributed earnings of its foreign subsidiaries as such earnings are to be reinvested offshore indefinitely. If the Company repatriated these earnings, the tax impact of future distributions of foreign earnings would generally be limited to withholding tax from foreign jurisdictions, and the resulting income tax liability would be insignificant.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
6. Leases
Operating Leases
The Company has entered into non-cancelable operating lease agreements with various expiration dates through fiscal 2031. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.
Cash paid for amounts included in the measurement of operating lease liabilities were $12.0 million, $11.8 million, and $11.0 million for the fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021, respectively. Operating lease liabilities arising from obtaining operating right of-use assets were $18.5 million and $4.9 million for the fiscal years ended January 31, 2023 and January 31, 2022, respectively.
The weighted-average remaining lease terms were 3.5 years and 3.0 years as of January 31, 2023 and January 31, 2022, respectively. The weighted-average discount rates were 4.5% and 5.4% as of January 31, 2023 and January 31, 2022, respectively.
The components of lease costs were as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021
Lease cost
Operating lease cost	$11,084	$11,262	$10,308
Short-term lease cost	2,344	1,918	1,957
Variable lease cost	8,279	4,874	3,007
Total lease cost	$21,707	$18,054	$15,272
There was no sublease income for the fiscal years ended January 31, 2023, January 31, 2022, or January 31, 2021. As of January 31, 2023, the Company has entered into non-cancelable operating leases with terms greater than 12 months that have not yet commenced with undiscounted future minimum payments of $10.9 million, which are excluded from the table above. The operating leases will commence between February 2023 and April 2023 with lease terms between 5 and 6 years.
The maturities of the Company’s non-cancelable operating lease liabilities are as follows (in thousands):

January 31, 2023

Fiscal 2024	$11,766
Fiscal 2025	11,930
Fiscal 2026	9,005
Fiscal 2027	4,992
Fiscal 2028	4,432
Thereafter	4,859
Total operating lease payments	46,984
Less: imputed interest	(4,371)
Present value of operating lease liabilities	$42,613

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
7. Stock-Based Compensation
Stock Incentive Plan
In May 2019, the Company’s board of directors adopted, and the stockholders approved the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) with the purpose of granting stock-based awards to employees, directors, officers, and consultants, including stock options, restricted stock awards, restricted stock units, and performance-based restricted stock units. A total of 8,750,000 shares of Class A common stock were initially available for issuance under the 2019 Plan. The Company’s compensation committee administers the 2019 Plan. The number of shares of the Company’s common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each fiscal year beginning on February 1, 2020, equal to the lesser of: (i) two percent (2.0%) of outstanding shares of the Company’s capital stock as of the last day of the immediately preceding fiscal year or (ii) such other amount as the Company’s board of directors may determine.
The 2011 Plan was terminated on June 10, 2019, which was the business day prior to the effectiveness of the Company’s registration statement on Form S-1 used in connection with the Company’s IPO, and stock-based awards are no longer granted under the 2011 Plan. Any shares underlying stock options that expire, terminate, or are forfeited or repurchased under the 2011 Plan will be automatically transferred to the 2019 Plan.
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
The fair value of stock options was generally estimated on the date of grant using the following assumptions during the period:

Year Ended January 31,
	2022	2021

Expected term (in years)	3.82 – 5.63	3.17 – 6.05
Risk-free interest rate	0.6% – 1.0%	0.2% – 0.4%
Expected stock price volatility	36.1% – 37.1%	35.8% – 37.3%
Dividend yield	—%	—%
Stock options granted during the fiscal year ended January 31, 2023 were immaterial.
The following table is a summary of stock option activity for the fiscal year ended January 31, 2023:

	Number of Shares	Weighted- Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2022	3,938	$8.48
Granted	2	$53.64
Exercised	(1,032)	$8.39
Canceled	(39)	$10.76
Options outstanding at January 31, 2023	2,869	$8.52
Options vested and expected to vest at January 31, 2023	2,869	$8.52
Options exercisable at January 31, 2023	2,528	$8.09
Options outstanding include 307,991 options that were unvested and exercisable as of January 31, 2023.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The aggregate intrinsic value of options vested and exercisable was $247.2 million, $480.5 million, and $711.4 million as of January 31, 2023, January 31, 2022, and January 31, 2021, respectively. The weighted-average remaining contractual term of options vested and exercisable was 4.8 years, 5.7 years, and 6.4 years as of January 31, 2023, January 31, 2022, and January 31, 2021, respectively.
The weighted-average grant date fair values of all options granted was $116.26, $180.08, and $66.31 per share during the fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021, respectively. The total intrinsic value of all options exercised was $166.8 million, $570.9 million, and $847.5 million during the fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021, respectively.
The aggregate intrinsic value of stock options outstanding as of January 31, 2023, January 31, 2022, and January 31, 2021 was $279.4 million, $678.0 million, and $1.4 billion, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options, multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 5.0 years, 6.1 years, and 7.0 years as of January 31, 2023, January 31, 2022, and January 31, 2021, respectively.
Total unrecognized stock-based compensation expense related to unvested options was $2.5 million as of January 31, 2023. This expense is expected to be amortized over a weighted-average vesting period of 1.6 years.
Early Exercise of Employee Options
The 2011 Stock Plan allows for the early exercise of stock options for certain individuals as determined by the board of directors. The consideration received for an early exercise of an option is a deposit of the exercise price, and the related dollar amount is recorded as a liability for early exercise of unvested stock options in the consolidated balance sheets. This liability is reclassified to Additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination or for any reason, including death and disability, at the price paid by the purchaser for such shares. There were no issued shares of common stock related to early exercised stock options during the fiscal year ended January 31, 2023 or January 31, 2022. As of January 31, 2023, there were no shares of common stock related to early exercised stock options subject to repurchase. As of January 31, 2022, the number of shares of common stock related to early exercised stock options subject to repurchase was 197,994 shares for $2.2 million. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company includes unvested shares subject to repurchase in the number of shares outstanding in the consolidated balance sheets and statements of stockholders’ equity.
Restricted Stock Units
RSUs granted under the 2019 Plan are generally subject to only a service-based vesting condition. The service-based vesting condition is generally satisfied based on one of four vesting schedules: (i) vesting of one-fourth of the RSUs on the first “Company vest date” (defined as March 20, June 20, September 20, or December 20) on or following the one-year anniversary of the vesting commencement date, with the remainder of the RSUs vesting in twelve equal quarterly installments thereafter, subject to continued service, (ii) vesting in sixteen equal quarterly installments, subject to continued service, (iii) vesting in eight equal quarterly installments, subject to continued service, or (iv) vesting in sixteen quarterly installments with 10% in the first year, 15% in the second year, 25% in the third year, and 50% in the fourth year, subject to continued service. The valuation of these RSUs is based solely on the fair value of the Company’s stock on the date of grant.
Total unrecognized stock-based compensation expense related to unvested RSUs was $1.3 billion as of January 31, 2023. This expense is expected to be amortized over a weighted-average vesting period of 2.8 years.
Performance-based Stock Units
PSUs granted under the 2019 Plan are generally subject to both a service-based vesting condition and a performance-based vesting condition. PSUs will vest upon the achievement of specified performance targets and subject to continued service through the applicable vesting dates. The associated compensation cost is recognized over the requisite service period when it is probable that the performance condition will be satisfied.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Total unrecognized stock-based compensation expense related to unvested PSUs was $60.8 million as of January 31, 2023. This expense is expected to be amortized over a weighted-average vesting period of 1.2 years.
Special PSU Awards
In fiscal 2022 the Company’s board of directors granted 655,000 performance stock units (the “Special PSU Awards”) to certain executives under the 2019 Plan. The Special PSU Awards will vest upon the satisfaction of the Company’s achievement of specified stock price hurdles, which are based on the average of the closing stock price per share of the Company’s Class A common stock during any 45 consecutive trading day period during the applicable performance period, and a service-based vesting condition. The service condition applicable to each tranche of the Special PSU Awards will be satisfied in installments as follows, subject to continued employment with the Company through each applicable vesting date: (i) 50% of the Special PSU Awards underlying the applicable tranche will service vest on the first anniversary of the vesting commencement date applicable to such tranche of the Special PSU Awards (i.e., February 1, 2022, February 1, 2023, February 1, 2024, and February 1, 2025) and (ii) the remaining PSUs with respect to such tranche will thereafter service vest in four equal quarterly installments of 12.5%.
The Company measured the fair value of the Special PSU Awards on the grant date using a Monte Carlo simulation valuation model. The risk-free interest rates used were 0.85% - 1.51%, which were based on the zero-coupon-risk-free interest rate derived from the Treasury Constant Maturities yield curve for the expected term of the award on the grant date. The expected volatility was a blended volatility rate of 54.89% - 55.36%, which includes 50% weight on the Company’s historical volatility calculated from daily stock returns over a 2.21 - 2.58 year look-back from the grant date and 50% weight based on the Company’s implied volatility as of the grant date.
Total unrecognized stock-based compensation expense related to the unvested portion of the Special PSU Awards was $66.2 million as of January 31, 2023. This expense is expected to be amortized over a weighted-average vesting period of 2.1 years.
The following table is a summary of RSUs, PSUs, and the Special PSU Awards activities for the fiscal year ended January 31, 2023:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2022	7,886	$125.04
Granted	6,234	$172.06
Released	(3,450)	$106.64
Performance adjustment (1)	99	$194.15
Forfeited	(719)	$168.71
RSUs and PSUs outstanding at January 31, 2023	10,050	$158.08
___________________________
(1)    The performance adjustment represents adjustments in shares outstanding due to the actual achievement of performance-based awards, the achievement of which was based upon pre-defined financial performance targets.
Employee Stock Purchase Plan
In May 2019, the board of directors adopted, and the stockholders approved, the CrowdStrike Holdings, Inc. 2019 Employee Stock Purchase Plan (“ESPP”), which became effective on June 10, 2019, which was the business day prior to the effectiveness of the Company’s registration statement on Form S-1 used in connection with the Company’s IPO. A total of 3,500,000 shares of Class A common stock were initially reserved for issuance under the ESPP. The Company’s compensation committee administers the ESPP. The number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each fiscal year beginning on February 1, 2020, equal to the lesser of: (i) one percent (1%) of the outstanding shares of the Company’s capital stock as of the last day of the immediately preceding

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
fiscal year or (ii) such other amount as its board of directors may determine. In May 2021, the Company’s compensation committee adopted an amendment and restatement of the ESPP, which was approved by the Company’s stockholders in June 2021. The amended and restated ESPP clarified the original intent that the annual increase will in no event exceed 5,000,000 shares of the Company’s Class A common stock in any year.
The ESPP provides for consecutive offering periods that will typically have a duration of approximately 24 months in length and are comprised of four purchase periods of approximately six months in length. The offering periods are scheduled to start on the first trading day on or after June 11 and December 11 of each year. The first offering period commenced on June 11, 2019 and ended on June 10, 2021.
The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares is 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP allows for up to one increase in contribution during each purchase period. If an employee elects to increase his or her contribution, the Company treats this as an accounting modification. The ESPP also offers a two-year look-back feature, as well as a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. During the fiscal year ended January 31, 2023, there were ESPP rollovers because the Company’s closing stock price on the purchase date was lower than the Company’s closing stock price on the first day of the offering periods. As a result, these offering dates were rolled over to a new 24-month offering period through December 12, 2024. This rollover was accounted for as a modification to the original offerings. The total incremental expense as a result of the rollover and contribution modifications was $58.6 million, which will be recognized over the new or remaining offering periods.
Employee payroll contributions ultimately used to purchase shares are reclassified to Stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued as of January 31, 2023 and January 31, 2022 totaled $17.5 million and $14.8 million, respectively, and are included within Accrued payroll and benefits in the consolidated balance sheets.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of the ESPP:

Year Ended January 31,
	2023	2022	2021

Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Risk-free interest rate	0.1% – 4.7%	0.0% – 1.9%	0.1% – 2.0%
Expected stock price volatility	39.6% – 67.4%	33.0% – 55.9%	30.1% – 54.3%
Dividend yield	—%	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense included in the consolidated statements of operations is as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021

Subscription cost of revenue	$32,091	$22,044	$11,705
Professional services cost of revenue	15,692	10,050	6,005
Sales and marketing	151,919	89,634	50,557
Research and development	174,711	102,027	40,274
General and administrative	152,091	86,197	41,134
Total stock-based compensation expense	$526,504	$309,952	$149,675

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
8. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes the revenue from contracts by type of customer (in thousands, except percentages):

	Year Ended January 31,
	2023		2022		2021
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

Channel Partners	$1,856,715	83%	$1,093,336	75%	$655,031	75%
Direct Customers	384,521	17%	358,258	25%	219,407	25%
Total revenue	$2,241,236	100%	$1,451,594	100%	$874,438	100%
The Company uses channel partners to complement direct sales and marketing efforts. The partners place an order with the Company after negotiating the order directly with an end customer. The partners negotiate pricing with the end customer and in some rare instances are responsible for certain support levels directly with the end customer. The Company’s contract is with the partner, and payment to the Company is not contingent on the receipt of payment from the end customer. The Company recognizes the contractual amount charged to the partners as revenue ratably over the term of the arrangement once access to the Company’s solution has been provided to the end customer.
The Company also uses referral and marketplace partners. Referral partners refer customers in exchange for a referral fee, while marketplace partners process the transactions and charge a transaction processing fee. For both sets of partners, the Company negotiates pricing and contracts directly with the end customer. The Company recognizes revenue from the sales to the end customers ratably over the term of the contract once access to the Company’s solution has been provided to the end customer.
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service (in thousands, except percentages):

	Year Ended January 31,
	2023		2022		2021
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

United States	$1,563,567	70%	$1,046,474	72%	$627,402	72%
Europe, Middle East, and Africa	327,929	15%	200,198	14%	123,900	14%
Asia Pacific	228,124	10%	142,686	10%	80,185	9%
Other	121,616	5%	62,236	4%	42,951	5%
Total revenue	$2,241,236	100%	$1,451,594	100%	$874,438	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $1.1 billion and $696.7 million for the fiscal years ended January 31, 2023 and January 31, 2022, respectively, which was included in the corresponding contract liability balance at the beginning of the period.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Changes in deferred revenue were as follows (in thousands):

	Year Ended January 31,
	2023	2022

Beginning balance	$1,529,321	$911,895
Additions to deferred revenue	3,067,028	2,069,020
Recognition of deferred revenue	(2,241,236)	(1,451,594)
Ending balance	$2,355,113	$1,529,321
Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years, and most subscription contracts are non-cancelable. Customers generally have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of January 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $3.4 billion. The Company expects to recognize approximately 63% of the remaining performance obligations in the 12 months following January 31, 2023 and 36% of the remaining performance obligations between 13 to 36 months, with the remainder to be recognized thereafter.
Costs to Obtain and Fulfill a Contract
The Company capitalizes referral fees paid to partners and sales commissions and associated payroll taxes paid to internal sales personnel, contractors, or sales agents that are incremental to the acquisition of channel partner and direct customer contracts and would not have occurred absent the customer contract. These costs are recorded as Deferred contract acquisition costs, current and Deferred contract acquisition costs, noncurrent on the consolidated balance sheets.
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to referral partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years, while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of eight months and are included in Sales and marketing expense in the consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the year ended January 31, 2023.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Year Ended January 31,
	2023	2022

Beginning balance	$319,180	$198,756
Capitalization of contract acquisition costs	298,716	234,308
Amortization of deferred contract acquisition costs	(170,808)	(113,884)
Ending balance	$447,088	$319,180

Deferred contract acquisition costs, current	$186,855	$126,822
Deferred contract acquisition costs, noncurrent	260,233	192,358
Total deferred contract acquisition costs	$447,088	$319,180

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
9. Commitments and Contingencies
Purchase Obligations
The Company enters into long-term non-cancelable agreements with providers to purchase data center capacity, such as bandwidth and colocation space, for the Company’s cloud platform. As of January 31, 2023, the Company is committed to spend $179.9 million on such agreements through fiscal 2031. These obligations are included in purchase commitments below.
In the normal course of business, the Company also enters into non-cancelable purchase commitments with various parties to purchase products and services such as advertising, technology, equipment, office renovations, corporate events, and consulting services. A summary of non-cancelable purchase obligations in excess of one year as of January 31, 2023, with expected date of payment is as follows (in thousands):

Total Commitments

Fiscal 2024	$78,095
Fiscal 2025	67,422
Fiscal 2026	36,472
Fiscal 2027	28,630
Fiscal 2028	26,279
Thereafter	33,853
Total purchase commitments	$270,751
In October 2021, the Company entered into a new private pricing addendum with Amazon Web Services (“AWS”), which provides the Company with cloud computing infrastructure. Under the new pricing addendum, the minimum commitment is $600 million of cloud services from AWS through September 2026. As of January 31, 2023, the Company had utilized $297.6 million of this commitment. The remaining commitment is excluded from the table above, and the Company expects to meet its remaining commitment with AWS.
Letters of Credit
As of January 31, 2023 and January 31, 2022, the Company had unused standby letters of credit for $0.4 million securing its facility in Sunnyvale, California, and $0.8 million securing its principal executive offices in Austin, Texas.
Litigation
In June 2022, the Company and Fair Isaac Corporation (“FICO”) resolved a trademark dispute that was pending before the Trademark Trial and Appellate Board (“TTAB”) at the U.S. Patent and Trademark Office. The TTAB dismissed all proceedings between the parties in July 2022.
In March 2022, Webroot, Inc. and Open Text, Inc. (collectively, “Webroot”) filed a lawsuit against the Company and CrowdStrike, Inc. in federal court in the Western District of Texas alleging that certain of the Company’s products infringe six patents held by them. In the complaint, Webroot sought unspecified damages, attorneys’ fees, and a permanent injunction. In May 2022, CrowdStrike, Inc. asserted counterclaims alleging that certain of Webroot’s products infringe two of its patents. In the filing, CrowdStrike, Inc. sought unspecified damages, reasonable fees and costs, and a permanent injunction. In September 2022, Webroot amended its complaint to assert six additional patents. The Company intends to vigorously defend against Webroot’s allegations. As of January 31, 2023, the Company is unable to predict the outcome of Webroot’s claims or reasonably estimate a loss or a range of loss.
In addition, the Company is involved in various other legal proceedings and subject to claims that arise in the ordinary course of business. For any claims for which the Company believes a liability is both probable and reasonably estimable, the Company records a liability in the period for which it makes this determination. There is no pending or threatened legal proceeding to which the Company is a party that, in the Company’s opinion, is reasonably possible to have a material effect on its consolidated financial statements; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on the Company’s business because of defense and settlement costs, diversion of management resources, and other factors. In addition, the costs of litigation and the timing of these costs from

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
period to period are difficult to estimate, subject to change and could adversely affect the Company’s consolidated financial statements.
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
The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of January 31, 2023 or January 31, 2022.
10. Geographic Information
The Company’s property and equipment, net and operating lease right-of-use assets, are summarized by geographic area as follows (in thousands):

	January 31,
	2023	2022

United States	$433,756	$256,282
Germany	67,278	16,845
Other countries	31,237	19,185
Total property and equipment, net and operating lease right-of-use assets	$532,271	$292,312
11. Related Party Transactions
Subscription and Professional Services Revenue from Related Parties
During the fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021, certain investors and companies, with whom the Company’s board of directors are affiliated, purchased subscriptions and professional services. The Company recorded revenue from subscriptions and professional services from related parties of $10.5 million, $7.7 million, and $4.3 million during the fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021, respectively. Accounts receivable associated with these related parties was $2.6 million, and $2.2 million as of January 31, 2023 and January 31, 2022, respectively.
Accounts Payable to Related Parties
During the fiscal years ended January 31, 2023, January 31, 2022, and January 31, 2021, the Company purchased goods and services totaling $4.0 million, $26.0 million, and $8.8 million, respectively, from certain investors and companies with whom the Company’s board of directors are affiliated. The accounts payable to such vendors was immaterial as of January 31, 2023 and was $3.7 million as of January 31, 2022.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
12. Acquisitions
Reposify Ltd.
On October 3, 2022, the Company acquired 100% of the equity interest of Reposify Ltd. (“Reposify”), a privately-held company that provides an external attack surface management platform that scans the internet for exposed assets of an organization to detect and eliminate risk from vulnerable and unknown assets before attackers can exploit them. The acquisition has been accounted for as a business combination. The total consideration transferred consisted of $18.9 million, net of cash acquired of $0.5 million, and an immaterial amount representing the fair value of replacement equity awards attributable to pre-acquisition service. The remaining fair value of these replacement awards is subject to the recipient’s continued service and thus was excluded from the purchase price. The purchase price was allocated on a preliminary basis, subject to working capital adjustment and continuing management analysis, to developed technology of $3.8 million, net tangible assets acquired of $0.9 million, and goodwill of $14.2 million, which was allocated to the Company’s one reporting unit and represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The goodwill was primarily attributable to the assembled workforce of Reposify, planned growth in new markets, and synergies expected to be achieved from the integration of Reposify. Goodwill was not deductible for income tax purposes.
The fair value of the developed technology acquired was $3.8 million with a useful life of 72 months.
Secure Circle, LLC
On November 29, 2021, the Company acquired 100% of the equity interest of Secure Circle, LLC (“SecureCircle”), a SaaS-based cybersecurity service that extends Zero Trust security to data on, from, and to the endpoint. The acquisition has been accounted for as a business combination. The total consideration transferred was $60.6 million, which consisted solely of cash. The purchase price was allocated to identified intangible assets, which include developed technology and customer relationships of $18.3 million, net tangible assets acquired of $(0.8) million and goodwill of $43.1 million allocated to the Company’s one reporting unit, representing the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The goodwill was primarily attributable to the assembled workforce of SecureCircle, planned growth in new markets, and synergies expected to be achieved from the integration of SecureCircle. Goodwill was deductible for income tax purposes.
Subsequent to the closing of the acquisition, SecureCircle employees were granted RSUs and PSUs under the 2019 Plan. The awards, which are subject to continued service, will be recognized ratably as stock-based compensation expense over the requisite service period. The awards, which are based on specified performance targets, will be recognized under the accelerated attribution method.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful Life
		(in months)
Developed technology	$15,300	72
Customer relationships	3,000	72
Total intangible assets acquired	$18,300
Humio Limited
On March 5, 2021, the Company acquired 100% of the equity interest of Humio Limited (“Humio”), a privately-held company that is a leading provider of high-performance cloud log management and observability technology. The total consideration transferred was $370.3 million, which consisted of $353.8 million in cash, net of $12.5 million cash acquired, and $4.0 million representing the fair value of replacement equity awards attributable to pre-acquisition service. The purchase price was allocated to identified intangible assets, which include developed technology, customer relationships, and trade names, of $75.6 million, net tangible assets acquired of $3.4 million, and goodwill of $291.3 million allocated to the Company’s one reporting unit, representing the excess of the purchase price over the fair value of net tangible and intangible assets acquired.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The goodwill was primarily attributable to the assembled workforce of Humio, planned growth in new markets, and synergies expected to be achieved from the integration of Humio. Goodwill was not deductible for income tax purposes.
Per the terms of the share purchase agreement with Humio, certain unvested stock options held by Humio employees were canceled and exchanged for replacement stock options under the 2019 Plan. Additionally, certain shares of stock issued pursuant to share-based compensation awards to entities affiliated with certain Humio employees were exchanged for replacement RSAs of the Company, which are subject to future vesting. The portion of the fair value of the replacement equity awards associated with pre-acquisition service of Humio’s employees represented a component of the total purchase consideration. The remaining fair value of these issued awards is subject to the recipients’ continued service and thus was excluded from the purchase price. In addition, Humio employees were granted RSUs and PSUs under the 2019 Plan. The awards, which are subject to continued service are recognized ratably as stock-based compensation expense over the requisite service period. The awards, which are based on specified performance targets, are recognized under the accelerated attribution method.
The following table sets forth the fair value of the identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful Life
		(in months)
Developed technology	$68,800	96
Customer relationships	5,400	96
Trade names	1,400	24
Total intangible assets acquired	$75,600
Acquisition costs during the fiscal year ended January 31, 2023 were not material and are recorded in general and administrative expenses on the Company’s consolidated statements of operations.
The results of operations for the above acquisitions have been included in the Company’s consolidated financial statements from the date of acquisition. The acquisitions did not have material impact on the Company’s consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
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
The rights of the holders of Class A and Class B common stock are identical, except with the respect to voting and conversion rights. As such, the undistributed earnings are allocated equally to each share of common stock without class distinction, and the resulting basic and diluted net loss per share attributable to CrowdStrike common stockholders are the same for shares of Class A and Class B common stock.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the computation of basic and diluted net loss per share attributable to CrowdStrike common stockholders (in thousands, except per share data):

	Year Ended January 31,
	2023	2022	2021

Numerator:
Net loss attributable to Class A and Class B CrowdStrike common stockholders	$(183,245)	$(234,802)	$(92,629)
Denominator:
Weighted-average shares used in computing net loss per share attributable to Class A and Class B of CrowdStrike common stockholders, basic and diluted	233,139	227,142	217,756
Net loss per share attributable to Class A and Class B CrowdStrike common stockholders, basic and diluted	$(0.79)	$(1.03)	$(0.43)
The potential shares of common stock that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Year Ended January 31,
	2023	2022	2021

Shares of common stock subject to repurchase from outstanding stock options	—	198	548
RSUs and PSUs subject to future vesting	10,050	7,886	8,449
Shares of common stock issuable from stock options	2,869	3,938	6,646
Share purchase rights under the Employee Stock Purchase Plan	4,481	642	872
Potential common shares excluded from diluted net loss per share	17,400	12,664	16,515
The above table excludes founder holdbacks related to business combinations. A variable number of shares will be issued upon vesting to settle a fixed monetary amount of $7.9 million, contingent upon continued employment with the Company. The share price will be determined based on the Company’s average stock price or the volume weighted average stock price five days prior to each vesting date. As of January 31, 2023, 86,519 shares were issued to settle founder holdbacks at a weighted average price of $163.82 per share.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2023. The effectiveness of our internal control over financial reporting as of January 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Certain information required by this Item with respect to our executive officers is set forth under Item 1 of Part I of this Annual Report on Form 10-K under the section entitled “Information about our Executive Officers.”
The information otherwise required by this Item will be included in our definitive proxy statement for our 2023 annual meeting of stockholders (the “2023 Proxy Statement”), which will be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2023, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to our 2023 Proxy Statement.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE
(a)(1) Financial Statements
See Index to consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedule

All financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the consolidated financial statements or the notes to those consolidated financial statements.
(a)(3) Exhibits
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38933	3.1	June 14, 2019
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-38933	3.2	March 3, 2023
4.1	Amended and Restated Stockholders Agreement among the Registrant and certain holders of its capital stock, dated as of June 21, 2018, as amended on September 25, 2018 and April 17, 2019.	S-1	333-231461	4.1	May 14, 2019
4.2	Amended and Restated Registration Rights Agreement among the Registrant and certain holders of its capital stock, dated as of June 21, 2018.	S-1	333-231461	4.2	May 14, 2019
4.3	Class A common stock certificate of the Registrant.	S-1/A	333-231461	4.3	May 29, 2019
4.4	Description of Registrant’s securities.	10-K	001-38933	4.4	March 23, 2020
4.5	Indenture dated as of January 20, 2021, between CrowdStrike Holdings, Inc. and U.S. Bank National Association, as trustee	8-K	001-38933	4.1	January 20, 2021
4.6	First Supplemental Indenture, dated as of January 20, 2021, between CrowdStrike Holdings, Inc. and U.S. Bank National Association, as trustee	8-K	001-38933	4.2	January 20, 2021
4.7	Form of 3.000% Senior Notes due 2029 (included in Exhibit 4.9)	8-K	001-38933	4.2	January 20, 2021
10.1†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-231461	10.1	May 14, 2019
10.2†	2019 Equity Incentive Plan and related form agreement.	S-1/A	333-231461	10.2	May 29, 2019
10.3†	Form of Global Restricted Stock Unit Agreement Outside Directors – Annual Grant under the Company’s 2019 Equity Incentive Plan	10-Q	001-38933	10.1	September 3, 2020
10.4†	Form of Global Restricted Stock Unit Agreement Outside Directors – Initial Grant under the Company’s 2019 Equity Incentive Plan	10-K	001-38933	10.4	March 18, 2021
10.5†	CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan Global Performance Unit Agreement	10-Q	001-38933	10.1	June 3, 2020
10.6†	Amended and Restated 2011 Stock Incentive Plan and related form agreements.	S-1	333-231461	10.4	May 14, 2019
10.7†	Amended and Restated 2019 Employee Stock Purchase Plan and related form agreements.	10-Q	001-38933	10.2	September 1, 2021
10.8†	CrowdStrike Holdings, Inc. Corporate Incentive Plan.	8-K	001-38933	99.1	March 12, 2021
10.9†	Outside Director Compensation Policy, as amended on October 19, 2022.	10-Q	001-38933	10.1	November 30, 2022
10.10†	Employment Agreement between the Registrant and George Kurtz, dated as of November 18, 2011.	S-1	333-231461	10.6	May 14, 2019
10.11†	Offer Letter between the Registrant and Colin Black, dated as of October 3, 2015.	S-1	333-231461	10.7	May 14, 2019
10.12†	Offer Letter between the Registrant and Burt W. Podbere, dated as of August 10, 2015.	S-1	333-231461	10.8	May 14, 2019
10.13†	Offer Letter between the Registrant and Roxanne S. Austin dated as of September 10, 2018.	S-1	333-231461	10.9	May 14, 2019
10.14†	Offer Letter between the Registrant and Godfrey R. Sullivan, undated.	S-1	333-231461	10.10	May 14, 2019
10.15	Office Lease between CrowdStrike, Inc. and SPF Mathilda, LLC, dated as of April 4, 2017, as amended on September 18, 2017, October 27, 2017 and November 5, 2018.	S-1	333-231461	10.12	May 14, 2019

10.16	Fourth Amendment to Office Lease between SPF Mathilda, LLC and CrowdStrike, Inc., dated August 16, 2019.	10-Q	001-38933	10.1	December 6, 2019
10.17	Fifth Amendment to Office Lease between SPF Mathilda, LLC and CrowdStrike, Inc., dated October 2, 2019.	10-K	001-38933	10.14	March 23, 2020
10.18	Office Lease Agreement between EQC Capitol Tower Property LLC and CrowdStrike, Inc., dated April 20, 2018.	10-K	001-38933	10.18	March 16, 2022
10.19	First Amendment to Office Lease Agreement between EQC Capitol Tower Property LLC and CrowdStrike, Inc., dated June 6, 2019.	10-K	001-38933	10.19	March 16, 2022
10.20	Amended and Restated Credit Agreement dated as of January 4, 2021, as amended on January 6, 2022 among CrowdStrike Holdings, Inc., as guarantor, CrowdStrike, Inc. as borrower, and Silicon Valley Bank and the other lenders party thereto.	10-K	001-38933	10.2	March 16, 2022
10.21†	Amended and Restated Performance Unit Agreement with George Kurtz, dated September 1, 2021, under the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan.	10-Q	001-38933	10.4	September 1, 2021
10.22†	Change in Control and Severance Agreement, dated as of September 1, 2021, by and between CrowdStrike Holdings, Inc. and George Kurtz.	10-Q	001-38933	10.3	September 1, 2021
10.23†	Performance Unit Agreement with Burt Podbere, dated January 12, 2022, under the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan.	8-K	001-38933	10.1	January 14, 2022
10.24†	Offer Letter between the Registrant and Michael Carpenter, dated as of October 25, 2016.	10-Q	001-38933	10.1	June 4, 2021
10.25†	Offer Letter between the Registrant and Shawn Henry, dated as of March 4, 2012.	10-Q	001-38933	10.2	June 4, 2021
10.26	Second Amendment to Office Lease between EQC Capitol Tower Property LLC and CrowdStrike, Inc., dated January 19, 2023					X
21.1	List of Subsidiaries of the Registrant.					X
22.1	List of Subsidiary Guarantors	S-3ASR	333-252007	22.1	January 11, 2021
23.1	Consent of PricewaterhouseCoopers LLC, independent registered public accounting firm.					X
24.1	Power of Attorney (reference is made to the signature page hereto).					X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document	X
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of March 8, 2023.

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

Signature	Title	Date

/s/ George Kurtz	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 8, 2023
George Kurtz

/s/ Burt W. Podbere	Chief Financial Officer (Principal Financial Officer)	March 8, 2023
Burt W. Podbere

/s/ Anurag Saha	Chief Accounting Officer (Principal Accounting Officer)	March 8, 2023
Anurag Saha

/s/ Gerhard Watzinger	Chairman of the Board of Directors	March 8, 2023
Gerhard Watzinger

/s/ Cary J. Davis	Director	March 8, 2023
Cary J. Davis

/s/ Denis J. O’Leary	Director	March 8, 2023
Denis J. O’Leary

/s/ Godfrey R. Sullivan	Director	March 8, 2023
Godfrey R. Sullivan

/s/ Johanna Flower	Director	March 8, 2023
Johanna Flower

/s/ Laura J. Schumacher	Director	March 8, 2023
Laura J. Schumacher

/s/ Roxanne S. Austin	Director	March 8, 2023
Roxanne S. Austin

/s/ Sameer K. Gandhi	Director	March 8, 2023
Sameer K. Gandhi