Form 10-Q
period 2023-04-30
CrowdStrike Holdings, Inc.
filed 2023-06-01
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑
As of May 15, 2023, the number of shares of the registrant’s Class A common stock outstanding was 224,132,410, and the number of shares of the registrant’s Class B common stock outstanding was 12,975,938.

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

These statements are based on our current plans, estimates and projections in light of information currently available to us. These forward-looking statements may be affected by risks, uncertainties and other factors discussed elsewhere in this Quarterly Report on Form 10-Q, including under “Risk Factors.” Furthermore, new risks and uncertainties emerge from time to time, and it is impossible for us to predict all risks and uncertainties or how they may affect us. If any of these risks or uncertainties materialize, our business, revenue and financial results could be harmed, and the trading price of our Class A common stock could decline. Forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date on which such statements are made, and we undertake no obligation to update them in light of new information or future events, except as required by law.
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
•We have a history of losses, and while we have achieved profitability in a period, we may not be able to achieve or sustain profitability in the future.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CrowdStrike Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	April 30,	January 31,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$2,829,677	$2,455,369
Short-term investments	100,000	250,000
Accounts receivable, net of allowance for credit losses of $3.0 million and $2.6 million as of April 30, 2023 and January 31, 2023, respectively	461,092	626,181
Deferred contract acquisition costs, current	186,901	186,855
Prepaid expenses and other current assets	131,100	121,862
Total current assets	3,708,770	3,640,267
Strategic investments	57,877	47,270
Property and equipment, net	523,721	492,335
Operating lease right-of-use assets	50,459	39,936
Deferred contract acquisition costs, noncurrent	254,397	260,233
Goodwill	430,755	430,645
Intangible assets, net	83,215	86,889
Other long-term assets	28,664	28,965
Total assets	$5,137,858	$5,026,540
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,900	$45,372
Accrued expenses	91,494	137,884
Accrued payroll and benefits	151,099	168,767
Operating lease liabilities, current	16,215	13,046
Deferred revenue	1,788,304	1,727,484
Other current liabilities	16,052	16,519
Total current liabilities	2,080,064	2,109,072
Long-term debt	741,377	741,005
Deferred revenue, noncurrent	615,487	627,629
Operating lease liabilities, noncurrent	36,774	29,567
Other liabilities, noncurrent	29,797	31,833
Total liabilities	3,503,499	3,539,106
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of April 30, 2023 and January 31, 2023; no shares issued and outstanding as of April 30, 2023 and January 31, 2023.	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of April 30, 2023 and January 31, 2023; 224,123 shares and 222,759 shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively; Class B common stock, $0.0005 par value; 300,000 shares authorized as of April 30, 2023 and January 31, 2023; 12,976 shares and 13,018 shares issued and outstanding as of April 30, 2023 and January 31, 2023, respectively.	118	118
Additional paid-in capital	2,752,716	2,612,705
Accumulated deficit	(1,147,672)	(1,148,163)
Accumulated other comprehensive income (loss)	139	(1,019)
Total CrowdStrike Holdings, Inc. stockholders’ equity	1,605,301	1,463,641
Non-controlling interest	29,058	23,793
Total stockholders’ equity	1,634,359	1,487,434
Total liabilities and stockholders’ equity	$5,137,858	$5,026,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Revenue
Subscription	$651,175	$459,822
Professional services	41,405	28,012
Total revenue	692,580	487,834

Cost of revenue
Subscription	142,100	107,942
Professional services	27,130	18,890
Total cost of revenue	169,230	126,832

Gross profit	523,350	361,002

Operating expenses
Sales and marketing	281,107	193,532
Research and development	179,065	123,399
General and administrative	82,634	67,954
Total operating expenses	542,806	384,885

Loss from operations	(19,456)	(23,883)
Interest expense	(6,387)	(6,298)
Interest income	30,521	1,507
Other income, net	230	1,705

Income (loss) before provision for income taxes	4,908	(26,969)

Provision for income taxes	4,409	3,440

Net income (loss)	499	(30,409)
Net income attributable to non-controlling interest	8	1,114
Net income (loss) attributable to CrowdStrike	$491	$(31,523)

Net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	$0.00	$(0.14)
Diluted	$0.00	$(0.14)

Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	236,414	231,179
Diluted	240,598	231,179
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Net income (loss)	$499	$(30,409)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,158	(2,948)
Other comprehensive income (loss)	1,158	(2,948)
Less: Comprehensive income attributable to non-controlling interest	8	1,114
Total comprehensive income (loss) attributable to CrowdStrike	$1,649	$(34,471)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended April 30, 2023 and 2022
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2023	235,777	$118	$2,612,705	$(1,148,163)	$(1,019)	$23,793	$1,487,434
Issuance of common stock upon exercise of options	375	—	2,651	—	—	—	2,651
Issuance of common stock under RSU and PSU release	933	—	—	—	—	—	—
Issuance of common stock for founders holdbacks related to acquisitions	13	—	1,649	—	—	—	1,649
Issuance of common stock for board of directors	1	—	79	—	—	—	79
Stock-based compensation expense	—	—	129,130	—	—	—	129,130
Capitalized stock-based compensation	—	—	6,502	—	—	—	6,502
Net income	—	—	—	491	—	8	499
Non-controlling interest	—	—	—	—	—	5,257	5,257
Other comprehensive income	—	—	—	—	1,158	—	1,158
Balances at April 30, 2023	237,099	$118	$2,752,716	$(1,147,672)	$139	$29,058	$1,634,359

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2022	230,706	$115	$1,991,807	$(964,918)	$(1,240)	$11,879	$1,037,643
Issuance of common stock upon exercise of options	407	1	3,104	—	—	—	3,105
Issuance of common stock under RSU and PSU release	886	—	—	—	—	—	—
Vesting of early exercised options	—	—	735	—	—	—	735
Issuance of common stock for founders holdbacks related to acquisitions	19	—	3,704	—	—	—	3,704
Stock-based compensation expense	—	—	100,776	—	—	—	100,776
Capitalized stock-based compensation	—	—	2,928	—	—	—	2,928
Net income (loss)	—	—	—	(31,523)	—	1,114	(30,409)
Non-controlling interest	—	—	—	—	—	1,463	1,463
Other comprehensive loss	—	—	—	—	(2,948)	—	(2,948)
Balances at April 30, 2022	232,018	$116	$2,103,054	$(996,441)	$(4,188)	$14,456	$1,116,997
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2023	2022
Operating activities
Net income (loss)	$499	$(30,409)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,409	16,341
Amortization of intangible assets	4,174	4,088
Amortization of deferred contract acquisition costs	55,322	37,592
Non-cash operating lease cost	3,092	2,237
Stock-based compensation expense	130,856	102,494
Deferred income taxes	(255)	1,752
Non-cash interest expense	754	669
Change in fair value of strategic investments	—	(2,208)
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable, net	165,089	(1,058)
Deferred contract acquisition costs	(49,532)	(51,354)
Prepaid expenses and other assets	(8,542)	4,243
Accounts payable	(18,596)	(36,431)
Accrued expenses and other liabilities	(36,576)	(7,300)
Accrued payroll and benefits	(17,281)	13,235
Operating lease liabilities	(3,199)	(2,210)
Deferred revenue	48,678	163,276
Net cash provided by operating activities	300,892	214,957
Investing activities
Purchases of property and equipment	(62,264)	(52,211)
Capitalized internal-use software and website development costs	(10,902)	(5,214)
Purchases of strategic investments	(10,513)	(2,825)
Purchases of intangible assets	—	(700)
Proceeds from sales of investments	150,000	—
Purchases of deferred compensation investments	(290)	—
Net cash provided by (used in) investing activities	66,031	(60,950)
Financing activities
Proceeds from issuance of common stock upon exercise of stock options	2,651	3,106
Capital contributions from non-controlling interest holders	5,257	1,462
Net cash provided by financing activities	7,908	4,568
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(190)	(2,472)
Net increase in cash, cash equivalents and restricted cash	374,641	156,103
Cash, cash equivalents and restricted cash at beginning of period	2,456,924	1,996,633
Cash, cash equivalents and restricted cash at end of period	$2,831,565	$2,152,736
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$2,829,677	$2,152,736
Restricted cash included in prepaid expenses and other assets	1,888	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$2,831,565	$2,152,736
Supplemental disclosure of cash flow information:
Interest paid	$11,250	$11,265
Income taxes paid, net of refunds received	3,377	3,948
Supplemental disclosure of non-cash investing and financing activities:
Net increase (decrease) in property and equipment included in accounts payable and accrued expenses	(22,479)	13,165
Vesting of early exercised stock options	—	735
Operating lease liabilities arising from obtaining operating right of-use assets	13,847	—
Purchases of intangible assets included in accrued expenses and other liabilities	500	—
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2023, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three months ended April 30, 2023 are not necessarily indicative of the results to be expected for the year ending January 31, 2024 or for any other interim period or for any other future year.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 9, 2023.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported and disclosed in the Company’s condensed consolidated financial statements and accompanying notes. These estimates are based on information available as of the date of the condensed consolidated financial statements. On a regular basis, management evaluates these estimates and assumptions. Actual results may differ from these estimates and such differences could be material to the Company’s condensed consolidated financial statements.
Estimates and assumptions used by management include, but are not limited to, revenue recognition, the allowance for credit losses, the useful lives of long-lived assets, the fair values of strategic investments, the period of benefit for deferred contract acquisition costs, the discount rate used for operating leases, the recognition, measurement and disclosure of contingent liabilities, income taxes, stock-based compensation, and the fair value of assets acquired and liabilities assumed in business combinations.

Concentration of Credit Risk and Geographic Information
The Company generates revenue from the sale of subscriptions to access its cloud platform and professional services. The Company’s sales team, along with its channel partner network of system integrators and value-added resellers (collectively, “channel partners”), sells the Company’s services worldwide to organizations of all sizes.
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments, accounts receivable, and strategic investments. The Company’s cash is placed with high-credit-quality financial institutions and issuers, and at times exceeds federally insured limits. The Company has not experienced any credit loss relating to its cash, cash equivalents, short-term investments, or strategic investments. The Company performs periodic credit evaluations of its customers and generally does not require collateral.
There were no channel partners or direct customers who represented 10% or more of the Company’s accounts receivable as of April 30, 2023 and January 31, 2023.
There were no channel partners or direct customers who represented 10% or more of the Company’s total revenue for each of the three months ended April 30, 2023 and 2022.
Significant Accounting Policies
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2023. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three months ended April 30, 2023.
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted this guidance on February 1, 2023, which did not have a material effect on its condensed consolidated financial statements.
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

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	April 30, 2023				January 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets(1)
Cash equivalents (2)
Money market funds	$2,630,767	$—	$—	$2,630,767	$64,752	$—	$—	$64,752
Other assets
Deferred compensation investments	359	—	—	359	64	—	—	64
Total assets	$2,631,126	$—	$—	$2,631,126	$64,816	$—	$—	$64,816
__________________________________
(1)$100.0 million and $250.0 million of time deposits, which are included in short-term investments, are excluded since they are carried at cost and approximate fair value as of April 30, 2023 and January 31, 2023, respectively.
(2)Cash equivalents exclude an immaterial amount of time deposits, which are carried at cost and approximate fair value, as of April 30, 2023. Cash equivalents exclude $1.6 billion of time deposits, which are carried at cost and approximate fair value, as of January 31, 2023.
There were no transfers between the levels of the fair value hierarchy during the periods presented.
The following summarizes the changes in the net carrying value of strategic investments, which are Level 3, within the fair value hierarchy for the three months ended April 30, 2023 and April 30, 2022 (in thousands):

	April 30, 2023	April 30, 2022
Carrying amount, beginning of period	$47,270	$23,632
Adjustments related to non-marketable securities:
Purchases	10,607	2,825
Unrealized net gains due to changes in fair value	—	2,207
Carrying amount, end of period	$57,877	$28,665
Cumulative unrealized gains and losses for equity securities held as of April 30, 2023 are $9.6 million and $2.9 million, respectively.
3. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2023	January 31, 2023
Data center and other computer equipment	$351,174	$297,585
Capitalized internal-use software and website development costs	128,263	113,276
Leasehold improvements	24,747	24,944
Purchased software	9,019	6,384
Furniture and equipment	7,395	7,412
Construction in progress	245,732	259,013
	766,330	708,614
Less: Accumulated depreciation and amortization	(242,609)	(216,279)
Property and equipment, net	$523,721	$492,335
Construction in progress primarily includes data center equipment purchased that has not yet been placed in service. Data center equipment that was purchased but not yet been placed into service was $226.1 million as of April 30, 2023.
Depreciation and amortization expense of property and equipment was $26.4 million and $16.3 million during the three months ended April 30, 2023 and April 30, 2022, respectively.

There was no impairment of property and equipment during the three months ended April 30, 2023 and April 30, 2022. The Company capitalized $16.6 million and $8.1 million in internal-use software and website development costs during the three months ended April 30, 2023 and April 30, 2022, respectively. Amortization expense associated with internal-use software and website development costs totaled $7.5 million and $4.3 million during the three months ended April 30, 2023 and April 30, 2022, respectively. The net book value of capitalized internal-use software and website development costs was $75.5 million and $66.3 million as of April 30, 2023 and January 31, 2023, respectively.
Intangible Assets, Net
Total intangible assets, net consisted of the following (dollars in thousands):

	April 30, 2023			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$101,467	$29,458	$72,009	65
Customer relationships	12,044	4,290	7,755	59
Other acquired intangible assets	5,220	1,769	3,451	144
Total	$118,732	$35,516	$83,215

	January 31, 2023			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$101,452	$25,866	$75,586	68
Customer relationships	12,032	3,831	8,201	61
Other acquired intangible assets	4,717	1,615	3,102	147
Total	$118,201	$31,312	$86,889
Amortization expense of intangible assets was $4.2 million and $4.1 million during the three months ended April 30, 2023 and April 30, 2022, respectively.
The estimated aggregate future amortization expense of intangible assets as of April 30, 2023 is as follows (in thousands):

Total
Fiscal 2024 (remaining nine months)	$12,308
Fiscal 2025	16,409
Fiscal 2026	15,322
Fiscal 2027	13,147
Fiscal 2028	12,634
Thereafter	13,395
Total amortization expense	$83,215
The developed technology, customer relationships, and other acquired intangible assets are amortized over their estimated useful lives, generally on a straight-line basis, for periods ranging from 2 to 20 years.

Goodwill
The changes in goodwill during the three months ended April 30, 2023 consisted of the following (in thousands):

Amounts
Goodwill as of January 31, 2023	$430,645
Foreign currency translation	110
Goodwill as of April 30, 2023	$430,755
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	April 30, 2023	January 31, 2023
Web hosting services	$33,729	$65,589
Accrued marketing	14,202	11,435
Accrued professional services	13,390	13,281
Other accrued expenses	11,596	11,247
Accrued purchases of property and equipment	8,204	20,157
Accrued partner commissions	5,623	5,800
Accrued interest expense	4,750	10,375
Accrued expenses	$91,494	$137,884
Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following (in thousands):

	April 30, 2023	January 31, 2023
Accrued commissions	$46,396	$77,287
Employee Stock Purchase Plan	40,814	17,475
Accrued payroll and related expenses	38,395	39,907
Accrued bonuses	25,494	34,098
Accrued payroll and benefits	$151,099	$168,767
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

On January 6, 2022, the Company modified the A&R Credit Agreement (the “Amended A&R Credit Agreement”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto. There were no changes to the borrowing amounts or maturity date. Under the Amended A&R Credit Agreement, revolving loans are Alternate Base Rate (“ABR”) Loans. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect on such day plus 0.50%, and (c) the Term Secured Overnight Finance Rate (the “Term SOFR”) for a one-month tenor in effect on such day plus 1.00%, in each case plus a margin between (0.25)% and 0.25%, depending on the senior secured leverage ratio. The Company will be charged a commitment fee of 0.15% to 0.25% per year for committed but unused amounts, depending on the senior secured leverage ratio. The financial covenants require the Company to maintain a minimum consolidated interest coverage ratio of 3.00:1.00, a maximum senior secured leverage ratio of 3.00:1.00 (through January 31, 2023), and a maximum total leverage ratio of 5.50:1.00 stepping down to 3.50:1.00 over time. The Company was in compliance with all of its financial covenants as of April 30, 2023.
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
No amounts were outstanding under the Amended A&R Credit Agreement as of April 30, 2023 and January 31, 2023.
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
The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs, and accretion of debt discount was $6.0 million during both the three months ended April 30, 2023 and 2022.
In certain circumstances involving a change of control event, the Company will be required to make an offer to repurchase all or, at the holder’s option, any part, of each holder’s notes of that series at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The indenture governing the Senior Notes (the “Indenture”) contains covenants limiting the Company’s ability and the ability of its subsidiaries to create liens on certain assets to secure debt; grant a subsidiary guarantee of certain debt without also providing a guarantee of the Senior Notes; declare dividends; and consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of its assets to, another person. These covenants are subject to a number of limitations and exceptions. Certain of these covenants will not apply during any period in which the notes are rated investment grade by Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service, Inc. (“Moody’s”), and Standard & Poor’s Ratings Services (“S&P”).
As of April 30, 2023, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.

Based on the trading prices of the Senior Notes, the fair value of the Senior Notes was approximately $653.5 million and $645.4 million as of April 30, 2023 and January 31, 2023, respectively. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.
5. Income Taxes
The Company recognized income tax expense of $4.4 million and $3.4 million for the three months ended April 30, 2023 and April 30, 2022, respectively. The tax expense for the three months ended April 30, 2023 and April 30, 2022 was primarily attributable to pre-tax foreign earnings and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business. The Company’s effective tax rates of 89.8% and (12.7)% for the three months ended April 30, 2023 and April 30, 2022, respectively, differ from the U.S. statutory tax rate primarily due to U.S. losses for which there is no benefit and the tax rate differences between the United States and foreign countries.
The Company has a full valuation allowance on its U.S. federal, U.S. state, and U.K. deferred tax assets. As a result, the Company does not record a tax benefit on these losses because it is more likely than not that the benefit will not be realized.
Total gross unrecognized tax benefits were $40.6 million and $36.9 million as of April 30, 2023 and January 31, 2023, respectively. As of April 30, 2023 and January 31, 2023, approximately $4.4 million and $4.2 million, respectively of unrecognized tax benefits, which, if recognized, would affect the Company’s effective tax rate due to the full valuation allowance. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of the income tax provision in the condensed consolidated statements of operations. The Company had incurred an insignificant amount of interest and penalties related to unrecognized tax benefits as of April 30, 2023 and January 31, 2023. During the three months ended April 30, 2023, the net increase in uncertain tax benefits was a result of research and development credits. The potential change in unrecognized tax benefits during the next 12 months is not expected to be material.
In accordance with the guidance on the accounting for uncertainty in income taxes, for all U.S. and other tax jurisdictions, the Company recognizes potential liabilities for anticipated tax audit issues based on the Company’s estimate of whether, and the extent to which, additional taxes and interest will be due. If the Company’s estimate of income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes in the condensed consolidated statements of operations. Accrued interest and penalties are included within other liabilities, noncurrent on the condensed consolidated balance sheets.
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
There were no stock options granted during the three months ended April 30, 2023 or April 30, 2022.
The following table is a summary of stock option activity for the three months ended April 30, 2023:

	Number of Shares	Weighted-Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2023	2,869	$8.52
Exercised	(376)	$7.04
Canceled	(3)	$13.97
Options outstanding at April 30, 2023	2,490	$8.74
Options vested and expected to vest at April 30, 2023	2,490	$8.74
Options exercisable at April 30, 2023	2,216	$8.41
Options outstanding include 263,992 options that were unvested and exercisable as of April 30, 2023.
The aggregate intrinsic value of options vested and exercisable was $247.4 million and $247.2 million as of April 30, 2023 and January 31, 2023, respectively. The weighted-average remaining contractual term of options vested and exercisable was 4.7 years and 4.8 years as of April 30, 2023 and January 31, 2023, respectively.
The total intrinsic value of all options exercised was $45.1 million and $81.2 million during the three months ended April 30, 2023 and April 30, 2022, respectively.
The aggregate intrinsic value of stock options outstanding as of April 30, 2023 and January 31, 2023 was $277.2 million and $279.4 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 4.8 years and 5.0 years as of April 30, 2023 and January 31, 2023, respectively.
Total unrecognized stock-based compensation expense related to unvested options was $1.7 million as of April 30, 2023. This expense is expected to be amortized over a weighted-average vesting period of 1.4 years.
Early Exercise of Employee Options
The 2011 Stock Plan allows for the early exercise of stock options for certain individuals as determined by the board of directors. The consideration received for an early exercise of an option is a deposit of the exercise price and the related dollar amount is recorded as a liability for early exercise of unvested stock options in the condensed consolidated balance sheets. This liability is reclassified to Additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination or for any reason, including death and disability, at the price paid by the purchaser for such shares. There were no issued shares of common stock related to early exercised stock options during the three months ended April 30, 2023 or April 30, 2022. As of April 30, 2023 and January 31, 2023, there were no shares of common stock related to early exercised stock options subject to repurchase. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company includes unvested shares subject to repurchase in the number of shares outstanding in the condensed consolidated balance sheets and statements of stockholders’ equity.

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
Total unrecognized stock-based compensation expense related to unvested RSUs was $1.4 billion as of April 30, 2023. This expense is expected to be amortized over a weighted-average vesting period of 2.9 years.
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
Total unrecognized stock-based compensation expense related to unvested PSUs was $124.6 million as of April 30, 2023. This expense is expected to be amortized over a weighted-average vesting period of 1.6 years.
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
The Company measured the fair value of the Special PSU Awards on the grant date using a Monte Carlo simulation valuation model. The risk-free interest rates used were 0.85% -1.51%, which were based on the zero-coupon-risk-free interest rate derived from the Treasury Constant Maturities yield curve for the expected term of the award on the grant date. The expected volatility was a blended volatility rate of 54.89% - 55.36%, which includes 50% weight on the Company’s historical volatility calculated from daily stock returns over a 2.21- 2.58 year look-back from the grant date and 50% weight based on the Company’s implied volatility as of the grant date.
Total unrecognized stock-based compensation expense related to the unvested portion of the Special PSU Awards was $56.3 million as of April 30, 2023. This expense is expected to be amortized over a weighted-average vesting period of 1.9 years.

The following table is a summary of RSUs, PSUs and the Special PSU Awards activities for the three months ended April 30, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2023	10,050	$158.08
Granted	2,694	$131.05
Released	(934)	$135.06
Performance adjustment (1)	155	$211.22
Forfeited	(636)	$164.05
RSUs and PSUs outstanding at April 30, 2023	11,329	$155.09
RSUs and PSUs ending vested and expected to vest at April 30, 2023	11,247	$154.55
___________________________
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
The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares is 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP allows for up to one increase in contribution during each purchase period. If an employee elects to increase his or her contribution, the Company treats this as an accounting modification. The ESPP also offers a two-year look-back feature, as well as a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. During the fiscal year ended January 31, 2023, there were ESPP rollovers because the Company’s closing stock price on the purchase date was lower than the Company’s closing stock price on the first day of the offering periods. As a result, these offering dates were rolled over to a new 24-month offering period through December 12, 2024. These rollovers were accounted for as a modification to the original offerings. The total incremental expense as a result of the rollover and contribution modifications was $58.6 million, which will be recognized over the new or remaining offering periods.

Employee payroll contributions ultimately used to purchase shares are reclassified to Stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued as of April 30, 2023 and January 31, 2023 totaled $40.8 million and $17.5 million, respectively, and are included within Accrued payroll and benefits in the condensed consolidated balance sheets.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine fair value of the Company’s common shares to be issued under the ESPP for the offering periods beginning in June 2020:

Three Months Ended April 30,
	2023	2022
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.2% - 4.7%	0.1% - 0.7%
Expected stock price volatility	50.2% - 61.2%	39.6% - 55.9%
Dividend yield	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
Subscription cost of revenue	$8,966	$6,578
Professional services cost of revenue	4,630	3,001
Sales and marketing	35,739	26,710
Research and development	44,381	34,036
General and administrative	37,140	32,169
Total stock-based compensation expense	$130,856	$102,494
7. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes the revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service (in thousands, except percentages):

	Three Months Ended April 30,
	2023		2022
	Amount	% Revenue	Amount	% Revenue
United States	$474,825	69%	$345,593	71%
Europe, Middle East, and Africa	104,552	15%	70,625	14%
Asia Pacific	72,219	10%	48,079	10%
Other	40,984	6%	23,537	5%
Total revenue	$692,580	100%	$487,834	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the three months ended April 30, 2023 and April 30, 2022.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $596.4 million and $397.7 million for the three months ended April 30, 2023 and April 30, 2022, respectively, which was included in the corresponding contract liability balance at the beginning of the period.
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

Changes in deferred revenue were as follows (in thousands):

	Three Months Ended April 30,
	2023	2022
	Carrying Amount
Beginning balance	2,355,113	1,529,321
Additions to deferred revenue	741,258	651,110
Recognition of deferred revenue	(692,580)	(487,834)
Ending balance	2,403,791	1,692,597
Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancelable. Customers generally have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of April 30, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $3.3 billion. The Company expects to recognize approximately 64% of the remaining performance obligations in the 12 months following April 30, 2023 and 35% of the remaining performance obligations between 13 to 36 months, with the remainder to be recognized thereafter.
Costs to Obtain and Fulfill a Contract
The Company capitalizes referral fees paid to partners and sales commissions and associated payroll taxes paid to internal sales personnel, contractors or sales agents that are incremental to the acquisition of channel partner and direct customer contracts and would not have occurred absent the customer contract. These costs are recorded as deferred contract acquisition costs, current and deferred contract acquisition costs, noncurrent on the condensed consolidated balance sheets.
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to referral partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years, while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of eight months and are included in sales and marketing expense in the condensed consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the three months ended April 30, 2023 and April 30, 2022.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended April 30,
	2023	2022
Beginning balance	$447,088	$319,180
Capitalization of contract acquisition costs	49,532	51,354
Amortization of deferred contract acquisition costs	(55,322)	(37,592)
Ending balance	$441,298	$332,942

Deferred contract acquisition costs, current	$186,901	$135,681
Deferred contract acquisition costs, noncurrent	254,397	197,261
Total deferred contract acquisition costs	$441,298	$332,942

8. Commitments and Contingencies
Purchase Obligations
The Company enters into long-term non-cancelable agreements with providers to purchase data center capacity, such as bandwidth and colocation space, for the Company’s cloud platform. As of April 30, 2023, the Company is committed to spend $194.9 million on such agreements in excess of one year through fiscal 2031. These obligations are included in purchase commitments below.
In the normal course of business, the Company also enters into non-cancelable purchase commitments with various parties to purchase products and services such as advertising, technology, equipment, office renovations, corporate events, and consulting services. A summary of non-cancelable purchase obligations in excess of one year as of April 30, 2023 with expected date of payment is as follows (in thousands):

Total Commitments
Fiscal 2024 (remaining nine months)	$69,077
Fiscal 2025	57,270
Fiscal 2026	39,744
Fiscal 2027	32,902
Fiscal 2028	30,774
Thereafter	47,034
Total purchase commitments	$276,801
In October 2021, the Company entered into a new private pricing addendum with Amazon Web Services (“AWS”), which provides the Company with cloud computing infrastructure. Under the new pricing addendum, the minimum commitment is $600.0 million of cloud services from AWS through September 2026. As of April 30, 2023, the Company had utilized $366.9 million of this commitment. The remaining commitment is excluded from the table above and the Company expects to meet its remaining commitment with AWS.
Letters of Credit
As of April 30, 2023, the Company had unused standby letters of credit for $0.7 million securing its facility in Tel Aviv, Israel, $0.4 million securing its facility in Sunnyvale, California, and $0.1 million securing its principal executive offices in Austin, Texas. As of January 31, 2023, the Company had unused standby letters of credit for $0.8 million securing its principal executive offices in Austin, Texas and $0.4 million securing its facility in Sunnyvale, California.
Litigation
In June 2022, the Company and Fair Isaac Corporation (“FICO”) resolved a trademark dispute that was pending before the Trademark Trial and Appellate Board (“TTAB”) at the U.S. Patent and Trademark Office. The TTAB dismissed all proceedings between the parties in July 2022.
In March 2022, Webroot, Inc. and Open Text, Inc. (collectively, “Webroot”) filed a lawsuit against the Company and CrowdStrike, Inc. in federal court in the Western District of Texas alleging that certain of the Company’s products infringe six patents held by them. In the complaint, Webroot sought unspecified damages, attorneys’ fees and a permanent injunction. In May 2022, CrowdStrike, Inc. asserted counterclaims alleging that certain of Webroot’s products infringe two of its patents. In the filing, CrowdStrike, Inc. sought unspecified damages, reasonable fees and costs, and a permanent injunction. In September 2022, Webroot amended its complaint to assert six additional patents. The Company intends to vigorously defend against Webroot’s allegations. As of April 30, 2023, the Company is unable to predict the outcome of Webroot’s claims or reasonably estimate a loss or a range of loss.

In addition, the Company is involved in various other legal proceedings and subject to claims that arise in the ordinary course of business. For any claims for which the Company believes a liability is both probable and reasonably estimable, the Company records a liability in the period for which it makes this determination. There is no pending or threatened legal proceeding to which the Company is a party that, in the Company’s opinion, is reasonably possible to have a material effect on its condensed consolidated financial statements; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on the Company’s business because of defense and settlement costs, diversion of management resources, and other factors. In addition, the costs of litigation and the timing of these costs from period to period are difficult to estimate, subject to change and could adversely affect the Company’s condensed consolidated financial statements.
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
The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of April 30, 2023 or January 31, 2023.
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
Acquisition costs during the three months ended April 30, 2023 were not material and are recorded in research and development expenses on the Company’s condensed consolidated statements of operations.
The results of operations for the acquisition have been included in the Company’s condensed consolidated financial statements from the date of acquisition. The acquisition did not have a material impact on the Company’s condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.

10. Net Income (Loss) Per Share Attributable to Common Stockholders
Basic and diluted net income (loss) per share attributable to CrowdStrike’s common stockholders is computed in conformity with the two-class method required for participating securities. Basic net income (loss) per share attributable to CrowdStrike common stockholders is computed by dividing the net income (loss) attributable to CrowdStrike by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to CrowdStrike common stockholders is calculated by dividing net income by the combination of the weighted-average number of common shares outstanding and the weighted-average number of dilutive common share equivalents during the period. Diluted net loss per share is the same as basic net loss per share for the three months ended April 30, 2022 because the effects of potentially dilutive items were antidilutive given the Company’s net loss position.
The rights of the holders of Class A and Class B common stock are identical, except with the respect to voting and conversion rights. As such, the undistributed earnings are allocated equally to each share of common stock without class distinction and the resulting basic and diluted net income (loss) per share attributable to CrowdStrike common stockholders are the same for shares of Class A and Class B common stock.
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to CrowdStrike common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2023	2022
Numerator:
Net income (loss) attributable to Class A and Class B CrowdStrike common stockholders	$491	$(31,523)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B of CrowdStrike common stockholders, basic	236,414	231,179
Dilutive effect of common stock equivalents	4,184	—
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B of CrowdStrike common stockholders, dilutive	240,598	231,179
Net income (loss) per share attributable to Class A and Class B CrowdStrike common stockholders, basic	$0.00	$(0.14)
Net income (loss) per share attributable to Class A and Class B CrowdStrike common stockholders, diluted	$0.00	$(0.14)
The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	April 30, 2023	April 30, 2022
Shares of common stock subject to repurchase from outstanding stock options	—	132
RSUs and PSUs subject to future vesting	5,832	8,881
Shares of common stock issuable from stock options	3	3,518
Share purchase rights under the Employee Stock Purchase Plan	1,020	610
Potential common shares excluded from diluted net income (loss) per share	6,855	13,141
The above table excludes founder holdbacks related to business combinations. A variable number of shares will be issued upon vesting to settle a fixed monetary amount of $6.2 million, contingent upon continued employment with the Company. The share price will be determined based on the Company’s average stock price or the volume weighted average stock price five days prior to each vesting date. During the three months ended April 30, 2023, 12,810 shares were issued to settle founder holdbacks at a weighted average price of $128.77 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 31, 2023, filed with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading Special Note Regarding Forward-Looking Statements following the Table of Contents of this Quarterly Report on Form 10-Q. You should review the disclosure under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
The following table sets forth our ARR as of the dates presented (dollars in thousands):

	As of April 30,
	2023	2022
Annual recurring revenue	$2,733,931	$1,921,831
Year-over-year growth	42%	61%
ARR grew to $2.7 billion as of April 30, 2023, of which $174.2 million was net new ARR added for the three months ended April 30, 2023. ARR grew to $1.9 billion as of April 30, 2022, of which $190.5 million was net new ARR added for the three months ended April 30, 2022.

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
Our dollar-based net retention rate was above 120% as of April 30, 2023. Our dollar-based net retention rate can fluctuate from period to period due to large customer contracts in a given period, which may reduce our dollar-based net retention rate in subsequent periods if the customer makes a larger upfront purchase and does not continue to increase purchases.
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
Provision for Income Taxes. Provision for income taxes consists of state income taxes in the United States, foreign income taxes, and withholding taxes related to customer payments in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state and U.K. deferred tax assets, which we have determined are not realizable on a more likely than not basis.
Net Income Attributable to Non-controlling Interest. Net income attributable to non-controlling interest consists of the Falcon Funds’ non-controlling interest share of mark-to-market gains and losses and interest income from our strategic investments.
Results of Operations
The following tables set forth our condensed consolidated statements of operations for each period presented (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2023	2022
Revenue
Subscription	$651,175	$459,822	$191,353	42%
Professional services	41,405	28,012	13,393	48%
Total revenue	692,580	487,834	204,746	42%
Cost of revenue
Subscription	142,100	107,942	34,158	32%
Professional services	27,130	18,890	8,240	44%
Total cost of revenue	169,230	126,832	42,398	33%
Gross profit	523,350	361,002	162,348	45%
Operating expenses
Sales and marketing	281,107	193,532	87,575	45%
Research and development	179,065	123,399	55,666	45%
General and administrative	82,634	67,954	14,680	22%
Total operating expenses	542,806	384,885	157,921	41%
Loss from operations	(19,456)	(23,883)	4,427	(19)%
Interest expense	(6,387)	(6,298)	(89)	1%
Interest income	30,521	1,507	29,014	1,925%
Other income, net	230	1,705	(1,475)	(87)%
Income (loss) before provision for income taxes	4,908	(26,969)	31,877	(118)%
Provision for income taxes	4,409	3,440	969	28%
Net income (loss)	499	(30,409)	30,908	(102)%
Net income attributable to non-controlling interest	8	1,114	(1,106)	(99)%
Net income (loss) attributable to CrowdStrike	$491	$(31,523)	$32,014	(102)%

The following table presents the components of our condensed consolidated statements of operations as a percentage of total revenue for the periods presented:

	Three Months Ended April 30,
	2023	2022
	%
Revenue
Subscription	94%	94%
Professional services	6%	6%
Total revenue	100%	100%
Cost of revenue
Subscription	21%	22%
Professional services	4%	4%
Total cost of revenue	24%	26%
Gross profit	76%	74%
Operating expenses
Sales and marketing	41%	40%
Research and development	26%	25%
General and administrative	12%	14%
Total operating expenses	78%	79%
Loss from operations	(3)%	(5)%
Interest expense	(1)%	(1)%
Interest income	4%	—%
Other income, net	—%	—%
Income (loss) before provision for income taxes	1%	(6)%
Provision for income taxes	1%	1%
Net income (loss)	—%	(6)%
Net income attributable to non-controlling interest	—%	—%
Net income (loss) attributable to CrowdStrike	—%	(6)%
Comparison of the Three Months Ended April 30, 2023 and 2022
Revenue
The following shows total revenue from subscriptions and professional services for the three months ended April 30, 2023 as compared to the three months ended April 30, 2022 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2023	2022
Subscription	$651,175	$459,822	$191,353	42%
Professional services	41,405	28,012	13,393	48%
Total revenue	$692,580	$487,834	$204,746	42%
Total revenue increased by $204.7 million, or 42%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. Subscription revenue accounted for 94% of our total revenue for each of the three months ended April 30, 2023 and April 30, 2022. Professional services revenue accounted for 6% of our total revenue for each of the three months ended April 30, 2023 and April 30, 2022.

Subscription revenue increased by $191.4 million, or 42%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022, primarily driven by a combination of the addition of new customers and the sale of additional endpoints and modules to existing customers.

Professional services revenue increased by $13.4 million, or 48%, for the three months ended April 30, 2023, compared to the three months ended April 30, 2022, which was primarily attributable to an increase in the number of professional service hours performed.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the three months ended April 30, 2023 as compared to the three months ended April 30, 2022 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2023	2022
Subscription	$142,100	$107,942	$34,158	32%
Professional services	27,130	18,890	8,240	44%
Total cost of revenue	$169,230	$126,832	$42,398	33%
Total cost of revenue increased by $42.4 million, or 33%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. Subscription cost of revenue increased by $34.2 million, or 32%, for the three months ended April 30, 2023, compared to the three months ended April 30, 2022. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $11.7 million driven by a 41% increase in average headcount, an increase in cloud hosting and related services cost of $7.5 million driven by increased customer activity, an increase in depreciation of data center equipment of $4.3 million, an increase in amortization of internal-use software of $3.2 million, an increase in allocated overhead costs of $2.7 million, an increase in stock-based compensation expense of $2.4 million, and an increase in term-based software licenses of $1.7 million.
Professional services cost of revenue increased by $8.2 million, or 44%, for the three months ended April 30, 2023, compared to the three months ended April 30, 2022. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $5.3 million driven by an increase in average headcount of 44%, an increase in stock-based compensation expense of $1.6 million, an increase in allocated overhead costs of $0.8 million, and an increase in employee health insurance costs of $0.3 million.
The following shows gross profit and gross margin for subscriptions and professional services for the three months ended April 30, 2023 as compared to the three months ended April 30, 2022 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2023	2022
Subscription gross profit	$509,075	$351,880	$157,195	45%
Professional services gross profit	14,275	9,122	5,153	56%
Total gross profit	$523,350	$361,002	$162,348	45%

	Three Months Ended April 30,		Change %
	2023	2022
Subscription gross margin	78%	77%	1%
Professional services gross margin	34%	33%	1%
Total gross margin	76%	74%	2%

Subscription gross margin increased by 1% for the three months ended April 30, 2023, compared to the three months ended April 30, 2022. The increase in subscription gross margin was primarily due to an increase in cloud hosting efficiency during the three months ended April 30, 2023, compared to the three months ended April 30, 2022.
Professional services gross margin increased by 1% for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase in professional services gross margin was primarily due to increased utilization and decreased subcontractor costs during the three months ended April 30, 2023.

Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the three months ended April 30, 2023 as compared to the three months ended April 30, 2022 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2023	2022
Sales and marketing expenses	$281,107	$193,532	$87,575	45%

Sales and marketing expenses increased by $87.6 million, or 45%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $39.8 million driven by an increase in sales and marketing average headcount of 34%, an increase in marketing programs of $15.8 million, an increase in stock-based compensation of $9.0 million, an increase in company events expenses of $6.2 million, an increase in allocated overhead costs of $4.3 million, an increase in tax and licenses of $2.3 million, an increase in employer pension of $2.2 million, an increase in travel expenses of $2.1 million, and an increase in employee health insurance costs of $2.0 million.
Research and Development
The following shows research and development expenses for the three months ended April 30, 2023 as compared to the three months ended April 30, 2022 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2023	2022
Research and development expenses	$179,065	$123,399	$55,666	45%
Research and development expenses increased by $55.7 million, or 45%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. This increase was primarily due to an increase in employee-related expenses of $33.2 million driven by an increase in research and development average headcount of 46%, an increase in stock-based compensation of $10.3 million, an increase in cloud hosting and related costs of $6.5 million, an increase in allocated overhead costs of $5.0 million, an increase in employee health insurance costs of $1.7 million, an increase in employer pension of $1.8 million, and an increase in depreciation of data center equipment of $1.0 million, partially offset by an increase in software capitalization of $5.6 million.
General and Administrative
The following shows general and administrative expenses for the three months ended April 30, 2023 as compared to the three months ended April 30, 2022 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2023	2022
General and administrative expenses	$82,634	$67,954	$14,680	22%
General and administrative expenses increased by $14.7 million, or 22%, for the three months ended April 30, 2023 compared to the three months ended April 30, 2022. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $5.0 million, an increase in employee-related expenses of $4.5 million driven by an increase in general and administrative average headcount of 35%, an increase in legal expense of $2.9 million, an increase in allocated overhead costs of $0.9 million, and an increase in other labor expense of $0.8 million.

Interest Expense, Interest Income, and Other Income, Net
The following shows interest expense, interest income, and other income, net for the three months ended April 30, 2023 as compared to the three months ended April 30, 2022 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2023	2022
Interest expense	$(6,387)	$(6,298)	$(89)	1%
Interest income	$30,521	$1,507	$29,014	1,925%
Other income, net	$230	$1,705	$(1,475)	(87)%
Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense, and accretion of debt discount for our Senior Notes issued in January 2021.
The increase in interest income for the three months ended April 30, 2023 compared to the three months ended April 30, 2022 was driven by increases in market interest rates.
The decrease in other income, net for the three months ended April 30, 2023 compared to the three months ended April 30, 2022 was primarily due to a decrease in net positive mark-to-market adjustments of our strategic investments of $2.2 million, partially offset by a net increase of $0.7 million from foreign currency transaction gains.
Provision for Income Taxes
The following shows the provision for income taxes for the three months ended April 30, 2023 as compared to the three months ended April 30, 2022 (in thousands, except percentage):

	Three Months Ended April 30,		Change $	Change %
	2023	2022
Provision for income taxes	$4,409	$3,440	$969	28%
The increase in provision for income taxes of $1.0 million during the three months ended April 30, 2023 compared to the three months ended April 30, 2022 was primarily attributable to withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business.
Liquidity and Capital Resources
Our primary sources of liquidity as of April 30, 2023, consisted of: (i) $2.8 billion in cash and cash equivalents, which mainly consists of cash on hand and highly liquid investments in time deposits and money market funds, (ii) $100.0 million in short-term investments, which consist of time deposits, (iii) cash we expect to generate from operations, and (iv) available capacity under our $750.0 million senior secured revolving credit facility (the “A&R Credit Agreement”). We expect that the combination of our existing cash and cash equivalents, short-term investments, cash flows from operations, and the A&R Credit Agreement will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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
We have historically generated operating losses, as reflected in our accumulated deficit of $1.1 billion as of April 30, 2023. We expect to continue to incur operating losses for the foreseeable future due to the investments we intend to continue to make, particularly in sales and marketing and research and development. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.

We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2023, we had deferred revenue of $2.4 billion, of which $1.8 billion was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, or foreign currency forward contracts.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended April 30,
	2023	2022
Net cash provided by operating activities	$300,892	$214,957
Net cash provided by (used in) investing activities	66,031	(60,950)
Net cash provided by financing activities	7,908	4,568
Operating Activities
Net cash provided by operating activities during the three months ended April 30, 2023 was $300.9 million, which resulted from net income of $0.5 million, adjusted for non-cash charges of $220.4 million and net cash inflow of $80.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $130.9 million in stock-based compensation expense, $55.3 million of amortization of deferred contract acquisition costs, $26.4 million of depreciation and amortization, $4.2 million of amortization of intangibles assets, $3.1 million of non-cash operating lease costs, and $0.8 million of non-cash interest expense. The net cash inflow from changes in operating assets and liabilities was primarily due to a $165.1 million decrease in accounts receivable, net, and a $48.7 million increase in deferred revenue, partially offset by a $49.5 million increase in deferred contract acquisition costs, a $36.6 million decrease in accrued expenses and other liabilities, an $18.6 million decrease in accounts payable, a $17.3 million decrease in accrued payroll and benefits, an $8.6 million increase in prepaid expenses and other assets, and a $3.2 million decrease in operating lease liabilities.
Investing Activities
Net cash provided by investing activities of $66.0 million during the three months ended April 30, 2023 was primarily due to proceeds from the sale of investments of $150.0 million, partially offset by purchases of property and equipment of $62.3 million, purchases of strategic investments of $10.5 million, and capitalized internal-use software and website development costs of $10.9 million.
Financing Activities
Net cash provided by financing activities of $7.9 million during the three months ended April 30, 2023 was primarily due to $5.3 million of capital contributions from non-controlling interests and proceeds from the exercise of stock options of $2.7 million.
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
Summarized financial information is presented below for the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group and equity in the earnings from and investments in any non-guarantor subsidiary. The revenue amounts presented in the summarized financial information include all of our condensed consolidated revenue, and there is no intercompany revenue from the non-guarantor subsidiaries. This summarized financial information has been prepared and presented pursuant to Regulation S-X Rule 13-01, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP.

Statement of Operations	Three Months Ended April 30, 2023

(in thousands)
Revenue	$692,580
Cost of revenue	179,441
Operating expenses	550,408
Loss from operations	(37,269)
Net loss	(14,987)
Net loss attributable to CrowdStrike	(14,987)

Balance Sheet	April 30, 2023	January 31, 2023

	(in thousands)
Current assets (excluding intercompany receivables from non-Guarantors)	$3,595,334	$3,541,670
Intercompany receivables from non-Guarantors	7,757	5,817
Noncurrent assets	1,434,308	1,443,684
Current liabilities	2,017,664	2,027,443
Noncurrent liabilities (excluding intercompany payable to non-Guarantors)	1,402,132	1,417,627
Intercompany payable to non-Guarantors	249,660	289,242
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

Contractual Obligations and Commitments
Contractual Obligations
During the three months ended April 30, 2023, there were no significant changes to our debt obligations related to the Senior Notes or our contractual obligations under our non-cancelable real estate arrangements, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
We have non-cancelable data center commitments totaling $265.0 million as of April 30, 2023, of which $194.9 million has a remaining term in excess of 12 months. We also have non-cancelable purchase commitments with various parties to purchase products and services entered in the normal course of business totaling $94.5 million as of April 30, 2023, of which $81.9 million has a remaining term in excess of 12 months. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
The contractual commitment amounts above are associated with agreements that are enforceable and legally binding. Obligations under contracts, including purchase orders, that we can cancel without a significant penalty are excluded.
Other Obligations
In October 2021, we entered into a new private pricing addendum with Amazon Web Services (“AWS”), which provides us with cloud computing infrastructure. Under the new pricing addendum, we committed to purchase a minimum of $600.0 million of cloud services from AWS through September 2026. As of April 30, 2023, we have utilized $366.9 million of this commitment. We expect to meet our remaining commitment with AWS.
As of April 30, 2023, our unrecognized tax benefits included $4.4 million which were classified as long-term liabilities due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits.
Indemnification
Our subscription agreements contain standard indemnification obligations. Pursuant to these agreements, we will indemnify, defend, and hold the other party harmless with respect to a claim, suit, or proceeding brought against the other party by a third party alleging that our intellectual property infringes upon the intellectual property of the third party, or results from a breach of our representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual after the execution of the agreement. Typically, these indemnification provisions do not provide for a maximum potential amount of future payments we could be required to make. However, in the past we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheets as of April 30, 2023 or January 31, 2023.
We also agreed to indemnify our directors and certain executive officers for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited. However, our director and officer liability insurance policy mitigates our exposure. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheets as of April 30, 2023 or January 31, 2023.

Critical Accounting Policies and Estimates
Our condensed consolidated financial statements were prepared in accordance with U.S GAAP. The preparation of the condensed consolidated financial statements requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates and judgments on our historical experience, knowledge of factors affecting our business and our belief as to what could occur in the future considering available information and assumptions that are believed to be reasonable under the circumstances.
The accounting estimates we use in the preparation of our condensed consolidated financial statements will change as new events occur, more experience is acquired, additional information is obtained and our operating environment changes. Changes in estimates are made when circumstances warrant. Such changes in estimates and refinements in estimation methodologies are reflected in our reported results of operations and, if material, the effects of changes in estimates are disclosed in the notes to our condensed consolidated financial statements. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty and actual results could differ materially from the amounts reported based on these estimates.
There have been no significant changes in our critical accounting policies and estimates during the three months ended April 30, 2023, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2023, filed with the SEC on March 9, 2023.
Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice our customers at contract signing prior to commencement of subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. As of April 30, 2023, we had backlog of approximately $912.0 million. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
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
Employees
As of April 30, 2023, we had 7,321 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risks during the three months ended April 30, 2023 compared to our disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2023. Based on such evaluation of our disclosure controls and procedures as of April 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from 3,394 employees as of January 31, 2021, to 7,321 employees as of April 30, 2023. Although we have experienced rapid growth historically, we may not sustain our current growth rates and our investments to support our growth may not be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
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
We have a history of losses, and while we have achieved profitability in a period, we may not be able to achieve or sustain profitability in the future.
We have incurred net losses each year since our inception, and we may not achieve or maintain profitability in the future. We experienced net losses of $183.2 million, $234.8 million, and $92.6 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively. As of April 30, 2023, we had an accumulated deficit of $1.1 billion. While we have experienced significant growth in revenue in recent periods, and achieved profitability in a quarterly period, we cannot assure you when or whether we will reach sustained profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our total revenue or improvements in our results of operations. We also have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.

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

To expand our customer base, we need to convince potential customers to allocate a portion of their discretionary budgets to purchase our Falcon platform. Our sales efforts often involve educating our prospective customers about the uses and benefits of our Falcon platform. Enterprises and governments that use legacy security products, such as signature-based or malware-based products, firewalls, intrusion prevention systems, and antivirus, for their IT security may be hesitant to purchase our Falcon platform if they believe that these products are more cost effective, provide substantially the same functionality as our Falcon platform or provide a level of IT security that is sufficient to meet their needs. We may have difficulty convincing prospective customers of the value of adopting our solution. Even if we are successful in convincing prospective customers that a cloud native platform like ours is critical to protect against cyberattacks, they may not decide to purchase our Falcon platform for a variety of reasons, some of which are out of our control. For example, any deterioration in general economic conditions, including as a result of the geopolitical environment, the outbreak of diseases such as COVID-19, volatility in the banking and financial services sector, or inflation (as well as government policies such as raising interest rates in response to inflation), have in the past and may in the future cause our current and prospective customers to delay or cut their overall security and IT operations spending, and such delays or cuts may fall disproportionately on cloud-based security solutions like ours. Economic weakness, customer financial difficulties, and constrained spending on security and IT operations may result in decreased revenue, reduced sales, an increase in multi-phase subscription start dates, shorter terms for customer subscriptions, lengthened sales cycles, increased churn, lower demand for our products, and adversely affect our results of operations and financial conditions. Furthermore, we may need to exercise more flexibility in customer payment terms as customers navigate a more challenging economic environment. Additionally, if the incidence of cyberattacks were to decline, or be perceived to decline, or if organizations adopt endpoints that use operating systems we do not adequately support, our ability to attract new customers and expand sales of our solutions to existing customers could be adversely affected. If organizations do not continue to adopt our Falcon platform, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations, and financial condition would be harmed.

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
As a cybersecurity provider, we have been, and expect to continue to be, a target of cyberattacks. If our or our service providers' internal networks, systems, or data are or are perceived to have been compromised, our reputation may be damaged and our financial results may be negatively affected.

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
•negative media coverage or publicity;
•political events;
•the amount and timing of operating costs (including new hires) and capital expenditures related to the expansion of our business;
•increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates; and
•significant natural disasters and other catastrophic events, including the occurrence of a contagious disease or illness, such as COVID-19.
Furthermore, our business and revenues are impacted by global economic and geopolitical conditions. Volatile financial markets, bank failures, inflation, rising interest rates, supply chain challenges, political turmoil and other disruptions to global and regional economies and markets continue to add uncertainty to macroeconomic conditions. Any continued or further uncertainty, weakness or deterioration in economic conditions or the geopolitical environment could harm our business and results of operations. In addition, we experience seasonal fluctuations in our financial results as we typically receive a higher percentage of our annual orders from new customers, as well as renewal orders from existing customers, in the second half of the fiscal year as compared to the first half of the year due to the annual budget approval process of many of our customers. In addition, we also experience seasonality in our operating margin, typically with a lower margin in the first half of our fiscal year. Any of the above factors, individually or in the aggregate, may result in significant fluctuations in our financial and other results of operations from period to period. As a result of this variability, our historical results of operations should not be relied upon as an indication of future performance. Moreover, this variability and unpredictability could result in our failure to meet our operating plan or the expectations of investors or analysts for any period. If we fail to meet such expectations for these or other reasons, our stock price could fall substantially, and we could face costly lawsuits, including securities class action suits.
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
We derived approximately 28%, 28%, 30% and 31% of our total revenue from our international customers for fiscal 2021, fiscal 2022, fiscal 2023 and the three months ended April 30, 2023, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
•compliance with anti-bribery laws, including, without limitation, compliance with the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. Travel Act and the U.K Bribery Act 2010, or Bribery Act, violations of which could lead to significant fines, penalties, and collateral consequences for our company;
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

We expect that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Retaining or expanding our current levels of personnel and products offerings may require additional funds to respond to business challenges, including the need to develop new products and enhancements to our Falcon platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products could reduce our ability to compete and could harm our business. Accordingly, we may need to engage in additional equity or debt financings to secure additional funds. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the market price of our Class A common stock could decline. If we engage in additional debt financing, the holders of such debt would have priority over the holders of our Class A common stock, and we may be required to accept terms that further restrict our operations or our ability to incur additional indebtedness or to take other actions that would otherwise be in the interests of the debt holders. Any of the above could harm our business, results of operations, and financial condition.
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

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing data protection, data privacy and data security laws and regulations, employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Increased scrutiny of technologies like artificial intelligence may also become subject to regulation under new laws or new applications of existing laws. Noncompliance by us, our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties with applicable regulations or requirements could subject us to:

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

Various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in our products or changes in export and import regulations may create delays in the introduction of our products into international markets, prevent our customers with international operations from deploying our products globally or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any promulgation of new regulations or change in export or import regulations, economic sanctions or related legislation, the enforcement or scope of existing regulations, or the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products by, or in our decreased ability to export or sell our products to, existing or potential customers. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, results of operations, and financial condition.
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
We are regularly subject to claims, suits, and government investigations and other proceedings including patent, product liability, class action, whistleblower, personal injury, property damage, labor and employment (including allegations of wage and hour violations), commercial disputes, compliance with laws and regulatory requirements and other matters, and we may become subject to additional types of claims, suits, investigations and proceedings as our business develops. Such claims, suits, and government investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any of these types of legal proceedings can have an adverse impact on us because of legal costs and diversion of management attention and resources, and could cause us to incur significant expenses or liability, adversely affect our brand recognition, and/or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, condensed consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees, or orders requiring a change in our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations, and prospects. Any of these consequences could adversely affect our business and results of operations.
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
Sales of a substantial number of shares of our Class A common stock in the public market, including shares of Class A stock that have been converted from shares of Class B common stock, and particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock. As of May 15, 2023, we had 224,132,410 shares of Class A common stock outstanding and 12,975,938 shares of Class B common stock outstanding.
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
As of April 30, 2023, our executive officers, directors, one of our current stockholders and its respective affiliates held, in aggregate, 37% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale or other liquidity event and might ultimately affect the market price of our common stock.

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
As of April 30, 2023, we had $750.0 million principal amount of indebtedness outstanding (excluding intercompany indebtedness), and there is additional availability under our revolving facility of up to $750.0 million (excluding issued but undrawn letters of credit). Our indebtedness could have important consequences, including:
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), the rules and regulations of Nasdaq, and other securities rules and regulations that impose various requirements on public companies. Our management and other personnel devote substantial time and resources to comply with these rules and regulations. Such compliance has increased, and will continue to increase our legal, accounting and financial compliance costs; make some activities more difficult, time-consuming and costly, and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls, internal control over financial reporting and other procedures that are designed to ensure information required to be disclosed by us in our condensed consolidated financial statements and in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.
Our current controls and any new controls we develop may become inadequate because of changes in conditions in our business. Additionally, to the extent we acquire other businesses, the acquired company may not have a sufficiently robust system of internal controls and we may uncover new deficiencies. Weaknesses in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our results of operations, may result in a restatement of our condensed consolidated financial statements for prior periods, cause us to fail to meet our reporting obligations, and could result in an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm, and lead to investigations or sanctions by regulatory authorities.
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

Our business is subject to the risks of catastrophic events, including, but not limited to, natural events such as earthquakes, fire, floods, and the outbreak of diseases, as well as man-made problems such as power disruptions, computer viruses, data security breaches, terrorism and bank or financial institution failures.

Our principal executive offices are located in Austin, Texas, and we also maintain other office locations around the world, including in California and India, that are prone to natural disasters including severe weather and seismic activity. A significant natural disaster, such as an earthquake, a fire, a flood, or significant power outage and other catastrophic events, including the occurrence of a contagious disease or illness, such as COVID-19, could have a material adverse impact on our business, results of operations, and financial condition. Natural disasters and other catastrophic events such as COVID-19, could affect our personnel, recovery of our assets, data centers, supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In addition, climate change could result in an increase in the frequency or severity of natural disasters. If our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, computer malware, viruses and computer hacking, fraudulent use attempts, and phishing attacks have become more prevalent in our industry, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a catastrophic event, such as a natural disaster, or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses we may incur. Acts of terrorism and other geopolitical unrest could also cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers could have a significant adverse impact on our financial results. Moreover, the failure of a bank, or other adverse conditions impacting financial institutions at which we maintain balances, could adversely impact our business, results of operations, and financial performance. For example, in March 2023, the Federal Deposit Insurance Corporation (the “FDIC”) was named receiver for Silicon Valley Bank, one of the lenders under our credit agreement. While our cash management strategy is to maintain diversity in deposit accounts across financial institutions, balances in these accounts regularly exceed FDIC insurance limits and the federal government may not guarantee all deposits if any such financial institutions were to fail. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases by the Company of shares of Class A Common Stock during the three months ended April 30, 2023:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
February 1, 2023 to February 28, 2023	—	$—	—	—
March 1, 2023 to March 31, 2023	—	$—	—	—
April 1, 2023 to April 30, 2023	7	$122.62	—	—
(1)We repurchased, in open market transactions, seven shares in connection with the administration of our ESPP.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38933	3.1	June 14, 2019
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-38933	3.2	March 03, 2023
10.1	CrowdStrike Holdings, Inc. Corporate Incentive Plan					X
22.1	List of Subsidiary Guarantors	S-3ASR	333-252007	22.1	January 11, 2021
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of May 31, 2023.

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere Chief Financial Officer (Principal Financial Officer)

By:	/s/ Anurag Saha
Anurag Saha Chief Accounting Officer (Principal Accounting Officer)