Form 10-Q
period 2023-07-31
CrowdStrike Holdings, Inc.
filed 2023-08-31
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑
As of August 15, 2023, the number of shares of the registrant’s Class A common stock outstanding was 226,056,362, and the number of shares of the registrant’s Class B common stock outstanding was 12,731,839.

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
Summary of Risk Factors
Our business is subject to numerous risks and uncertainties, any one of which could materially adversely affect our business, results of operations, financial condition, and growth prospects. Below is a summary of some of these risks. This summary is not complete, and should be read together with the entire section titled “Risk Factors” in this Quarterly Report on Form 10-Q, as well as the other information in this Quarterly Report on Form 10-Q and the other filings that we make with the SEC.
•We have experienced rapid growth in recent periods, and if we do not manage our future growth, our business and results of operations will be adversely affected.
•We have a history of losses, and while we have achieved profitability in quarterly periods, we may not be able to achieve or sustain profitability in the future.
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
•Future acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value, and adversely affect our results of operations and financial condition.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CrowdStrike Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	July 31,	January 31,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$3,167,215	$2,455,369
Short-term investments	—	250,000
Accounts receivable, net of allowance for credit losses of $4.1 million and $2.6 million as of July 31, 2023 and January 31, 2023, respectively	539,463	626,181
Deferred contract acquisition costs, current	197,111	186,855
Prepaid expenses and other current assets	146,597	121,862
Total current assets	4,050,386	3,640,267
Strategic investments	59,541	47,270
Property and equipment, net	561,587	492,335
Operating lease right-of-use assets	46,179	39,936
Deferred contract acquisition costs, noncurrent	261,574	260,233
Goodwill	430,697	430,645
Intangible assets, net	79,139	86,889
Other long-term assets	31,355	28,965
Total assets	$5,520,458	$5,026,540
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$37,073	$45,372
Accrued expenses	122,419	137,884
Accrued payroll and benefits	138,471	168,767
Operating lease liabilities, current	16,133	13,046
Deferred revenue	1,894,005	1,727,484
Other current liabilities	21,362	16,519
Total current liabilities	2,229,463	2,109,072
Long-term debt	741,750	741,005
Deferred revenue, noncurrent	613,637	627,629
Operating lease liabilities, noncurrent	32,688	29,567
Other liabilities, noncurrent	32,820	31,833
Total liabilities	3,650,358	3,539,106
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of July 31, 2023 and January 31, 2023; no shares issued and outstanding as of July 31, 2023 and January 31, 2023.	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of July 31, 2023 and January 31, 2023; 226,043 shares and 222,759 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively; Class B common stock, $0.0005 par value; 300,000 shares authorized as of July 31, 2023 and January 31, 2023; 12,732 shares and 13,018 shares issued and outstanding as of July 31, 2023 and January 31, 2023, respectively.	119	118
Additional paid-in capital	2,976,375	2,612,705
Accumulated deficit	(1,139,200)	(1,148,163)
Accumulated other comprehensive income (loss)	913	(1,019)
Total CrowdStrike Holdings, Inc. stockholders’ equity	1,838,207	1,463,641
Non-controlling interest	31,893	23,793
Total stockholders’ equity	1,870,100	1,487,434
Total liabilities and stockholders’ equity	$5,520,458	$5,026,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue
Subscription	$689,972	$506,199	$1,341,147	$966,021
Professional services	41,654	28,954	83,059	56,966
Total revenue	731,626	535,153	1,424,206	1,022,987

Cost of revenue
Subscription	153,306	120,087	295,406	228,029
Professional services	29,611	20,480	56,741	39,370
Total cost of revenue	182,917	140,567	352,147	267,399

Gross profit	548,709	394,586	1,072,059	755,588

Operating expenses
Sales and marketing	282,916	224,766	564,023	418,298
Research and development	179,362	137,864	358,427	261,263
General and administrative	101,804	80,263	184,438	148,217
Total operating expenses	564,082	442,893	1,106,888	827,778

Loss from operations	(15,373)	(48,307)	(34,829)	(72,190)
Interest expense	(6,444)	(6,335)	(12,831)	(12,633)
Interest income	36,638	7,727	67,159	9,234
Other income (expense)	(1,734)	3,380	(1,504)	5,085

Income (loss) before provision for income taxes	13,087	(43,535)	17,995	(70,504)

Provision for income taxes	4,611	4,778	9,020	8,218

Net income (loss)	8,476	(48,313)	8,975	(78,722)
Net income attributable to non-controlling interest	4	972	12	2,086
Net income (loss) attributable to CrowdStrike	$8,472	$(49,285)	$8,963	$(80,808)

Net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	$0.04	$(0.21)	$0.04	$(0.35)
Diluted	$0.03	$(0.21)	$0.04	$(0.35)

Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	237,911	232,554	237,174	231,850
Diluted	242,144	232,554	241,383	231,850
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net income (loss)	$8,476	$(48,313)	$8,975	$(78,722)
Other comprehensive income (loss):
Foreign currency translation adjustments	774	(1,487)	1,932	(4,435)
Other comprehensive income (loss)	774	(1,487)	1,932	(4,435)
Less: Comprehensive income attributable to non-controlling interest	4	972	12	2,086
Total comprehensive income (loss) attributable to CrowdStrike	$9,246	$(50,772)	$10,895	$(85,243)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended July 31, 2023 and 2022
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at April 30, 2023	237,099	$118	$2,752,716	$(1,147,672)	$139	$29,058	$1,634,359
Issuance of common stock upon exercise of options	210	—	1,474	—	—	—	1,474
Issuance of common stock under RSU and PSU release	1,011	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	450	1	45,431	—	—	—	45,432
Issuance of common stock for founders holdbacks related to acquisitions	5	—	889	—	—	—	889
Issuance of common stock to board of directors	—	—	88	—	—	—	88
Stock-based compensation expense	—	—	163,811	—	—	—	163,811
Capitalized stock-based compensation	—	—	11,966	—	—	—	11,966
Net income	—	—	—	8,472	—	4	8,476
Non-controlling interest	—	—	—	—	—	2,831	2,831
Other comprehensive income	—	—	—	—	774	—	774
Balances at July 31, 2023	238,775	$119	$2,976,375	$(1,139,200)	$913	$31,893	$1,870,100

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at April 30, 2022	232,018	$116	$2,103,054	$(996,441)	$(4,188)	$14,456	$1,116,997
Issuance of common stock upon exercise of options	226	—	1,814	—	—	—	1,814
Issuance of common stock under RSU and PSU release	852	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	263	—	34,445	—	—	—	34,445
Vesting of early exercised options	—	—	735	—	—	—	735
Issuance of common stock for founders holdbacks related to acquisitions	9	—	1,422				1,422
Stock-based compensation expense	—	—	129,783	—	—	—	129,783
Capitalized stock-based compensation	—	—	5,451	—	—	—	5,451
Net income (loss)	—	—	—	(49,285)	—	972	(48,313)
Non-controlling interest	—	—	—	—	—	2,500	2,500
Other comprehensive loss	—	—	—	—	(1,487)	—	(1,487)
Balances at July 31, 2022	233,368	$116	$2,276,704	$(1,045,726)	$(5,675)	$17,928	$1,243,347
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Six Months Ended July 31, 2023 and 2022
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2023	235,777	$118	$2,612,705	$(1,148,163)	$(1,019)	$23,793	$1,487,434
Issuance of common stock upon exercise of options	585	—	4,125	—	—	—	4,125
Issuance of common stock under RSU and PSU release	1,944	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	450	1	45,431	—	—	—	45,432
Issuance of common stock for founders holdbacks related to acquisitions	18	—	2,538	—	—	—	2,538
Issuance of common stock for board of directors	1	—	167	—	—	—	167
Stock-based compensation expense	—	—	292,941	—	—	—	292,941
Capitalized stock-based compensation	—	—	18,468	—	—	—	18,468
Net income	—	—	—	8,963	—	12	8,975
Non-controlling interest	—	—	—	—	—	8,088	8,088
Other comprehensive income	—	—	—	—	1,932	—	1,932
Balances at July 31, 2023	238,775	$119	$2,976,375	$(1,139,200)	$913	$31,893	$1,870,100

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2022	230,706	$115	$1,991,807	$(964,918)	$(1,240)	$11,879	$1,037,643
Issuance of common stock upon exercise of options	633	1	4,918	—	—	—	4,919
Issuance of common stock under RSU and PSU release	1,738	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	263	—	34,445	—	—	—	34,445
Vesting of early exercised options	—	—	1,470	—	—	—	1,470
Issuance of common stock for founders holdbacks related to acquisitions	28	—	5,126	—	—	—	5,126
Stock-based compensation expense	—	—	230,559	—	—	—	230,559
Capitalized stock-based compensation	—	—	8,379	—	—	—	8,379
Net income (loss)	—	—	—	(80,808)	—	2,086	(78,722)
Non-controlling interest	—	—	—	—	—	3,963	3,963
Other comprehensive loss	—	—	—	—	(4,435)	—	(4,435)
Balances at July 31, 2022	233,368	$116	$2,276,704	$(1,045,726)	$(5,675)	$17,928	$1,243,347
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2023	2022
Operating activities
Net income (loss)	$8,975	$(78,722)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,184	34,146
Amortization of intangible assets	8,276	8,192
Amortization of deferred contract acquisition costs	112,877	77,554
Non-cash operating lease cost	6,331	4,524
Stock-based compensation expense	295,633	234,044
Deferred income taxes	(352)	1,604
Non-cash interest expense	1,531	1,366
Change in fair value of strategic investments	—	(4,128)
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable, net	86,718	(50,728)
Deferred contract acquisition costs	(122,007)	(108,940)
Prepaid expenses and other assets	(26,338)	(10,938)
Accounts payable	(2,982)	794
Accrued expenses and other liabilities	4,935	5,723
Accrued payroll and benefits	(30,161)	245
Operating lease liabilities	(6,475)	(4,704)
Deferred revenue	152,528	314,831
Net cash provided by operating activities	545,673	424,863
Investing activities
Purchases of property and equipment	(102,681)	(118,339)
Capitalized internal-use software and website development costs	(25,975)	(13,235)
Purchases of strategic investments	(12,177)	(7,825)
Purchases of intangible assets	(500)	(700)
Proceeds from maturities and sales of short-term investments	250,000	—
Purchases of deferred compensation investments	(876)	—
Net cash provided by (used in) investing activities	107,791	(140,099)
Financing activities
Proceeds from issuance of common stock upon exercise of stock options	4,125	4,919
Proceeds from issuance of common stock under the employee stock purchase plan	45,432	34,445
Capital contributions from non-controlling interest holders	8,088	3,963
Net cash provided by financing activities	57,645	43,327
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	1,083	(4,330)
Net increase in cash, cash equivalents and restricted cash	712,192	323,761
Cash, cash equivalents and restricted cash at beginning of period	2,456,924	1,996,633
Cash, cash equivalents and restricted cash at end of period	$3,169,116	$2,320,394
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$3,167,215	$2,318,858
Restricted cash included in prepaid expenses and other assets	1,901	1,536
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$3,169,116	$2,320,394
Supplemental disclosure of cash flow information:
Interest paid	$11,250	$11,289
Income taxes paid, net of refunds received	9,991	4,967
Supplemental disclosure of non-cash investing and financing activities:
Net increase (decrease) in property and equipment included in accounts payable and accrued expenses	(20,089)	18,810
Vesting of early exercised stock options	—	1,470
Operating lease liabilities arising from obtaining operating right of-use assets	13,083	2,130
Purchases of intangible assets included in accrued expenses and other liabilities	26	—
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2023, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended July 31, 2023 are not necessarily indicative of the results to be expected for the year ending January 31, 2024 or for any other interim period or for any other future year.
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
There were no channel partners or direct customers who represented 10% or more of the Company’s accounts receivable as of July 31, 2023 or January 31, 2023.
There were no channel partners or direct customers who represented 10% or more of the Company’s total revenue for each of the three and six months ended July 31, 2023 or 2022.
Significant Accounting Policies
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2023. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and six months ended July 31, 2023.
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
2. Investments and Fair Value Measurements
The Company follows ASC 820, Fair Value Measurements, with respect to cash equivalents and deferred compensation investments that are measured at fair value on a recurring basis. Under the standard, fair value is defined as the exit price, or the amount that would be received to sell an asset or a liability in an orderly transaction between market participants as of the measurement date. The standard also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available in the circumstances.
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

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	July 31, 2023				January 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets(1)
Cash equivalents (2)
Money market funds	$2,800,155	$—	$—	$2,800,155	$64,752	$—	$—	$64,752
U.S. Treasury securities	—	3	—	3	—	—	—	—
Other assets
Deferred compensation investments	996	—	—	996	64	—	—	64
Total assets	$2,801,151	$3	$—	$2,801,154	$64,816	$—	$—	$64,816
__________________________________
(1) $250.0 million of time deposits, which are included in short-term investments, are excluded since they are carried at cost and approximate fair value as of January 31, 2023.
(2)Cash equivalents exclude $1.6 billion of time deposits, which are carried at cost and approximate fair value as of January 31, 2023.
There were no transfers between the levels of the fair value hierarchy during the periods presented.
The following summarizes the changes in the net carrying value of strategic investments, which are Level 3, within the fair value hierarchy for the three and six months ended July 31, 2023 and July 31, 2022 (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Carrying amount, beginning of period	$57,877	$28,665	$47,270	$23,632
Adjustments related to non-marketable securities:
Purchases	1,664	5,000	12,271	7,825
Unrealized net gains due to changes in fair value	—	1,920	—	4,128
Carrying amount, end of period	$59,541	$35,585	59,541	35,585
Cumulative unrealized gains and losses for equity securities held as of July 31, 2023 are $9.6 million and $2.9 million, respectively.

3. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2023	January 31, 2023
Data center and other computer equipment	$432,093	$297,585
Capitalized internal-use software and website development costs	145,977	113,276
Leasehold improvements	27,014	24,944
Purchased software	9,696	6,384
Furniture and equipment	7,926	7,412
Construction in progress	210,837	259,013
	833,543	708,614
Less: Accumulated depreciation and amortization	(271,956)	(216,279)
Property and equipment, net	$561,587	$492,335
Construction in progress primarily includes data center equipment purchased that has not yet been placed in service. Data center equipment that was purchased but not yet been placed into service was $185.7 million as of July 31, 2023.
Depreciation and amortization expense of property and equipment was $29.8 million and $17.8 million during the three months ended July 31, 2023 and July 31, 2022, respectively, and $56.2 million and $34.1 million during the six months ended July 31, 2023 and July 31, 2022, respectively.
There was no impairment of property and equipment during the three and six months ended July 31, 2023 and July 31, 2022. The Company capitalized $23.6 million and $13.5 million in internal-use software and website development costs during the three months ended July 31, 2023 and July 31, 2022, respectively, and $40.2 million and $21.6 million during the six months ended July 31, 2023 and July 31, 2022, respectively. Amortization expense associated with internal-use software and website development costs totaled $8.4 million and $4.9 million during the three months ended July 31, 2023 and July 31, 2022, respectively, and $15.9 million and $9.2 million during the six months ended July 31, 2023 and July 31, 2022, respectively. The net book value of capitalized internal-use software and website development costs was $90.8 million and $66.3 million as of July 31, 2023 and January 31, 2023, respectively.
Intangible Assets, Net
Total intangible assets, net consisted of the following (dollars in thousands):

	July 31, 2023			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$101,460	$33,027	$68,433	62
Customer relationships	12,038	4,730	7,308	56
Other acquired intangible assets	5,245	1,847	3,398	140
Total	$118,743	$39,604	$79,139

	January 31, 2023			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$101,452	$25,866	$75,586	68
Customer relationships	12,032	3,831	8,201	61
Other acquired intangible assets	4,717	1,615	3,102	147
Total	$118,201	$31,312	$86,889

Amortization expense of intangible assets was $4.1 million during the three months ended July 31, 2023 and July 31, 2022, and $8.3 million and $8.2 million during the six months ended July 31, 2023 and July 31, 2022, respectively.
The estimated aggregate future amortization expense of intangible assets as of July 31, 2023 is as follows (in thousands):

Total
Fiscal 2024 (remaining six months)	$8,219
Fiscal 2025	16,422
Fiscal 2026	15,322
Fiscal 2027	13,147
Fiscal 2028	12,634
Thereafter	13,395
Total amortization expense	$79,139
Developed technology, customer relationships, and other acquired intangible assets are amortized over their estimated useful lives, generally on a straight-line basis, for periods ranging from 2 to 20 years.
Goodwill
The change in goodwill during the six months ended July 31, 2023 consisted of the following (in thousands):

Amounts
Goodwill as of January 31, 2023	$430,645
Foreign currency translation	52
Goodwill as of July 31, 2023	$430,697
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	July 31, 2023	January 31, 2023
Web hosting services	$58,804	$65,589
Accrued professional services	14,996	13,281
Accrued marketing	13,759	11,435
Other accrued expenses	13,221	11,247
Accrued interest expense	10,375	10,375
Accrued partner commissions	5,653	5,800
Accrued purchases of property and equipment	5,611	20,157
Accrued expenses	$122,419	$137,884
Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following (in thousands):

	July 31, 2023	January 31, 2023
Accrued commissions	$58,202	$77,287
Accrued payroll and related expenses	41,136	39,907
Accrued bonuses	26,540	34,098
Employee Stock Purchase Plan	12,593	17,475
Accrued payroll and benefits	$138,471	$168,767

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
On January 6, 2022, the Company modified the A&R Credit Agreement (the “Amended A&R Credit Agreement”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto. There were no changes to the borrowing amounts or maturity date. Under the Amended A&R Credit Agreement, revolving loans are Alternate Base Rate (“ABR”) Loans. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect on such day plus 0.50%, and (c) the Term Secured Overnight Finance Rate (the “Term SOFR”) for a one-month tenor in effect on such day plus 1.00%, in each case plus a margin between (0.25)% and 0.25%, depending on the senior secured leverage ratio. The Company will be charged a commitment fee of 0.15% to 0.25% per year for committed but unused amounts, depending on the senior secured leverage ratio. The financial covenants require the Company to maintain a minimum consolidated interest coverage ratio of 3.00:1.00, and a maximum total leverage ratio of 5.50:1.00 stepping down to 3.50:1.00 over time. The Company was in compliance with all of its financial covenants as of July 31, 2023.
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
No amounts were outstanding under the Amended A&R Credit Agreement as of July 31, 2023 or January 31, 2023.
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
The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs, and accretion of debt discount was $6.0 million during the three months ended July 31, 2023 and 2022 and $12.0 million during the six months ended July 31, 2023 and 2022.

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
As of July 31, 2023, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.
Based on the trading prices of the Senior Notes, the fair value of the Senior Notes was approximately $646.1 million and $645.4 million as of July 31, 2023 and January 31, 2023, respectively. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.
5. Income Taxes
The Company recognized income tax expense of $4.6 million and $4.8 million for the three months ended July 31, 2023 and July 31, 2022, respectively, and $9.0 million and $8.2 million for the six months ended July 31, 2023 and July 31, 2022, respectively. The tax expense for the three and six months ended July 31, 2023 and July 31, 2022 was primarily attributable to pre-tax foreign earnings and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business. The Company’s effective tax rates of 35.2% and (11.0)% for the three months ended July 31, 2023 and July 31, 2022, respectively, and 50.1% and (11.7)% for the six months ended July 31, 2023 and July 31, 2022, respectively, differ from the U.S. statutory tax rate primarily due to taxes in foreign jurisdictions, and the full valuation allowance in the U.S. Consistent with the prior year, the Company maintains a full valuation allowance on its U.S. federal and state and its U.K. deferred tax assets.
Total gross unrecognized tax benefits were $45.7 million and $36.9 million as of July 31, 2023 and January 31, 2023, respectively. As of July 31, 2023 and January 31, 2023, approximately $4.8 million and $4.2 million, respectively of unrecognized tax benefits, which, if recognized, would affect the Company’s effective tax rate due to the full valuation allowance. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of the income tax provision in the condensed consolidated statements of operations. The Company had incurred an insignificant amount of interest and penalties related to unrecognized tax benefits as of July 31, 2023 and January 31, 2023. During the three and six months ended July 31, 2023, the net increase in uncertain tax benefits was a result of research and development credits. The potential change in unrecognized tax benefits during the next 12 months is not expected to be material.
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
6. Stock-Based Compensation
Stock Incentive Plan
In May 2019, the Company’s board of directors adopted, and the stockholders approved the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) with the purpose of granting stock-based awards to employees, directors, officers, and consultants, including stock options, restricted stock awards, restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”). A total of 8,750,000 shares of Class A common stock were initially available for issuance under the 2019 Plan. The Company’s compensation committee administers the 2019 Plan. The number of shares of the Company’s common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each fiscal year beginning on February 1, 2020, equal to the lesser of: (i) two percent (2%) of outstanding shares of the Company’s capital stock as of the last day of the immediately preceding fiscal year or (ii) such other amount as the Company’s board of directors may determine.
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
There were no stock options granted during the three and six months ended July 31, 2023 or July 31, 2022.
The following table is a summary of stock option activity for the six months ended July 31, 2023:

	Number of Shares	Weighted-Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2023	2,869	$8.52
Exercised	(585)	$7.05
Canceled	(4)	$10.59
Options outstanding at July 31, 2023	2,280	$8.90
Options vested and expected to vest at July 31, 2023	2,280	$8.90
Options exercisable at July 31, 2023	2,055	$8.62
Options outstanding include 219,994 options that were unvested and exercisable as of July 31, 2023.
The aggregate intrinsic value of options vested and exercisable was $314.5 million and $247.2 million as of July 31, 2023 and January 31, 2023, respectively. The weighted-average remaining contractual term of options vested and exercisable was 4.4 years and 4.8 years as of July 31, 2023 and January 31, 2023, respectively.
The total intrinsic value of all options exercised was $29.4 million and $36.4 million during the three months ended July 31, 2023 and July 31, 2022, respectively, and $74.5 million and $117.7 million during the six months ended July 31, 2023 and July 31, 2022, respectively.
The aggregate intrinsic value of stock options outstanding as of July 31, 2023 and January 31, 2023 was $348.5 million and $279.4 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 4.5 years and 5.0 years as of July 31, 2023 and January 31, 2023, respectively.
Total unrecognized stock-based compensation expense related to unvested options was $1.2 million as of July 31, 2023. This expense is expected to be amortized over a weighted-average vesting period of 1.2 years.
Early Exercise of Employee Options
The 2011 Stock Plan allows for the early exercise of stock options for certain individuals as determined by the board of directors. The consideration received for an early exercise of an option is a deposit of the exercise price and the related dollar amount is recorded as a liability for early exercise of unvested stock options in the condensed consolidated balance sheets. This liability is reclassified to Additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination or for any reason, including death and disability, at the price paid by the purchaser for such shares. There were no issued shares of common stock related to early exercised stock options during the three and six months ended July 31, 2023 or July 31, 2022. As of July 31, 2023 and January 31, 2023, there were no shares of common stock related to early exercised stock options subject to repurchase. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company includes unvested shares subject to repurchase in the number of shares outstanding in the condensed consolidated balance sheets and statements of stockholders’ equity.
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
Total unrecognized stock-based compensation expense related to unvested RSUs was $1.3 billion as of July 31, 2023. This expense is expected to be amortized over a weighted-average vesting period of 2.8 years.
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
Total unrecognized stock-based compensation expense related to unvested PSUs was $110.4 million as of July 31, 2023. This expense is expected to be amortized over a weighted-average vesting period of 1.5 years.
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
Total unrecognized stock-based compensation expense related to the unvested portion of the Special PSU Awards was $47.0 million as of July 31, 2023. This expense is expected to be amortized over a weighted-average vesting period of 1.7 years.

The following table is a summary of RSUs, PSUs and the Special PSU Awards activities for the six months ended July 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2023	10,050	$158.08
Granted	3,206	$133.99
Released	(1,944)	$136.39
Performance adjustment (1)	155	$211.22
Forfeited	(901)	$163.35
RSUs and PSUs outstanding at July 31, 2023	10,566	$156.24
RSUs and PSUs ending vested and expected to vest at July 31, 2023	10,463	$155.53
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
The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares is 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP allows for up to one increase in contribution during each purchase period. If an employee elects to increase his or her contribution, the Company treats this as an accounting modification. The ESPP also offers a two-year look-back feature, as well as a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. During the fiscal year ended January 31, 2023, there were ESPP rollovers because the Company’s closing stock price on the purchase date was lower than the Company’s closing stock price on the first day of the offering periods. As a result, these offering dates were rolled over to a new 24-month offering period through December 12, 2024. These rollovers were accounted for as a modification to the original offerings. The total incremental expense as a result of the rollover and contribution modifications was $58.6 million, which will be recognized over the new or remaining offering periods. Contribution modifications during the three and six months ended July 31, 2023 were $1.8 million, which will be recognized over the remaining offering periods.

Employee payroll contributions ultimately used to purchase shares are reclassified to Stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued as of July 31, 2023 and January 31, 2023 totaled $12.6 million and $17.5 million, respectively, and are included within Accrued payroll and benefits in the condensed consolidated balance sheets.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of the Company’s common shares to be issued under the ESPP for the offering periods beginning in June 2020:

Six Months Ended July 31,
	2023	2022
Expected term (in years)	0.5 - 2.0	0.5 - 2.0
Risk-free interest rate	0.2% - 5.2%	0.1% - 3.4%
Expected stock price volatility	46.3% - 61.2%	39.6% - 67.4%
Dividend yield	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Subscription cost of revenue	$10,132	$7,271	$19,098	$13,849
Professional services cost of revenue	5,745	3,502	10,375	6,503
Sales and marketing	51,442	40,567	87,181	67,277
Research and development	46,985	40,043	91,366	74,079
General and administrative	50,473	40,167	87,613	72,336
Total stock-based compensation expense	$164,777	$131,550	$295,633	$234,044
7. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2023		2022		2023		2022
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
United States	$500,864	69%	$374,258	70%	$975,689	69%	$719,851	70%
Europe, Middle East, and Africa	111,909	15%	77,096	14%	216,461	15%	147,721	14%
Asia Pacific	75,198	10%	54,623	10%	147,417	10%	102,702	10%
Other	43,655	6%	29,176	6%	84,639	6%	52,713	6%
Total revenue	$731,626	100%	$535,153	100%	$1,424,206	100%	$1,022,987	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the three and six months ended July 31, 2023 or July 31, 2022.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $642.3 million and $454.1 million for the three months ended July 31, 2023 and July 31, 2022, respectively, and $1,089.9 million and $728.9 million for the six months ended July 31, 2023 and July 31, 2022, respectively, which was included in the corresponding contract liability balance at the beginning of the period.
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

Changes in deferred revenue were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	Carrying Amount		Carrying Amount
Beginning balance	$2,403,791	$1,692,597	$2,355,113	$1,529,321
Additions to deferred revenue	835,477	686,708	1,576,735	1,337,818
Recognition of deferred revenue	(731,626)	(535,153)	(1,424,206)	(1,022,987)
Ending balance	$2,507,642	$1,844,152	$2,507,642	$1,844,152
Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancelable. Customers generally have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of July 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $3.6 billion. The Company expects to recognize approximately 64% of the remaining performance obligations in the 12 months following July 31, 2023, and 35% of the remaining performance obligations between 13 to 36 months, with the remainder to be recognized thereafter.
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
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to referral partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years, while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of eight months and are included in sales and marketing expense in the condensed consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the three and six months ended July 31, 2023 and July 31, 2022.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Beginning balance	$441,298	$332,942	$447,088	$319,180
Capitalization of contract acquisition costs	74,942	57,586	124,474	108,940
Amortization of deferred contract acquisition costs	(57,555)	(39,962)	(112,877)	(77,554)
Ending balance	$458,685	$350,566	$458,685	$350,566

Deferred contract acquisition costs, current	$197,111	$148,125	$197,111	$148,125
Deferred contract acquisition costs, noncurrent	261,574	202,441	261,574	202,441
Total deferred contract acquisition costs	$458,685	$350,566	$458,685	$350,566

8. Commitments and Contingencies
Purchase Obligations
The Company enters into long-term non-cancelable agreements with providers to purchase data center capacity, such as bandwidth and colocation space, for the Company’s cloud platform. As of July 31, 2023, the Company is committed to spend $225.3 million on such agreements in excess of one year through fiscal 2031. These obligations are included in purchase commitments below.
In the normal course of business, the Company also enters into non-cancelable purchase commitments with various parties to purchase products and services such as advertising, technology, equipment, office renovations, corporate events, and consulting services. A summary of non-cancelable purchase obligations in excess of one year as of July 31, 2023 with expected date of payment is as follows (in thousands):

Total Commitments
Fiscal 2024 (remaining six months)	$47,753
Fiscal 2025	99,074
Fiscal 2026	81,019
Fiscal 2027	41,642
Fiscal 2028	33,465
Thereafter	48,571
Total purchase commitments	$351,524
In October 2021, the Company entered into a new private pricing addendum with Amazon Web Services (“AWS”), which provides the Company with cloud computing infrastructure. Under the new pricing addendum, the minimum commitment is $600.0 million of cloud services from AWS through September 2026. As of July 31, 2023, the Company had utilized $434.9 million of this commitment. The remaining commitment is excluded from the table above and the Company expects to meet its remaining commitment with AWS.
Letters of Credit
As of July 31, 2023, the Company had unused standby letters of credit for $0.7 million securing its facility in Tel Aviv, Israel, $0.4 million securing its facility in Sunnyvale, California, and $0.1 million securing its principal executive offices in Austin, Texas. As of January 31, 2023, the Company had unused standby letters of credit for $0.8 million securing its principal executive offices in Austin, Texas and $0.4 million securing its facility in Sunnyvale, California.
Litigation
In June 2022, the Company and Fair Isaac Corporation (“FICO”) resolved a trademark dispute that was pending before the Trademark Trial and Appellate Board (“TTAB”) at the U.S. Patent and Trademark Office. The TTAB dismissed all proceedings between the parties in July 2022.

In March 2022, Webroot, Inc. and Open Text, Inc. (collectively, “Webroot”) filed a lawsuit against the Company and CrowdStrike, Inc. in federal court in the Western District of Texas alleging that certain of the Company’s products infringe six patents held by them. In the complaint, Webroot sought unspecified damages, attorneys’ fees and a permanent injunction. In May 2022, CrowdStrike, Inc. asserted counterclaims alleging that certain of Webroot’s products infringe two of its patents. In the filing, CrowdStrike, Inc. sought unspecified damages, reasonable fees and costs, and a permanent injunction. In September 2022, Webroot amended its complaint to assert six additional patents. The Company intends to vigorously defend against Webroot’s allegations. As of July 31, 2023, the Company is unable to predict the outcome of or reasonably estimate a range of loss with respect to Webroot’s claims.

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
The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of July 31, 2023 or January 31, 2023.
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
Acquisition costs during the six months ended July 31, 2023 were not material and are recorded in research and development expenses on the Company’s condensed consolidated statements of operations.
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

10. Net Income (Loss) Per Share Attributable to Common Stockholders
Basic and diluted net income (loss) per share attributable to CrowdStrike’s common stockholders is computed in conformity with the two-class method required for participating securities. Basic net income (loss) per share attributable to CrowdStrike common stockholders is computed by dividing the net income (loss) attributable to CrowdStrike by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to CrowdStrike common stockholders is calculated by dividing net income by the combination of the weighted-average number of common shares outstanding and the weighted-average number of dilutive common share equivalents during the period. Diluted net loss per share is the same as basic net loss per share for the three and six months ended July 31, 2022 because the effects of potentially dilutive items were antidilutive given the Company’s net loss position.
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
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to CrowdStrike common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Class A and Class B CrowdStrike common stockholders	$8,472	$(49,285)	$8,963	$(80,808)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B of CrowdStrike common stockholders, basic	237,911	232,554	237,174	231,850
Dilutive effect of common stock equivalents	4,233	—	4,209	—
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B of CrowdStrike common stockholders, dilutive	242,144	232,554	241,383	231,850
Net income (loss) per share attributable to Class A and Class B CrowdStrike common stockholders, basic	$0.04	$(0.21)	$0.04	$(0.35)
Net income (loss) per share attributable to Class A and Class B CrowdStrike common stockholders, diluted	$0.03	$(0.21)	$0.04	$(0.35)
The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	July 31, 2023	July 31, 2022
Shares of common stock subject to repurchase from outstanding stock options	—	66
RSUs and PSUs subject to future vesting	3,960	8,569
Shares of common stock issuable from stock options	—	3,275
Share purchase rights under the Employee Stock Purchase Plan	100	1,062
Potential common shares excluded from diluted net income (loss) per share	4,060	12,972
The above table excludes founder holdbacks related to business combinations. A variable number of shares will be issued upon vesting to settle a fixed monetary amount of $5.3 million, contingent upon continued employment with the Company. The share price will be determined based on the Company’s average stock price or the volume weighted average stock price five days prior to each vesting date. During the three and six months ended July 31, 2023, 5,748 shares and 18,558 shares, respectively, were issued to settle founder holdbacks at a weighted average price of $154.64 per share and $136.78 per share, respectively.

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
The following table sets forth our ARR as of the dates presented (dollars in thousands):

	As of July 31,
	2023	2022
Annual recurring revenue	$2,930,132	$2,139,906
Year-over-year growth	37%	59%
ARR grew to $2.9 billion as of July 31, 2023, of which $196.2 million and $370.4 million was net new ARR added for the three and six months ended July 31, 2023, respectively. ARR grew to $2.1 billion as of July 31, 2022, of which $218.1 million and $408.6 million was net new ARR added for the three and six months ended July 31, 2022, respectively.

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
Our dollar-based net retention rate was effectively at our benchmark as of July 31, 2023. Our dollar-based net retention rate can fluctuate from period to period due to large customer contracts in a given period, which may reduce our dollar-based net retention rate in subsequent periods if the customer makes a larger upfront purchase and does not continue to increase purchases.
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
Results of Operations
The following tables set forth our condensed consolidated statements of operations for each period presented (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %	Six Months Ended July 31,		Change $	Change %
	2023	2022			2023	2022
Revenue
Subscription	$689,972	$506,199	$183,773	36%	$1,341,147	$966,021	$375,126	39%
Professional services	41,654	28,954	12,700	44%	83,059	56,966	26,093	46%
Total revenue	731,626	535,153	196,473	37%	1,424,206	1,022,987	401,219	39%
Cost of revenue
Subscription	153,306	120,087	33,219	28%	295,406	228,029	67,377	30%
Professional services	29,611	20,480	9,131	45%	56,741	39,370	17,371	44%
Total cost of revenue	182,917	140,567	42,350	30%	352,147	267,399	84,748	32%
Gross profit	548,709	394,586	154,123	39%	1,072,059	755,588	316,471	42%
Operating expenses
Sales and marketing	282,916	224,766	58,150	26%	564,023	418,298	145,725	35%
Research and development	179,362	137,864	41,498	30%	358,427	261,263	97,164	37%
General and administrative	101,804	80,263	21,541	27%	184,438	148,217	36,221	24%
Total operating expenses	564,082	442,893	121,189	27%	1,106,888	827,778	279,110	34%
Loss from operations	(15,373)	(48,307)	32,934	(68)%	(34,829)	(72,190)	37,361	(52)%
Interest expense	(6,444)	(6,335)	(109)	2%	(12,831)	(12,633)	(198)	2%
Interest income	36,638	7,727	28,911	374%	67,159	9,234	57,925	627%
Other income, net	(1,734)	3,380	(5,114)	(151)%	(1,504)	5,085	(6,589)	(130)%
Income (loss) before provision for income taxes	13,087	(43,535)	56,622	(130)%	17,995	(70,504)	88,499	(126)%
Provision for income taxes	4,611	4,778	(167)	(3)%	9,020	8,218	802	10%
Net income (loss)	8,476	(48,313)	56,789	(118)%	8,975	(78,722)	87,697	(111)%
Net income attributable to non-controlling interest	4	972	(968)	(100)%	12	2,086	(2,074)	(99)%
Net income (loss) attributable to CrowdStrike	$8,472	$(49,285)	$57,757	(117)%	$8,963	$(80,808)	$89,771	(111)%

The following table presents the components of our condensed consolidated statements of operations as a percentage of total revenue for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
	%		%
Revenue
Subscription	94%	95%	94%	94%
Professional services	6%	5%	6%	6%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	21%	22%	21%	22%
Professional services	4%	4%	4%	4%
Total cost of revenue	25%	26%	25%	26%
Gross profit	75%	74%	75%	74%
Operating expenses
Sales and marketing	39%	42%	40%	41%
Research and development	25%	26%	25%	26%
General and administrative	14%	15%	13%	14%
Total operating expenses	77%	83%	78%	81%
Loss from operations	(2)%	(9)%	(2)%	(7)%
Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income	5%	1%	5%	1%
Other income, net	—%	1%	—%	—%
Income (loss) before provision for income taxes	2%	(8)%	1%	(7)%
Provision for income taxes	1%	1%	1%	1%
Net income (loss)	1%	(9)%	1%	(8)%
Net income attributable to non-controlling interest	—%	—%	—%	—%
Net income (loss) attributable to CrowdStrike	1%	(9)%	1%	(8)%
Comparison of the Three Months Ended July 31, 2023 and 2022
Revenue
The following shows total revenue from subscriptions and professional services for the three months ended July 31, 2023 as compared to the three months ended July 31, 2022 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2023	2022
Subscription	$689,972	$506,199	$183,773	36%
Professional services	41,654	28,954	12,700	44%
Total revenue	$731,626	$535,153	$196,473	37%
Total revenue increased by $196.5 million, or 37%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. Subscription revenue accounted for 94% and 95% of our total revenue for the three months ended July 31, 2023 and July 31, 2022, respectively. Professional services revenue accounted for 6% and 5% of our total revenue for the three months ended July 31, 2023 and July 31, 2022, respectively.

Subscription revenue increased by $183.8 million, or 36%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022, primarily driven by a combination of the addition of new customers and the sale of additional sensors and modules to existing customers.

Professional services revenue increased by $12.7 million, or 44%, for the three months ended July 31, 2023, compared to the three months ended July 31, 2022, which was primarily attributable to an increase in the number of professional service hours performed.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the three months ended July 31, 2023 as compared to the three months ended July 31, 2022 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2023	2022
Subscription	$153,306	$120,087	$33,219	28%
Professional services	29,611	20,480	9,131	45%
Total cost of revenue	$182,917	$140,567	$42,350	30%
Total cost of revenue increased by $42.4 million, or 30%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. Subscription cost of revenue increased by $33.2 million, or 28%, for the three months ended July 31, 2023, compared to the three months ended July 31, 2022. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $11.2 million driven by a 35% increase in average headcount, an increase in cloud hosting and related services cost of $7.7 million driven by increased customer activity, an increase in depreciation of data center equipment of $3.8 million, an increase in amortization of internal-use software of $3.5 million, an increase in allocated overhead costs of $2.9 million, an increase in stock-based compensation expense of $2.9 million, and an increase in term-based software licenses of $1.2 million.
Professional services cost of revenue increased by $9.1 million, or 45%, for the three months ended July 31, 2023, compared to the three months ended July 31, 2022. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $4.7 million driven by an increase in average headcount of 30%, an increase in stock-based compensation expense of $2.2 million, an increase in consulting expense of $0.9 million, and an increase in allocated overhead costs of $0.8 million.
The following shows gross profit and gross margin for subscriptions and professional services for the three months ended July 31, 2023 as compared to the three months ended July 31, 2022 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2023	2022
Subscription gross profit	$536,666	$386,112	$150,554	39%
Professional services gross profit	12,043	8,474	3,569	42%
Total gross profit	$548,709	$394,586	$154,123	39%

	Three Months Ended July 31,		Change %
	2023	2022
Subscription gross margin	78%	76%	2%
Professional services gross margin	29%	29%	0%
Total gross margin	75%	74%	1%

Subscription gross margin increased by 2% for the three months ended July 31, 2023, compared to the three months ended July 31, 2022. The increase in subscription gross margin was primarily due to an increase in cloud hosting efficiency during the three months ended July 31, 2023, compared to the three months ended July 31, 2022.
Professional services gross margin was relatively flat for the three months ended July 31, 2023 compared to the three months ended July 31, 2022.

Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the three months ended July 31, 2023 as compared to the three months ended July 31, 2022 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2023	2022
Sales and marketing expenses	$282,916	$224,766	$58,150	26%

Sales and marketing expenses increased by $58.2 million, or 26%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $29.6 million driven by an increase in sales and marketing average headcount of 19%, an increase in stock-based compensation of $10.9 million, an increase in marketing programs of $6.9 million, an increase in allocated overhead costs of $4.2 million, an increase in employee benefits of $1.8 million, an increase in employee health insurance costs of $1.6 million, and an increase in travel expenses of $1.1 million, partially offset by a decrease in company events expenses of $1.2 million.
Research and Development
The following shows research and development expenses for the three months ended July 31, 2023 as compared to the three months ended July 31, 2022 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2023	2022
Research and development expenses	$179,362	$137,864	$41,498	30%
Research and development expenses increased by $41.5 million, or 30%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. This increase was primarily due to an increase in employee-related expenses of $26.8 million driven by an increase in research and development average headcount of 33%, an increase in cloud hosting and related costs of $7.0 million, an increase in stock-based compensation of $6.9 million, an increase in allocated overhead costs of $5.0 million, an increase in depreciation of data center equipment of $2.4 million, an increase in employee benefits of $1.5 million, and an increase in employee health insurance costs of $1.2 million, partially offset by an increase in software capitalization of $6.8 million, a decrease in company events expenses of $1.8 million, and a decrease in travel expenses of $1.0 million.
General and Administrative
The following shows general and administrative expenses for the three months ended July 31, 2023 as compared to the three months ended July 31, 2022 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2023	2022
General and administrative expenses	$101,804	$80,263	$21,541	27%
General and administrative expenses increased by $21.5 million, or 27%, for the three months ended July 31, 2023 compared to the three months ended July 31, 2022. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $10.3 million, an increase in legal expense of $5.1 million, an increase in employee-related expenses of $3.2 million driven by an increase in general and administrative average headcount of 25%, an increase in bad debt expense of $1.3 million, and an increase in allocated overhead costs of $0.9 million.

Interest Expense, Interest Income, and Other Income, Net
The following shows interest expense, interest income, and other income, net for the three months ended July 31, 2023 as compared to the three months ended July 31, 2022 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2023	2022
Interest expense	$(6,444)	$(6,335)	$(109)	2%
Interest income	$36,638	$7,727	$28,911	374%
Other income, net	$(1,734)	$3,380	$(5,114)	(151)%
Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense, and accretion of debt discount for our Senior Notes issued in January 2021.
The increase in interest income for the three months ended July 31, 2023 compared to the three months ended July 31, 2022 was driven by increases in market interest rates and an increase in our cash balance.
The decrease in other income, net for the three months ended July 31, 2023 compared to the three months ended July 31, 2022 was primarily due to a decrease in net positive mark-to-market adjustments of our strategic investments of $1.9 million, and an increase in net foreign currency transaction losses of $3.2 million.
Provision for Income Taxes
The following shows the provision for income taxes for the three months ended July 31, 2023 as compared to the three months ended July 31, 2022 (in thousands, except percentage):

	Three Months Ended July 31,		Change $	Change %
	2023	2022
Provision for income taxes	$4,611	$4,778	$(167)	(3)%
The provision for income taxes during the three months ended July 31, 2023 and the three months ended July 31, 2022 was primarily attributable to withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business.
Comparison of the Six Months Ended July 31, 2023 and 2022
Revenue
The following shows total revenue from subscriptions and professional services for the six months ended July 31, 2023 as compared to the six months ended July 31, 2022 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2023	2022
Subscription	$1,341,147	$966,021	$375,126	39%
Professional services	83,059	56,966	26,093	46%
Total revenue	$1,424,206	$1,022,987	$401,219	39%
Total revenue increased by $401.2 million, or 39%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. Subscription revenue accounted for 94% of our total revenue for each of the six months ended July 31, 2023 and July 31, 2022. Professional services revenue accounted for 6% of our total revenue for each of the six months ended July 31, 2023 and July 31, 2022.

Subscription revenue increased by $375.1 million, or 39%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022, primarily driven by a combination of the addition of new customers and the sale of additional sensors and modules to existing customers.

Professional services revenue increased by $26.1 million, or 46%, for the six months ended July 31, 2023, compared to the six months ended July 31, 2022, which was primarily attributable to an increase in the number of professional service hours performed.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the six months ended July 31, 2023 as compared to the six months ended July 31, 2022 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2023	2022
Subscription	$295,406	$228,029	$67,377	30%
Professional services	56,741	39,370	17,371	44%
Total cost of revenue	$352,147	$267,399	$84,748	32%
Total cost of revenue increased by $84.7 million, or 32%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. Subscription cost of revenue increased by $67.4 million, or 30%, for the six months ended July 31, 2023, compared to the six months ended July 31, 2022. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $22.9 million driven by a 37% increase in average headcount, an increase in cloud hosting and related services cost of $15.2 million driven by increased customer activity, an increase in depreciation of data center equipment of $8.1 million, an increase in amortization of internal-use software of $6.7 million, an increase in allocated overhead costs of $5.6 million, an increase in stock-based compensation expense of $5.2 million, and an increase in term-based software licenses of $2.9 million.
Professional services cost of revenue increased by $17.4 million, or 44%, for the six months ended July 31, 2023, compared to the six months ended July 31, 2022. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $10.0 million driven by an increase in average headcount of 34%, an increase in stock-based compensation expense of $3.9 million, an increase in allocated overhead costs of $1.6 million, an increase in consulting expense of $1.0 million, and an increase in employee health insurance costs of $0.6 million.
The following shows gross profit and gross margin for subscriptions and professional services for the six months ended July 31, 2023 as compared to the six months ended July 31, 2022 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2023	2022
Subscription gross profit	$1,045,741	$737,992	$307,749	42%
Professional services gross profit	26,318	17,596	8,722	50%
Total gross profit	$1,072,059	$755,588	$316,471	42%

	Six Months Ended July 31,		Change %
	2023	2022
Subscription gross margin	78%	76%	2%
Professional services gross margin	32%	31%	1%
Total gross margin	75%	74%	1%

Subscription gross margin increased by 2% for the six months ended July 31, 2023, compared to the six months ended July 31, 2022. The increase in subscription gross margin was primarily due to an increase in cloud hosting efficiency during the six months ended July 31, 2023, compared to the six months ended July 31, 2022.
Professional services gross margin increased by 1% for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The increase in professional services gross margin was primarily due to increased utilization and decreased subcontractor costs during the six months ended July 31, 2023.

Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the six months ended July 31, 2023 as compared to the six months ended July 31, 2022 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2023	2022
Sales and marketing expenses	$564,023	$418,298	$145,725	35%

Sales and marketing expenses increased by $145.7 million, or 35%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $69.4 million driven by an increase in sales and marketing average headcount of 27%, an increase in marketing programs of $22.8 million, an increase in stock-based compensation of $19.9 million, an increase in allocated overhead costs of $8.5 million, an increase in company events expenses of $5.0 million, an increase in employee benefits of $4.0 million, an increase in employee health insurance costs of $3.5 million, an increase in travel expenses of $3.1 million, and an increase in tax and licenses of $2.9 million.
Research and Development
The following shows research and development expenses for the six months ended July 31, 2023 as compared to the six months ended July 31, 2022 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2023	2022
Research and development expenses	$358,427	$261,263	$97,164	37%
Research and development expenses increased by $97.2 million, or 37%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. This increase was primarily due to an increase in employee-related expenses of $60.0 million driven by an increase in research and development average headcount of 39%, an increase in stock-based compensation of $17.3 million, an increase in cloud hosting and related costs of $13.5 million, an increase in allocated overhead costs of $10.0 million, an increase in depreciation of data center equipment of $3.5 million, an increase in employee benefits of $3.3 million, an increase in employee health insurance costs of $2.9 million, an increase in term-based software licenses of $1.6 million, and an increase in consulting expense of $1.1 million, partially offset by an increase in software capitalization of $12.3 million, a decrease in company events of $2.5 million, and a decrease in travel expenses of $1.4 million.
General and Administrative
The following shows general and administrative expenses for the six months ended July 31, 2023 as compared to the six months ended July 31, 2022 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2023	2022
General and administrative expenses	$184,438	$148,217	$36,221	24%

General and administrative expenses increased by $36.2 million, or 24%, for the six months ended July 31, 2023 compared to the six months ended July 31, 2022. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $15.3 million, an increase in legal expense of $8.0 million, an increase in employee-related expenses of $7.7 million driven by an increase in general and administrative average headcount of 29%, an increase in allocated overhead costs of $1.8 million, an increase in bad debt expense of $1.2 million, and an increase in other labor expense of $0.7 million.

Interest Expense, Interest Income, and Other Income, Net
The following shows interest expense, interest income, and other income, net for the six months ended July 31, 2023 as compared to the six months ended July 31, 2022 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2023	2022
Interest expense	$(12,831)	$(12,633)	$(198)	2%
Interest income	$67,159	$9,234	$57,925	627%
Other income, net	$(1,504)	$5,085	$(6,589)	(130)%
Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense, and accretion of debt discount for our Senior Notes issued in January 2021.
The increase in interest income for the six months ended July 31, 2023 compared to the six months ended July 31, 2022 was driven by increases in market interest rates and an increase in our cash balance.
The decrease in other income, net for the six months ended July 31, 2023 compared to the six months ended July 31, 2022 was primarily due to a decrease in net positive mark-to-market adjustments of our strategic investments of $4.1 million, and an increase in net foreign currency transaction losses of $2.5 million.
Provision for Income Taxes
The following shows the provision for income taxes for the six months ended July 31, 2023 as compared to the six months ended July 31, 2022 (in thousands, except percentage):

	Six Months Ended July 31,		Change $	Change %
	2023	2022
Provision for income taxes	$9,020	$8,218	$802	10%
The increase in provision for income taxes of $0.8 million during the six months ended July 31, 2023 compared to the six months ended July 31, 2022 was primarily attributable to withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business.
Liquidity and Capital Resources
Our primary sources of liquidity as of July 31, 2023, consisted of: (i) $3.2 billion in cash and cash equivalents, which mainly consists of cash on hand and highly liquid investments in money market funds, (ii) cash we expect to generate from operations, and (iii) available capacity under our $750.0 million senior secured revolving credit facility (the “A&R Credit Agreement”). We expect that the combination of our existing cash and cash equivalents, cash flows from operations, and the A&R Credit Agreement will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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
We have historically generated operating losses, as reflected in our accumulated deficit of $1.1 billion as of July 31, 2023. We expect to continue to make investments, particularly in sales and marketing and research and development. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.

We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2023, we had deferred revenue of $2.5 billion, of which $1.9 billion was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, or foreign currency forward contracts.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended July 31,
	2023	2022
Net cash provided by operating activities	$545,673	$424,863
Net cash provided by (used in) investing activities	107,791	(140,099)
Net cash provided by financing activities	57,645	43,327
Net change in cash, cash equivalents and restricted cash	712,192	323,761
Operating Activities

Net cash provided by operating activities during the six months ended July 31, 2023 was $545.7 million, which resulted from net income of $9.0 million, adjusted for non-cash charges of $480.5 million and net cash inflow of $56.2 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $295.6 million in stock-based compensation expense, $112.9 million of amortization of deferred contract acquisition costs, $56.2 million of depreciation and amortization, $8.3 million of amortization of intangibles assets, $6.3 million of non-cash operating lease costs, and $1.5 million of non-cash interest expense. The net cash inflow from changes in operating assets and liabilities was primarily due to a $152.5 million increase in deferred revenue, an $86.7 million decrease in accounts receivable, net, and a $4.9 million increase in accrued expenses and other liabilities, partially offset by a $122.0 million increase in deferred contract acquisition costs, a $30.2 million decrease in accrued payroll and benefits, a $26.3 million increase in prepaid expenses and other assets, a $6.5 million decrease in operating lease liabilities, and a $3.0 million decrease in accounts payable.
Investing Activities
Net cash provided by investing activities of $107.8 million during the six months ended July 31, 2023 was primarily due to proceeds from maturities and sales of short-term investments of $250.0 million, partially offset by purchases of property and equipment of $102.7 million, capitalized internal-use software and website development costs of $26.0 million, and purchases of strategic investments of $12.2 million.
Financing Activities
Net cash provided by financing activities of $57.6 million during the six months ended July 31, 2023 was primarily due to proceeds from our employee stock purchase plan of $45.4 million, capital contributions from non-controlling interests of $8.1 million, and proceeds from the exercise of stock options of $4.1 million.
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

Statement of Operations	Six Months Ended July 31, 2023
(in thousands)
Revenue	$1,424,206
Cost of revenue	373,008
Operating expenses	1,122,078
Loss from operations	(70,880)
Net loss	(22,731)
Net loss attributable to CrowdStrike	(22,731)

Balance Sheet	July 31, 2023	January 31, 2023
	(in thousands)
Current assets (excluding intercompany receivables from non-Guarantors)	$3,921,348	$3,541,670
Intercompany receivables from non-Guarantors	9,518	5,817
Noncurrent assets	1,461,431	1,443,684
Current liabilities	2,163,942	2,027,443
Noncurrent liabilities (excluding intercompany payable to non-Guarantors)	1,401,234	1,417,627
Intercompany payable to non-Guarantors	247,042	289,242
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

Contractual Obligations and Commitments
Contractual Obligations
During the six months ended July 31, 2023, there were no significant changes to our debt obligations related to the Senior Notes or our contractual obligations under our non-cancelable real estate arrangements, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
We have non-cancelable data center commitments totaling $236.4 million as of July 31, 2023, of which $225.3 million has a remaining term in excess of 12 months. We also have non-cancelable purchase commitments with various parties to purchase products and services entered in the normal course of business totaling $133.1 million as of July 31, 2023, of which $126.2 million has a remaining term in excess of 12 months. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
The contractual commitment amounts above are associated with agreements that are enforceable and legally binding. Obligations under contracts, including purchase orders, that we can cancel without a significant penalty are excluded.
Other Obligations
In October 2021, we entered into a new private pricing addendum with Amazon Web Services (“AWS”), which provides us with cloud computing infrastructure. Under the new pricing addendum, we committed to purchase a minimum of $600.0 million of cloud services from AWS through September 2026. As of July 31, 2023, we have utilized $434.9 million of this commitment. We expect to meet our remaining commitment with AWS.
As of July 31, 2023, our unrecognized tax benefits included $4.8 million which were classified as long-term liabilities due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits.
Indemnification
Our subscription agreements contain standard indemnification obligations. Pursuant to these agreements, we will indemnify, defend, and hold the other party harmless with respect to a claim, suit, or proceeding brought against the other party by a third party alleging that our intellectual property infringes upon the intellectual property of the third party, or results from a breach of our representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual after the execution of the agreement. Typically, these indemnification provisions do not provide for a maximum potential amount of future payments we could be required to make. However, in the past we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheets as of July 31, 2023 or January 31, 2023.
We also agreed to indemnify our directors and certain executive officers for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited. However, our director and officer liability insurance policy mitigates our exposure. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheets as of July 31, 2023 or January 31, 2023.

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
There have been no significant changes in our critical accounting policies and estimates during the six months ended July 31, 2023, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2023, filed with the SEC on March 9, 2023.
Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice our customers at contract signing prior to commencement of subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. As of July 31, 2023, we had backlog of approximately $1.0 billion. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
Seasonality
Given the annual budget approval process of many of our customers, we see seasonal patterns in our business. Net new ARR generation is typically greater in the second half of the year, particularly in the fourth quarter, as compared to the first half of the year. In addition, we also experience seasonality in our operating margin, typically with a lower margin in the first half of our fiscal year due to a step up in costs for payroll taxes and annual sales and marketing events. This also impacts the timing of operating cash flow.
Employees
As of July 31, 2023, we had 7,586 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risks during the three and six months ended July 31, 2023 compared to our disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2023. Based on such evaluation of our disclosure controls and procedures as of July 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from 3,394 employees as of January 31, 2021, to 7,586 employees as of July 31, 2023. Although we have experienced rapid growth historically, we may not sustain our current growth rates and our investments to support our growth may not be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
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
We have a history of losses, and while we have achieved profitability in quarterly periods, we may not be able to achieve or sustain profitability in the future.
We have incurred net losses each year since our inception, and we may not achieve or maintain profitability in the future. We experienced net losses of $183.2 million, $234.8 million, and $92.6 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively. As of July 31, 2023, we had an accumulated deficit of $1.1 billion. While we have experienced significant growth in revenue in recent periods, and have achieved profitability during quarterly periods, we cannot assure you when or whether we will reach sustained profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our total revenue or improvements in our results of operations. We also have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.

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
Success in delivering enhancements and new solutions depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or new solution, the risk that such enhancement or new solution may have quality or other defects or deficiencies, especially in the early stages of introduction, as well as our ability to seamlessly integrate all of our product and service offerings and develop adequate sales capabilities in new markets. For example, Artificial Intelligence (“AI”) is a core component of our business and we are continuing to incorporate novel uses of AI, including generative AI, into our services. We may encounter new and difficult-to-anticipate risks, challenges, and unintended consequences as a result of our use of AI. For example, there has been increased public scrutiny on potential risks relating to AI, including ethical, legal or operational risks, which could result in reputational harm, legal liability or reduce or delay adoption of our products and services. Failure to effectively deliver, integrate, and manage perceptions with respect to enhancements and new solutions may erode our competitive position, significantly impair our revenue growth, and negatively impact our operating results.
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
Many of our competitors have greater financial, technical, marketing, sales, and other resources, greater name recognition, longer operating histories, and a larger base of customers than we do. They may be able to devote greater resources to the development, promotion, and sale of services than we can, and they may offer lower pricing than we do. Further, they may have greater resources for research and development of new technologies, the provision of customer support, and the pursuit of acquisitions. Our larger competitors have substantially broader and more diverse product and services offerings as well as routes to market, which allows them to leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our platform, including our cloud modules. Conditions in our market could change rapidly and significantly as a result of technological advancements, including with respect to AI. Our competitors may more successfully incorporate AI into their products, gain or leverage superior access to certain AI technologies, and achieve higher market acceptance of their AI solutions. Conditions in our market could also change rapidly and significantly due to partnering or acquisitions by our competitors or continuing market consolidation. Some of our competitors have recently made acquisitions of businesses or have established cooperative relationships that may allow them to offer more directly competitive and comprehensive solutions than were previously offered and adapt more quickly to new technologies and customer needs. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses and loss of market share. Further, competitors that specialize in providing protection from a single type of security threat may be able to deliver these targeted security products to the market quicker than we can or convince organizations that these limited products meet their needs. Even if there is significant demand for cloud-based security solutions like ours, if our competitors include functionality that is, or is perceived to be, equivalent to or better than ours in legacy products that are already generally accepted as necessary components of an organization’s IT security architecture, we may have difficulty increasing the market penetration of our platform. Furthermore, even if the functionality offered by other security and IT operations providers is more limited than the functionality of our platform, organizations may elect to accept such limited functionality in lieu of adding products from additional vendors like us. If we are unable to compete successfully, or if competing successfully requires us to take aggressive pricing or other actions, our business, financial condition, and results of operations would be adversely affected.
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
We derived approximately 28%, 28%, 30% and 31% of our total revenue from our international customers for fiscal 2021, fiscal 2022, fiscal 2023 and the six months ended July 31, 2023, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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

In addition, public health crises may disrupt the operations of our customers and partners for an indefinite period of time. For example, the COVID-19 pandemic adversely affected economies and financial markets globally. Uncertainty caused by public health crises could lead to prolonged economic downturns, which could result in a larger customer churn than we can anticipate and reduce or delay demand for our products and services, in which case our revenues could be significantly impacted. The lasting impact of the public health crises, including the COVID-19 pandemic, may also exacerbate other risks discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q.
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

Legal developments in the European Economic Area (“EEA”), including recent rulings from the Court of Justice of the European Union (“CJEU”) and from various EU member state data protection authorities, have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA, including in the context of website cookies. Similar complexities and uncertainties also apply to transfers from the U.K. to third countries. While we have taken steps to mitigate the impact on us, such as implementing the European Commission’s standard contractual clauses (“SCCs”), the efficacy and longevity of these mechanisms remains uncertain. Moreover, in 2021, the European Commission adopted new SCCs, which impose on companies additional obligations relating to personal data transfers out of the EEA, including the obligation to update internal privacy practices, conduct transfer impact assessments and, as required, implement additional security measures. The new SCCs may increase the legal risks and liabilities under EU laws associated with cross-border data transfers, and result in material increased compliance and operational costs. In March 2022, the U.S. and EU announced a new regulatory regime, the EU-U.S. Data Privacy Framework, and on July 10, 2023, the European Commission adopted an adequacy decision concluding that the U.S. ensures an adequate level of protection for personal data transferred from the EU to the U.S. under the EU-U.S. Data Privacy Framework; however, such new adequacy decision is likely to face challenge at the CJEU. Moreover, although the U.K. currently has an adequacy decision from the European Commission, such that SCCs are not required for the transfer of personal data from the EEA to the U.K., that decision will sunset in June 2025 unless extended and it may be revoked in the future by the European Commission if the U.K. data protection regime is reformed in ways that deviate substantially from the GDPR. Adding further complexity for international data flows, in March 2022, the U.K. adopted its own International Data Transfer Agreement (“IDTA”) for transfers of personal data out of the U.K. to so-called third countries, as well as an international data transfer addendum (U.K. Addendum) that can be used with the SCCs for the same purpose. The EU has also proposed legislation that would regulate non-personal data and establish new cybersecurity standards, and other countries, including the U.K., may similarly do so in the future. If we are otherwise unable to transfer data, including personal data, between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. While we have implemented new controls and procedures designed to comply with the requirements of the GDPR, U.K. GDPR and the data privacy and security laws of other jurisdictions in which we operate, such procedures and controls may not be effective in ensuring compliance or preventing unauthorized transfers of personal data.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing data protection, data privacy and data security laws and regulations, employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Increased scrutiny of technologies like AI may also become subject to regulation under new laws or new applications of existing laws, such as the AI Act being considered in the EU. Noncompliance by us, our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties with applicable regulations or requirements could subject us to:
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

We are also subject to the FCPA, the Bribery Act, and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries, and other third parties from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. We leverage third parties, including intermediaries, agents, and channel partners, to conduct our business in the U.S. and abroad, to sell subscriptions to our Falcon platform and to collect information about cyber threats. We and these third-parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, agents, intermediaries, and other third parties, even if we do not authorize such activities. While we have policies and procedures to address compliance with the FCPA, the Bribery Act and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws and regulations, we cannot assure you that they will be effective, or that all of our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties will not take or have not taken actions, in violation of our policies and applicable law, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase. Noncompliance with these laws and regulations, whether by us or third parties we conduct business with, could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from U.S. and non-U.S. government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Any investigations, actions or sanctions could harm our reputation, business, results of operations and financial condition.
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
Sales of a substantial number of shares of our Class A common stock in the public market, including shares of Class A stock that have been converted from shares of Class B common stock, and particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock. As of August 15, 2023, we had 226,056,362 shares of Class A common stock outstanding and 12,731,839 shares of Class B common stock outstanding.
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
As of July 31, 2023, our executive officers, directors, one of our current stockholders and its respective affiliates held, in aggregate, 37% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale or other liquidity event and might ultimately affect the market price of our common stock.
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
As of July 31, 2023, we had $750.0 million principal amount of indebtedness outstanding (excluding intercompany indebtedness), and there is additional availability under our revolving facility of up to $750.0 million (excluding issued but undrawn letters of credit). Our indebtedness could have important consequences, including:
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

In addition, the Organization for Economic Cooperation and Development (“OECD”) has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. On October 8, 2021, the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation has since been extended to 2024 and, with respect to certain components of the plan, to 2025. Under pillar one, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market jurisdictions where such allocated profits would be taxed. Under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a jurisdictional basis. While substantial work remains to be completed by the OECD and national governments on the implementation of these proposals, future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. On February 1, 2023, the U.S. Financial Accounting Standards Board indicated that they believe the minimum tax imposed under pillar two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. In addition, the OECD’s proposed solution envisages new international tax rules and the removal of all Digital Services Taxes (“DST”). Notwithstanding this, some countries, in the European Union and beyond, continue to operate existing DST regimes to capture tax revenue on digital services more immediately. Such laws may increase our tax obligations in those countries or change the manner in which we operate our business.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended July 31, 2023, certain of our officers or directors listed below adopted or terminated trading arrangements for the sale of shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Plans
Name and Title	Action	Date	Rule 10b5-1(1)	Non- Rule 10b5-1(2)	Number of Shares to be Sold	Expiration
Sameer Gandhi, Director	Adoption	June 29, 2023	X		Up to 60,000	Earlier of when all shares under plan are sold and September 30, 2024
Godfrey Sullivan, Director	Adoption	July 6, 2023	X		Up to 250,000	Earlier of when all shares under plan are sold and December 31, 2024
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38933	3.1	June 14, 2019
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-38933	3.2	March 03, 2023
10.1	Outside Director Compensation Policy, as amended on June 21, 2023					X
22.1	List of Subsidiary Guarantors	S-3ASR	333-252007	22.1	January 11, 2021
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of August 30, 2023.

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere Chief Financial Officer (Principal Financial Officer)

By:	/s/ Anurag Saha
Anurag Saha Chief Accounting Officer (Principal Accounting Officer)