Form 10-Q
period 2023-10-31
CrowdStrike Holdings, Inc.
filed 2023-11-29
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑
As of November 15, 2023, the number of shares of the registrant’s Class A common stock outstanding was 227,629,218, and the number of shares of the registrant’s Class B common stock outstanding was 12,515,590.

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
•anticipated developments relating to our valuation allowances for our deferred tax assets;
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CrowdStrike Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	October 31,	January 31,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$2,968,872	$2,455,369
Short-term investments	197,522	250,000
Accounts receivable, net of allowance for credit losses of $1.3 million and $2.6 million as of October 31, 2023 and January 31, 2023, respectively	561,872	626,181
Deferred contract acquisition costs, current	209,216	186,855
Prepaid expenses and other current assets	141,651	121,862
Total current assets	4,079,133	3,640,267
Strategic investments	59,541	47,270
Property and equipment, net	581,037	492,335
Operating lease right-of-use assets	50,941	39,936
Deferred contract acquisition costs, noncurrent	273,859	260,233
Goodwill	637,678	430,645
Intangible assets, net	109,423	86,889
Other long-term assets	39,444	28,965
Total assets	$5,831,056	$5,026,540
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$56,968	$45,372
Accrued expenses	146,050	137,884
Accrued payroll and benefits	169,768	168,767
Operating lease liabilities, current	14,430	13,046
Deferred revenue	1,942,750	1,727,484
Other current liabilities	20,451	16,519
Total current liabilities	2,350,417	2,109,072
Long-term debt	742,122	741,005
Deferred revenue, noncurrent	600,366	627,629
Operating lease liabilities, noncurrent	38,371	29,567
Other liabilities, noncurrent	38,933	31,833
Total liabilities	3,770,209	3,539,106
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of October 31, 2023 and January 31, 2023; no shares issued and outstanding as of October 31, 2023 and January 31, 2023.	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of October 31, 2023 and January 31, 2023; 227,593 shares and 222,759 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively; Class B common stock, $0.0005 par value; 300,000 shares authorized as of October 31, 2023 and January 31, 2023; 12,529 shares and 13,018 shares issued and outstanding as of October 31, 2023 and January 31, 2023, respectively.	120	118
Additional paid-in capital	3,146,645	2,612,705
Accumulated deficit	(1,112,535)	(1,148,163)
Accumulated other comprehensive loss	(5,280)	(1,019)
Total CrowdStrike Holdings, Inc. stockholders’ equity	2,028,950	1,463,641
Non-controlling interest	31,897	23,793
Total stockholders’ equity	2,060,847	1,487,434
Total liabilities and stockholders’ equity	$5,831,056	$5,026,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue
Subscription	$733,463	$547,376	$2,074,610	$1,513,397
Professional services	52,551	33,506	135,610	90,472
Total revenue	786,014	580,882	2,210,220	1,603,869

Cost of revenue
Subscription	159,830	134,229	455,236	362,258
Professional services	35,174	23,999	91,915	63,369
Total cost of revenue	195,004	158,228	547,151	425,627

Gross profit	591,010	422,654	1,663,069	1,178,242

Operating expenses
Sales and marketing	286,186	239,672	850,209	657,970
Research and development	196,072	155,256	554,499	416,519
General and administrative	105,589	84,148	290,027	232,365
Total operating expenses	587,847	479,076	1,694,735	1,306,854

Income (loss) from operations	3,163	(56,422)	(31,666)	(128,612)
Interest expense	(6,503)	(6,334)	(19,334)	(18,967)
Interest income	40,086	16,245	107,245	25,479
Other income (expense)	(474)	750	(1,978)	5,835

Income (loss) before provision for income taxes	36,272	(45,761)	54,267	(116,265)

Provision for income taxes	9,603	8,870	18,623	17,088

Net income (loss)	26,669	(54,631)	35,644	(133,353)
Net income attributable to non-controlling interest	4	325	16	2,411
Net income (loss) attributable to CrowdStrike	$26,665	$(54,956)	$35,628	$(135,764)

Net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	$0.11	$(0.24)	$0.15	$(0.58)
Diluted	$0.11	$(0.24)	$0.15	$(0.58)

Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	239,297	233,785	237,890	232,502
Diluted	243,799	233,785	242,196	232,502
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net income (loss)	$26,669	$(54,631)	$35,644	$(133,353)
Other comprehensive loss:
Foreign currency translation adjustments	(6,193)	(3,509)	(4,261)	(7,944)
Other comprehensive loss	(6,193)	(3,509)	(4,261)	(7,944)
Less: Comprehensive income attributable to non-controlling interest	4	325	16	2,411
Total comprehensive income (loss) attributable to CrowdStrike	$20,472	$(58,465)	$31,367	$(143,708)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended October 31, 2023 and 2022
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at July 31, 2023	238,775	$119	$2,976,375	$(1,139,200)	$913	$31,893	$1,870,100
Issuance of common stock upon exercise of options	261	1	2,050	—	—	—	2,051
Issuance of common stock under RSU and PSU release	955	—	—	—	—	—	—
Issuance of common stock for restricted stock awards	125	—	—	—	—	—	—
Issuance of common stock for founders holdbacks related to acquisitions	5	—	888	—	—	—	888
Issuance of common stock for board of directors	1	—	88	—	—	—	88
Stock-based compensation expense	—	—	158,649	—	—	—	158,649
Capitalized stock-based compensation	—	—	7,943	—	—	—	7,943
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	652	—	—	—	652
Net income	—	—	—	26,665	—	4	26,669
Other comprehensive loss	—	—	—	—	(6,193)	—	(6,193)
Balances at October 31, 2023	240,122	$120	$3,146,645	$(1,112,535)	$(5,280)	$31,897	$2,060,847

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at July 31, 2022	233,368	$116	$2,276,704	$(1,045,726)	$(5,675)	$17,928	$1,243,347
Issuance of common stock upon exercise of options	146	1	1,477	—	—	—	1,478
Issuance of common stock under RSU and PSU release	834	—	—	—	—	—	—
Issuance of common stock for restricted stock awards	6	—	—	—	—	—	—
Vesting of early exercised options	—	—	734	—	—	—	734
Issuance of common stock for founders holdbacks related to acquisitions	7	—	1,201	—	—	—	1,201
Stock-based compensation expense	—	—	138,453	—	—	—	138,453
Capitalized stock-based compensation	—	—	5,419	—	—	—	5,419
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	50	—	—	—	50
Net income (loss)	—	—	—	(54,956)	—	325	(54,631)
Non-controlling interest	—	—	—	—	—	5,090	5,090
Other comprehensive loss	—	—	—	—	(3,509)	—	(3,509)
Balances at October 31, 2022	234,361	$117	$2,424,038	$(1,100,682)	$(9,184)	$23,343	$1,337,632
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Nine Months Ended October 31, 2023 and 2022
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2023	235,777	$118	$2,612,705	$(1,148,163)	$(1,019)	$23,793	$1,487,434
Issuance of common stock upon exercise of options	846	1	6,175	—	—	—	6,176
Issuance of common stock under RSU and PSU release	2,899	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	450	1	45,431	—	—	—	45,432
Issuance of common stock for restricted stock awards	125	—	—	—	—	—	—
Issuance of common stock for founders holdbacks related to acquisitions	23	—	3,426	—	—	—	3,426
Issuance of common stock for board of directors	2	—	255	—	—	—	255
Stock-based compensation expense	—	—	451,590	—	—	—	451,590
Capitalized stock-based compensation	—	—	26,411	—	—	—	26,411
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	652	—	—	—	652
Net income	—	—	—	35,628	—	16	35,644
Non-controlling interest	—	—	—	—	—	8,088	8,088
Other comprehensive loss	—	—	—	—	(4,261)	—	(4,261)
Balances at October 31, 2023	240,122	$120	$3,146,645	$(1,112,535)	$(5,280)	$31,897	$2,060,847

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2022	230,706	$115	$1,991,807	$(964,918)	$(1,240)	$11,879	$1,037,643
Issuance of common stock upon exercise of options	779	2	6,394	—	—	—	6,396
Issuance of common stock under RSU and PSU release	2,572	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	263	—	34,445	—	—	—	34,445
Issuance of common stock for restricted stock awards	6	—	—	—	—	—	—
Vesting of early exercised options	—	—	2,204	—	—	—	2,204
Issuance of common stock for founders holdbacks related to acquisitions	35	—	6,328	—	—	—	6,328
Stock-based compensation expense	—	—	369,012	—	—	—	369,012
Capitalized stock-based compensation	—	—	13,798	—	—	—	13,798
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	50	—	—	—	50
Net income (loss)	—	—	—	(135,764)	—	2,411	(133,353)
Non-controlling interest	—	—	—	—	—	9,053	9,053
Other comprehensive loss	—	—	—	—	(7,944)	—	(7,944)
Balances at October 31, 2022	234,361	$117	$2,424,038	$(1,100,682)	$(9,184)	$23,343	$1,337,632
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended October 31,
	2023	2022
Operating activities
Net income (loss)	$35,644	$(133,353)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	89,972	53,622
Amortization of intangible assets	12,913	12,338
Amortization of deferred contract acquisition costs	173,158	121,550
Non-cash operating lease cost	9,725	6,818
Stock-based compensation expense	455,247	374,157
Deferred income taxes	(2,355)	2,286
Non-cash interest expense	2,337	2,077
Change in fair value of strategic investments	—	(4,757)
Accretion of short-term investments purchased at a discount	(1,934)	—
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable, net	65,858	(117,240)
Deferred contract acquisition costs	(206,678)	(183,265)
Prepaid expenses and other assets	(21,972)	(14,121)
Accounts payable	2,361	25,007
Accrued expenses and other liabilities	33,597	21,820
Accrued payroll and benefits	1,810	21,635
Operating lease liabilities	(16,147)	(7,037)
Deferred revenue	185,655	486,177
Net cash provided by operating activities	819,191	667,714
Investing activities
Purchases of property and equipment	(123,945)	(179,609)
Capitalized internal-use software and website development costs	(38,605)	(20,739)
Purchases of strategic investments	(12,177)	(18,006)
Business acquisitions, net of cash acquired	(238,749)	(18,464)
Purchases of intangible assets	(526)	(700)
Purchases of short-term investments	(195,581)	—
Proceeds from maturities and sales of short-term investments	250,000	—
Purchases of deferred compensation investments	(1,462)	—
Net cash used in investing activities	(361,045)	(237,518)
Financing activities
Repayment of loan payable	—	(1,591)
Proceeds from issuance of common stock upon exercise of stock options	6,178	6,396
Proceeds from issuance of common stock under the employee stock purchase plan	45,432	34,445
Capital contributions from non-controlling interest holders	8,088	9,053
Net cash provided by financing activities	59,698	48,303
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(3,411)	(7,074)
Net increase in cash, cash equivalents and restricted cash	514,433	471,425
Cash, cash equivalents and restricted cash at beginning of period	2,456,924	1,996,633
Cash, cash equivalents and restricted cash at end of period	$2,971,357	$2,468,058
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$2,968,872	$2,466,551
Restricted cash included in prepaid expenses and other assets	2,485	1,507
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$2,971,357	$2,468,058
Supplemental disclosure of cash flow information:
Interest paid	$22,500	$22,547
Income taxes paid, net of refunds received	17,911	6,769
Supplemental disclosure of non-cash investing and financing activities:
Net increase (decrease) in property and equipment included in accounts payable and accrued expenses	(5,866)	13,271
Vesting of early exercised stock options	—	2,204
Equity consideration for acquisitions	652	50
Operating lease liabilities arising from obtaining operating right-of-use assets	21,883	1,702
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business and Significant Accounting Policies
Business
CrowdStrike Holdings, Inc. (the “Company”) was formed on November 7, 2011. The Company is a global cybersecurity leader that provides cloud-delivered protection of endpoints, cloud workloads, identity, and data via a software as a service (“SaaS”) subscription-based model that spans multiple large security markets, including corporate endpoint security, security and IT operations, managed security services, observability, cloud security, identity protection, threat intelligence, data protection and cybersecurity generative AI. The Company conducts its business in the United States, as well as locations internationally, including in Australia, Germany, India, Israel, Romania, and the United Kingdom.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2023, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended October 31, 2023 are not necessarily indicative of the results to be expected for the year ending January 31, 2024 or for any other interim period or for any other future year.
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
There were no channel partners or direct customers who represented 10% or more of the Company’s accounts receivable as of October 31, 2023 or January 31, 2023.
There were no channel partners or direct customers who represented 10% or more of the Company’s total revenue for each of the three and nine months ended October 31, 2023 or 2022.
Significant Accounting Policies
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2023. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and nine months ended October 31, 2023.
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

The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	October 31, 2023				January 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (2)
Money market funds	$2,060,186	$—	$—	$2,060,186	$64,752	$—	$—	$64,752
U.S. Treasury securities	—	595,361	—	595,361	—	—	—	—
Short-term investments(1)
U.S. Treasury securities	—	197,522	—	197,522	—	—	—	—
Other assets
Deferred compensation investments	1,465	—	—	1,465	64	—	—	64
Total assets	$2,061,651	$792,883	$—	$2,854,534	$64,816	$—	$—	$64,816
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
The following summarizes the changes in the net carrying value of strategic investments, which are Level 3, within the fair value hierarchy for the three and nine months ended October 31, 2023 and October 31, 2022 (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Carrying amount, beginning of period	$59,541	$35,585	$47,270	$23,632
Adjustments related to non-marketable securities:
Purchases	—	10,180	12,271	18,005
Unrealized net gains due to changes in fair value	—	630	—	4,758
Carrying amount, end of period	$59,541	$46,395	$59,541	$46,395
Cumulative unrealized gains and losses for equity securities held as of October 31, 2023 are $9.6 million and $2.9 million, respectively.

3. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2023	January 31, 2023
Data center and other computer equipment	$484,197	$297,585
Capitalized internal-use software and website development costs	170,268	113,276
Leasehold improvements	27,863	24,944
Purchased software	9,841	6,384
Furniture and equipment	8,022	7,412
Construction in progress	183,760	259,013
	883,951	708,614
Less: Accumulated depreciation and amortization	(302,914)	(216,279)
Property and equipment, net	$581,037	$492,335
Construction in progress primarily includes data center equipment purchased that has not yet been placed in service. Data center equipment that was purchased but not yet been placed into service was $160.1 million as of October 31, 2023.
Depreciation and amortization expense of property and equipment was $33.8 million and $19.5 million during the three months ended October 31, 2023 and October 31, 2022, respectively, and $90.0 million and $53.6 million during the nine months ended October 31, 2023 and October 31, 2022, respectively.
There was no impairment of property and equipment during the three and nine months ended October 31, 2023 and October 31, 2022. The Company capitalized $19.8 million and $12.9 million in internal-use software and website development costs during the three months ended October 31, 2023 and October 31, 2022, respectively, and $60.0 million and $34.5 million during the nine months ended October 31, 2023 and October 31, 2022, respectively. Amortization expense associated with internal-use software and website development costs totaled $9.5 million and $5.6 million during the three months ended October 31, 2023 and October 31, 2022, respectively, and $25.4 million and $14.8 million during the nine months ended October 31, 2023 and October 31, 2022, respectively. The net book value of capitalized internal-use software and website development costs was $101.0 million and $66.3 million as of October 31, 2023 and January 31, 2023, respectively.
Intangible Assets, Net
Total intangible assets, net consisted of the following (dollars in thousands):

	October 31, 2023			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$131,336	$37,027	$94,309	63
Customer relationships	17,018	5,213	11,805	70
Other acquired intangible assets	5,240	1,931	3,309	137
Total	$153,594	$44,171	$109,423

	January 31, 2023			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$101,452	$25,866	$75,586	68
Customer relationships	12,032	3,831	8,201	61
Other acquired intangible assets	4,717	1,615	3,102	147
Total	$118,201	$31,312	$86,889

Amortization expense of intangible assets was $4.6 million and $4.1 million during the three months ended October 31, 2023 and October 31, 2022, respectively, and $12.9 million and $12.3 million during the nine months ended October 31, 2023 and October 31, 2022, respectively.
The estimated aggregate future amortization expense of intangible assets as of October 31, 2023 is as follows (in thousands):

Total
Fiscal 2024 (remaining three months)	$5,527
Fiscal 2025	22,101
Fiscal 2026	21,001
Fiscal 2027	18,827
Fiscal 2028	18,313
Thereafter	23,654
Total amortization expense	$109,423
Developed technology, customer relationships, and other acquired intangible assets are amortized over their estimated useful lives, generally on a straight-line basis, for periods ranging from 2 to 20 years.
Goodwill
The change in goodwill during the nine months ended October 31, 2023 consisted of the following (in thousands):

Amounts
Goodwill as of January 31, 2023	$430,645
Goodwill acquired(1)	207,162
Foreign currency translation	(129)
Goodwill as of October 31, 2023	$637,678
(1)    Goodwill acquired resulted from the acquisition of Bionic Technology. Refer to Note 9 for additional information.
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	October 31, 2023	January 31, 2023
Web hosting services	$73,053	$65,589
Other accrued expenses	17,297	9,487
Accrued professional services	16,926	13,281
Accrued marketing	14,715	11,435
Accrued partner commissions	8,142	5,800
Accrued purchases of property and equipment	5,791	20,157
Accrued health benefit	5,376	1,760
Accrued interest expense	4,750	10,375
Accrued expenses	$146,050	$137,884

Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following (in thousands):

	October 31, 2023	January 31, 2023
Accrued commissions	$66,754	$77,287
Accrued payroll and related expenses	46,875	39,907
Accrued bonuses	28,832	34,098
Employee Stock Purchase Plan	27,307	17,475
Accrued payroll and benefits	$169,768	$168,767
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
On January 6, 2022, the Company modified the A&R Credit Agreement (the “Amended A&R Credit Agreement”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto. There were no changes to the borrowing amounts or maturity date. Under the Amended A&R Credit Agreement, revolving loans are Alternate Base Rate (“ABR”) Loans. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect on such day plus 0.50%, and (c) the Term Secured Overnight Finance Rate (the “Term SOFR”) for a one-month tenor in effect on such day plus 1.00%, in each case plus a margin between (0.25)% and 0.25%, depending on the senior secured leverage ratio. The Company will be charged a commitment fee of 0.15% to 0.25% per year for committed but unused amounts, depending on the senior secured leverage ratio. The financial covenants require the Company to maintain a minimum consolidated interest coverage ratio of 3.00:1.00, and a maximum total leverage ratio of 5.50:1.00 stepping down to 3.50:1.00 over time. The Company was in compliance with all of its financial covenants as of October 31, 2023.
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
No amounts were outstanding under the Amended A&R Credit Agreement as of October 31, 2023 or January 31, 2023.

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
The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs, and accretion of debt discount was $6.0 million during the three months ended October 31, 2023 and 2022 and $18.0 million during the nine months ended October 31, 2023 and 2022.
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
As of October 31, 2023, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.
Based on the trading prices of the Senior Notes, the fair value of the Senior Notes was approximately $625.2 million and $645.4 million as of October 31, 2023 and January 31, 2023, respectively. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.
5. Income Taxes
The Company recognized income tax expense of $9.6 million and $8.9 million for the three months ended October 31, 2023 and October 31, 2022, respectively, and $18.6 million and $17.1 million for the nine months ended October 31, 2023 and October 31, 2022, respectively. The tax expense for the three and nine months ended October 31, 2023 was primarily attributable to the Company's pre-tax income and withholding taxes. The tax expense for the three and nine months ended October 31, 2022 was primarily attributable to the Company's pre-tax income, withholding taxes and impact from the intercompany sale of intellectual property. The Company’s effective tax rates of 26.5% and (19.4)% for the three months ended October 31, 2023 and October 31, 2022, respectively, and 34.3% and (14.7)% for the nine months ended October 31, 2023 and October 31, 2022, respectively, differ from the U.S. statutory tax rate primarily due to taxes in foreign jurisdictions and the full valuation allowance in the U.S.
Total gross unrecognized tax benefits were $52.9 million and $36.9 million as of October 31, 2023 and January 31, 2023, respectively, which is primarily attributable to research and development credits. As of October 31, 2023 and January 31, 2023, approximately $8.2 million and $4.2 million, respectively of unrecognized tax benefits, which, if recognized, would affect the Company’s effective tax rate due to the full valuation allowance. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of the income tax provision in the condensed consolidated statements of operations. The Company had incurred an insignificant amount of interest and penalties related to unrecognized tax benefits as of October 31,

2023 and January 31, 2023. The potential change in unrecognized tax benefits during the next 12 months is not expected to be material.
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
The Company maintains a full valuation allowance on the Company’s U.S. federal and state and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits, which the Company has determined are not realizable on a more-likely-than-not basis. The Company regularly evaluates the need for a valuation allowance. Due to recent profitability, a reversal of the Company’s valuation allowance in certain jurisdictions in the foreseeable future is reasonably possible.
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
Stock options granted during the three and nine months ended October 31, 2023 and October 31, 2022 were immaterial.

The following table is a summary of stock option activity for the nine months ended October 31, 2023:

	Number of Shares	Weighted-Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2023	2,869	$8.52
Granted	51	$39.26
Exercised	(846)	$7.30
Canceled	(4)	$10.44
Options outstanding at October 31, 2023	2,070	$9.77
Options vested and expected to vest at October 31, 2023	2,070	$9.77
Options exercisable at October 31, 2023	1,841	$8.79
Options outstanding include 175,995 options that were unvested and exercisable as of October 31, 2023.
The aggregate intrinsic value of options vested and exercisable was $309.3 million and $247.2 million as of October 31, 2023 and January 31, 2023, respectively. The weighted-average remaining contractual term of options vested and exercisable was 4.4 years and 4.8 years as of October 31, 2023 and January 31, 2023, respectively.
The weighted-average grant date fair values of all options granted was $126.00 and $116.30 per share during the nine months ended October 31, 2023 and October 31, 2022, respectively. The total intrinsic value of all options exercised was $43.9 million and $23.7 million during the three months ended October 31, 2023 and October 31, 2022, respectively, and $118.4 million and $141.4 million during the nine months ended October 31, 2023 and October 31, 2022, respectively.
The aggregate intrinsic value of stock options outstanding as of October 31, 2023 and January 31, 2023 was $345.8 million and $279.4 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 4.5 years and 5.0 years as of October 31, 2023 and January 31, 2023, respectively.
Total unrecognized stock-based compensation expense related to unvested options was $6.4 million as of October 31, 2023. This expense is expected to be amortized over a weighted-average vesting period of 1.2 years.
Early Exercise of Employee Options
The 2011 Stock Plan allows for the early exercise of stock options for certain individuals as determined by the board of directors. The consideration received for an early exercise of an option is a deposit of the exercise price and the related dollar amount is recorded as a liability for early exercise of unvested stock options in the condensed consolidated balance sheets. This liability is reclassified to Additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination or for any reason, including death and disability, at the price paid by the purchaser for such shares. There were no issued shares of common stock related to early exercised stock options during the three and nine months ended October 31, 2023 or October 31, 2022. As of October 31, 2023 and January 31, 2023, there were no shares of common stock related to early exercised stock options subject to repurchase. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company includes unvested shares subject to repurchase in the number of shares outstanding in the condensed consolidated balance sheets and statements of stockholders’ equity.
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
Total unrecognized stock-based compensation expense related to unvested RSUs was $1.5 billion as of October 31, 2023. This expense is expected to be amortized over a weighted-average vesting period of 2.9 years.
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
Total unrecognized stock-based compensation expense related to unvested PSUs was $88.3 million as of October 31, 2023. This expense is expected to be amortized over a weighted-average vesting period of 1.3 years.
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
Total unrecognized stock-based compensation expense related to the unvested portion of the Special PSU Awards was $38.6 million as of October 31, 2023. This expense is expected to be amortized over a weighted-average vesting period of 1.5 years.
The following table is a summary of RSUs, PSUs and the Special PSU Awards activities for the nine months ended October 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2023	10,050	$158.08
Granted	5,589	$147.55
Released	(2,899)	$137.16
Performance adjustment (1)	155	$211.22
Forfeited	(1,266)	$162.73
RSUs and PSUs outstanding at October 31, 2023	11,629	$159.69
RSUs and PSUs ending vested and expected to vest at October 31, 2023	11,506	$158.95
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
The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares is 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP allows for up to one increase in contribution during each purchase period. If an employee elects to increase his or her contribution, the Company treats this as an accounting modification. The ESPP also offers a two-year look-back feature, as well as a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. During the fiscal year ended January 31, 2023, there were ESPP rollovers because the Company’s closing stock price on the purchase date was lower than the Company’s closing stock price on the first day of the offering periods. As a result, these offering dates were rolled over to a new 24-month offering period through December 12, 2024. These rollovers were accounted for as a modification to the original offerings. The total incremental expense as a result of the rollover and contribution modifications was $58.6 million, which will be recognized over the new or remaining offering periods. Total incremental expense as a result of contribution modifications during the nine months ended October 31, 2023 was $1.8 million, which will be recognized over the remaining offering periods.
Employee payroll contributions ultimately used to purchase shares are reclassified to Stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued as of October 31, 2023 and January 31, 2023 totaled $27.3 million and $17.5 million, respectively, and are included within Accrued payroll and benefits in the condensed consolidated balance sheets.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of the Company’s common shares to be issued under the ESPP for the offering periods beginning in June 2020:

Nine Months Ended October 31,
	2023	2022
Expected term (in years)	0.5 – 2.0	0.5 – 2.0
Risk-free interest rate	0.2% – 5.2%	0.1% – 3.4%
Expected stock price volatility	46.3% – 61.2%	39.6% – 67.4%
Dividend yield	—%	—%

Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Subscription cost of revenue	$11,477	$8,108	$30,575	$21,957
Professional services cost of revenue	5,645	4,093	16,020	10,596
Sales and marketing	42,544	41,895	129,725	109,172
Research and development	52,388	46,268	143,754	120,347
General and administrative	47,560	39,749	135,173	112,085
Total stock-based compensation expense	$159,614	$140,113	$455,247	$374,157
7. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2023		2022		2023		2022
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
United States	$537,880	69%	$403,302	69%	$1,513,569	69%	$1,123,153	70%
Europe, Middle East, and Africa	119,158	15%	85,665	15%	335,619	15%	233,386	15%
Asia Pacific	81,459	10%	60,011	10%	228,876	10%	162,713	10%
Other	47,517	6%	31,904	6%	132,156	6%	84,617	5%
Total revenue	$786,014	100%	$580,882	100%	$2,210,220	100%	$1,603,869	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the three and nine months ended October 31, 2023 and October 31, 2022.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $685.9 million and $498.0 million for the three months ended October 31, 2023 and October 31, 2022, respectively, and $1,465.5 million and $972.4 million for the nine months ended October 31, 2023 and October 31, 2022, respectively, which was included in the corresponding contract liability balance at the beginning of the period.
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
Changes in deferred revenue were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	Carrying Amount		Carrying Amount
Beginning balance	$2,507,642	$1,844,152	$2,355,113	$1,529,321
Additions to deferred revenue	821,488	752,269	2,398,223	2,090,087
Recognition of deferred revenue	(786,014)	(580,882)	(2,210,220)	(1,603,869)
Ending balance	$2,543,116	$2,015,539	$2,543,116	$2,015,539

Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancelable. Customers generally have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of October 31, 2023, the aggregate amount of the transaction price allocated to remaining performance obligations was $3.7 billion. The Company expects to recognize approximately 64% of the remaining performance obligations in the 12 months following October 31, 2023, and 35% of the remaining performance obligations between 13 to 36 months, with the remainder to be recognized thereafter.
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
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to referral partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years, while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of eight months and are included in sales and marketing expense in the condensed consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the three and nine months ended October 31, 2023 and October 31, 2022.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Beginning balance	$458,685	$350,566	$447,088	$319,180
Capitalization of contract acquisition costs	84,671	74,325	209,145	183,265
Amortization of deferred contract acquisition costs	(60,281)	(43,996)	(173,158)	(121,550)
Ending balance	$483,075	$380,895	$483,075	$380,895

Deferred contract acquisition costs, current	$209,216	$162,260	$209,216	$162,260
Deferred contract acquisition costs, noncurrent	273,859	218,635	273,859	218,635
Total deferred contract acquisition costs	$483,075	$380,895	$483,075	$380,895
8. Commitments and Contingencies
Purchase Obligations
The Company enters into long-term non-cancelable agreements with providers to purchase data center capacity, such as bandwidth and colocation space, for the Company’s cloud platform. As of October 31, 2023, the Company is committed to spend $236.0 million on such agreements in excess of one year through fiscal 2031. These obligations are included in purchase commitments below.

In the normal course of business, the Company also enters into non-cancelable purchase commitments with various parties to purchase products and services such as advertising, technology, equipment, office renovations, corporate events, and consulting services. A summary of non-cancelable purchase obligations in excess of one year as of October 31, 2023 with expected date of payment is as follows (in thousands):

Total Commitments
Fiscal 2024 (remaining three months)	$31,925
Fiscal 2025	107,775
Fiscal 2026	85,779
Fiscal 2027	48,059
Fiscal 2028	36,858
Thereafter	51,173
Total purchase commitments	$361,569
In October 2021, the Company entered into a new private pricing addendum with Amazon Web Services (“AWS”), which provides the Company with cloud computing infrastructure. Under the new pricing addendum, the minimum commitment is $600.0 million of cloud services from AWS through September 2026. As of October 31, 2023, the Company had utilized $498.2 million of this commitment. The remaining commitment is excluded from the table above and the Company expects to meet its remaining commitment with AWS.
Letters of Credit
As of October 31, 2023, the Company had unused standby letters of credit for $0.7 million securing its facility in Tel Aviv, Israel, $0.4 million securing its facility in Sunnyvale, California, and $0.1 million securing its principal executive offices in Austin, Texas. As of January 31, 2023, the Company had unused standby letters of credit for $0.8 million securing its principal executive offices in Austin, Texas and $0.4 million securing its facility in Sunnyvale, California.
Litigation
In June 2022, the Company and Fair Isaac Corporation (“FICO”) resolved a trademark dispute that was pending before the Trademark Trial and Appellate Board (“TTAB”) at the U.S. Patent and Trademark Office. The TTAB dismissed all proceedings between the parties in July 2022.
In March 2022, Webroot, Inc. and Open Text, Inc. (collectively, “Webroot”) filed a lawsuit against the Company and CrowdStrike, Inc. in federal court in the Western District of Texas alleging that certain of the Company’s products infringe six patents held by them. In the complaint, Webroot sought unspecified damages, attorneys’ fees and a permanent injunction. In May 2022, CrowdStrike, Inc. asserted counterclaims alleging that certain of Webroot’s products infringe two of its patents. In the filing, CrowdStrike, Inc. sought unspecified damages, reasonable fees and costs, and a permanent injunction. In September 2022, Webroot amended its complaint to assert six additional patents. In November 2023, CrowdStrike, Inc. entered into an agreement that provided for, among other things, the settlement and dismissal of the parties’ claims. The amount attributable to the settlement was not material.
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
The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of October 31, 2023 or January 31, 2023.
9. Acquisitions
Bionic
On September 28, 2023, the Company acquired 100% of the equity interest of Bionic Stork, Ltd. (“Bionic”), a privately-held company that provides an Application Security Posture Management platform designed to proactively reduce and mitigate security, data privacy, and operational risks by analyzing application architecture and dependencies that run in production.
The acquisition has been accounted for as a business combination. The total consideration transferred consisted of $238.7 million in cash, net of $25.7 million of cash acquired, and $0.7 million representing the fair value of replacement equity awards attributable to pre-acquisition service. The remaining fair value of these replacement awards attributed to post-combination service was excluded from the purchase price. The purchase price was allocated on a preliminary basis, subject to working capital adjustment and continuing management analysis, to identified intangible assets, which include developed technology and customer relationships of $34.9 million, net tangible assets acquired of $2.7 million, and goodwill of $207.2 million, which was allocated to the Company’s one reporting unit and represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The goodwill was primarily attributable to the assembled workforce of Bionic, planned growth in new markets, and synergies expected to be achieved from the integration of Bionic. Goodwill is not deductible for income tax purposes.
Per the terms of the share purchase agreement with Bionic, certain unvested stock options held by Bionic employees were canceled and exchanged for replacement stock options under the 2019 Plan. Additionally, certain shares of Bionic stock held by Bionic employees were exchanged for shares of the Company’s Class A common stock, subject to service-based vesting and other conditions. Further, the Company agreed to grant RSUs and PSUs under the 2019 Plan to certain continuing employees. The awards that are subject to continued service will be recognized ratably as stock-based compensation expense over the requisite service period. The awards that are subject to both continued service and specified performance targets will be recognized over the requisite service period when it is probable that the performance condition will be satisfied.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful Life
		(in months)
Developed technology	$29,900	72
Customer relationships	5,000	96
Total intangible assets acquired	$34,900
Acquisition costs incurred during the three months ended October 31, 2023 were $3.7 million and are recorded in general and administrative and research and development expenses on the Company’s condensed consolidated statements of operations.
The results of operations for the acquisition have been included in the Company’s condensed consolidated financial statements from the date of acquisition. The acquisition of Bionic did not have a material impact on the Company’s condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
Reposify Ltd.
On October 3, 2022, the Company acquired 100% of the equity interest of Reposify Ltd. (“Reposify”), a privately-held company that provides an external attack surface management platform that scans the internet for exposed assets of an organization to detect and eliminate risk from vulnerable and unknown assets before attackers can exploit them. The acquisition has been accounted for as a business combination. The total consideration transferred consisted of $18.9 million, net of cash acquired of $0.5 million, and an immaterial amount representing the fair value of replacement equity awards attributable to pre-acquisition service. The remaining fair value of these replacement awards is subject to the recipient’s continued service and thus were excluded from the purchase price. The purchase price was allocated to developed technology of $3.8 million, net tangible assets acquired of $0.9 million, and goodwill of $14.2 million, which was allocated to the Company’s one reporting unit and represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The goodwill was primarily attributable to the assembled workforce of Reposify, planned growth in new markets, and synergies expected to be achieved from the integration of Reposify. Goodwill was not deductible for income tax purposes.
The fair value of the developed technology acquired was $3.8 million with a useful life of 72 months.
Acquisition costs during the nine months ended October 31, 2023 were not material and are recorded in research and development expenses on the Company’s condensed consolidated statements of operations.
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
10. Net Income (Loss) Per Share Attributable to Common Stockholders
Basic and diluted net income (loss) per share attributable to CrowdStrike’s common stockholders is computed in conformity with the two-class method required for participating securities. Basic net income (loss) per share attributable to CrowdStrike common stockholders is computed by dividing the net income (loss) attributable to CrowdStrike by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to CrowdStrike common stockholders is calculated by dividing net income by the combination of the weighted-average number of common shares outstanding and the weighted-average number of dilutive common share equivalents during the period. Diluted net loss per share is the same as basic net loss per share for the three and nine months ended October 31, 2022 because the effects of potentially dilutive items were antidilutive given the Company’s net loss position.
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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to CrowdStrike common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Class A and Class B CrowdStrike common stockholders	$26,665	$(54,956)	$35,628	$(135,764)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B of CrowdStrike common stockholders, basic	239,297	233,785	237,890	232,502
Dilutive effect of common stock equivalents	4,502	—	4,306	—
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B of CrowdStrike common stockholders, dilutive	243,799	233,785	242,196	232,502
Net income (loss) per share attributable to Class A and Class B CrowdStrike common stockholders, basic	$0.11	$(0.24)	$0.15	$(0.58)
Net income (loss) per share attributable to Class A and Class B CrowdStrike common stockholders, diluted	$0.11	$(0.24)	$0.15	$(0.58)
The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	October 31, 2023	October 31, 2022
RSUs and PSUs subject to future vesting	2,436	9,958
Shares of common stock issuable from stock options	—	3,124
Share purchase rights under the Employee Stock Purchase Plan	104	1,036
Potential common shares excluded from diluted net income (loss) per share	2,540	14,118
The above table excludes founder holdbacks related to business combinations where a variable number of shares will be issued upon vesting to settle a fixed monetary amount of $4.4 million, contingent upon continued employment with the Company. The share price will be determined based on the Company’s average stock price or the volume weighted average stock price five days prior to each vesting date. During the three and nine months ended October 31, 2023, 5,308 shares and 23,966 shares, respectively, were issued to settle founder holdbacks at a weighted average price of $167.46 per share and $143.61 per share, respectively.

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
The following table sets forth our ARR as of the dates presented (dollars in thousands):

	As of October 31,
	2023	2022
Annual recurring revenue	$3,153,243	$2,338,028
Year-over-year growth	35%	54%
ARR grew to $3.2 billion as of October 31, 2023, of which $223.1 million and $593.5 million was net new ARR added for the three and nine months ended October 31, 2023, respectively. ARR grew to $2.3 billion as of October 31, 2022, of which $198.1 million and $606.7 million was net new ARR added for the three and nine months ended October 31, 2022, respectively.

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
Our dollar-based net retention rate was slightly below our benchmark as of October 31, 2023. Our dollar-based net retention rate can fluctuate from period to period due to large customer contracts in a given period, which may reduce our dollar-based net retention rate in subsequent periods if the customer makes a larger upfront purchase and does not continue to increase purchases.
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
Research and Development. Research and development expenses primarily consist of employee-related expenses such as salaries and bonuses; stock-based compensation; cloud hosting and related costs; and an allocated portion of facilities and administrative expenses. Our cloud platform is software-driven, and our research and development teams employ software engineers in the design, and the related development, testing, certification, and support of these solutions.
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
Interest Income. Interest income consists primarily of income earned on our cash, cash equivalents, and short-term investments.
Other Income (Expense). Other income (expense) consists primarily of gain and losses on strategic investments and foreign currency transaction gains and losses.
Provision for Income Taxes. Provision for income taxes consists of state income taxes in the United States, foreign income taxes, and withholding taxes related to customer payments in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits, which we have determined are not realizable on a more-likely-than-not basis. We regularly evaluate the need for a valuation allowance. Due to recent profitability, a reversal of our valuation allowance in certain jurisdictions in the foreseeable future is reasonably possible.
Net Income Attributable to Non-controlling Interest. Net income attributable to non-controlling interest consists of the Falcon Funds’ non-controlling interest share of mark-to-market gains and losses and interest income from our strategic investments.
Results of Operations
The following tables set forth our condensed consolidated statements of operations for each period presented (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %	Nine Months Ended October 31,		Change $	Change %
	2023	2022			2023	2022
Revenue
Subscription	$733,463	$547,376	$186,087	34%	$2,074,610	$1,513,397	$561,213	37%
Professional services	52,551	33,506	19,045	57%	135,610	90,472	45,138	50%
Total revenue	786,014	580,882	205,132	35%	2,210,220	1,603,869	606,351	38%
Cost of revenue
Subscription	159,830	134,229	25,601	19%	455,236	362,258	92,978	26%
Professional services	35,174	23,999	11,175	47%	91,915	63,369	28,546	45%
Total cost of revenue	195,004	158,228	36,776	23%	547,151	425,627	121,524	29%
Gross profit	591,010	422,654	168,356	40%	1,663,069	1,178,242	484,827	41%
Operating expenses
Sales and marketing	286,186	239,672	46,514	19%	850,209	657,970	192,239	29%
Research and development	196,072	155,256	40,816	26%	554,499	416,519	137,980	33%
General and administrative	105,589	84,148	21,441	25%	290,027	232,365	57,662	25%
Total operating expenses	587,847	479,076	108,771	23%	1,694,735	1,306,854	387,881	30%
Income (loss) from operations	3,163	(56,422)	59,585	(106)%	(31,666)	(128,612)	96,946	(75)%
Interest expense	(6,503)	(6,334)	(169)	3%	(19,334)	(18,967)	(367)	2%
Interest income	40,086	16,245	23,841	147%	107,245	25,479	81,766	321%
Other income (expense)	(474)	750	(1,224)	(163)%	(1,978)	5,835	(7,813)	(134)%
Income (loss) before provision for income taxes	36,272	(45,761)	82,033	(179)%	54,267	(116,265)	170,532	(147)%
Provision for income taxes	9,603	8,870	733	8%	18,623	17,088	1,535	9%
Net income (loss)	26,669	(54,631)	81,300	(149)%	35,644	(133,353)	168,997	(127)%
Net income attributable to non-controlling interest	4	325	(321)	(99)%	16	2,411	(2,395)	(99)%
Net income (loss) attributable to CrowdStrike	$26,665	$(54,956)	$81,621	(149)%	$35,628	$(135,764)	$171,392	(126)%

The following table presents the components of our condensed consolidated statements of operations as a percentage of total revenue for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022

	%		%
Revenue
Subscription	93%	94%	94%	94%
Professional services	7%	6%	6%	6%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	20%	23%	21%	23%
Professional services	4%	4%	4%	4%
Total cost of revenue	25%	27%	25%	27%
Gross profit	75%	73%	75%	73%
Operating expenses
Sales and marketing	36%	41%	38%	41%
Research and development	25%	27%	25%	26%
General and administrative	13%	14%	13%	14%
Total operating expenses	75%	82%	77%	81%
Income (loss) from operations	—%	(10)%	(1)%	(8)%
Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income	5%	3%	5%	2%
Other income (expense)	—%	—%	—%	—%
Income (loss) before provision for income taxes	5%	(8)%	2%	(7)%
Provision for income taxes	1%	2%	1%	1%
Net income (loss)	3%	(9)%	2%	(8)%
Net income attributable to non-controlling interest	—%	—%	—%	—%
Net income (loss) attributable to CrowdStrike	3%	(9)%	2%	(8)%
Comparison of the Three Months Ended October 31, 2023 and 2022
Revenue
The following shows total revenue from subscriptions and professional services for the three months ended October 31, 2023 as compared to the three months ended October 31, 2022 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2023	2022
Subscription	$733,463	$547,376	$186,087	34%
Professional services	52,551	33,506	19,045	57%
Total revenue	$786,014	$580,882	$205,132	35%
Total revenue increased by $205.1 million, or 35%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. Subscription revenue accounted for 93% and 94% of our total revenue for the three months ended October 31, 2023 and October 31, 2022, respectively. Professional services revenue accounted for 7% and 6% of our total revenue for the three months ended October 31, 2023 and October 31, 2022, respectively.
Subscription revenue increased by $186.1 million, or 34%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022, primarily driven by a combination of the addition of new customers and the sale of additional sensors and modules to existing customers.

Professional services revenue increased by $19.0 million, or 57%, for the three months ended October 31, 2023, compared to the three months ended October 31, 2022, which was primarily attributable to an increase in the number of professional service hours performed.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the three months ended October 31, 2023 as compared to the three months ended October 31, 2022 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2023	2022
Subscription	$159,830	$134,229	$25,601	19%
Professional services	35,174	23,999	11,175	47%
Total cost of revenue	$195,004	$158,228	$36,776	23%
Total cost of revenue increased by $36.8 million, or 23%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. Subscription cost of revenue increased by $25.6 million, or 19%, for the three months ended October 31, 2023, compared to the three months ended October 31, 2022. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $14.1 million driven by a 32% increase in average headcount, an increase in depreciation of data center equipment of $6.3 million, an increase in amortization of internal-use software of $3.9 million, an increase in stock-based compensation expense of $3.4 million, an increase in allocated overhead costs of $3.3 million, and an increase in term-based software licenses of $1.2 million, partially offset by a decrease in cloud hosting and related services cost of $5.4 million driven by increases in efficiency.
Professional services cost of revenue increased by $11.2 million, or 47%, for the three months ended October 31, 2023, compared to the three months ended October 31, 2022. The increase in professional services cost of revenue was primarily due to an increase in consulting expense of $5.3 million, an increase in employee-related expenses of $4.2 million driven by an increase in average headcount of 25%, and an increase in stock-based compensation expense of $1.6 million.
The following shows gross profit and gross margin for subscriptions and professional services for the three months ended October 31, 2023 as compared to the three months ended October 31, 2022 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2023	2022
Subscription gross profit	$573,633	$413,147	$160,486	39%
Professional services gross profit	17,377	9,507	7,870	83%
Total gross profit	$591,010	$422,654	$168,356	40%

	Three Months Ended October 31,		Change %
	2023	2022
Subscription gross margin	78%	75%	3%
Professional services gross margin	33%	28%	5%
Total gross margin	75%	73%	2%
Subscription gross margin increased by 3% for the three months ended October 31, 2023, compared to the three months ended October 31, 2022. The increase in subscription gross margin was primarily due to an increase in cloud hosting efficiency during the three months ended October 31, 2023, compared to the three months ended October 31, 2022.
Professional services gross margin increased by 5% for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The increase in professional services gross margin was primarily due to increased utilization during the three months ended October 31, 2023.

Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the three months ended October 31, 2023 as compared to the three months ended October 31, 2022 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2023	2022
Sales and marketing expenses	$286,186	$239,672	$46,514	19%
Sales and marketing expenses increased by $46.5 million, or 19%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $25.2 million driven by an increase in sales and marketing average headcount of 14%, an increase in marketing programs of $12.9 million, an increase in allocated overhead costs of $4.0 million, an increase in travel expenses of $1.4 million, and an increase in employee health benefits of $1.2 million.
Research and Development
The following shows research and development expenses for the three months ended October 31, 2023 as compared to the three months ended October 31, 2022 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2023	2022
Research and development expenses	$196,072	$155,256	$40,816	26%
Research and development expenses increased by $40.8 million, or 26%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. This increase was primarily due to an increase in employee-related expenses of $25.6 million driven by an increase in research and development average headcount of 23%, an increase in cloud hosting and related costs of $7.9 million, an increase in stock-based compensation of $6.1 million, an increase in allocated overhead costs of $4.8 million, an increase in depreciation of data center equipment of $2.8 million, and an increase in employee health benefits of $1.2 million, partially offset by an increase in software capitalization of $4.4 million, a decrease in company events expenses of $1.3 million, and a decrease in travel expenses of $1.2 million.
General and Administrative
The following shows general and administrative expenses for the three months ended October 31, 2023 as compared to the three months ended October 31, 2022 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2023	2022
General and administrative expenses	$105,589	$84,148	$21,441	25%
General and administrative expenses increased by $21.4 million, or 25%, for the three months ended October 31, 2023 compared to the three months ended October 31, 2022. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $7.8 million, an increase in legal expense of $6.4 million, an increase in employee-related expenses of $3.9 million driven by an increase in general and administrative average headcount of 19%, an increase in consulting expenses of $1.6 million, and an increase in allocated overhead costs of $0.8 million.

Interest Expense, Interest Income, and Other Income (Expense)
The following shows interest expense, interest income, and other income (expense) for the three months ended October 31, 2023 as compared to the three months ended October 31, 2022 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2023	2022
Interest expense	$(6,503)	$(6,334)	$(169)	3%
Interest income	$40,086	$16,245	$23,841	147%
Other income (expense)	$(474)	$750	$(1,224)	(163)%
Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense, and accretion of debt discount for our Senior Notes issued in January 2021.
The increase in interest income for the three months ended October 31, 2023 compared to the three months ended October 31, 2022 was driven by increases in market interest rates and an increase in our cash, cash equivalents, and short-term investments.
The decrease in other income (expense) for the three months ended October 31, 2023 compared to the three months ended October 31, 2022 was primarily due to a decrease in net positive mark-to-market adjustments of our strategic investments of $0.6 million, and an increase in net foreign currency transaction losses of $0.5 million.
Provision for Income Taxes
The following shows the provision for income taxes for the three months ended October 31, 2023 as compared to the three months ended October 31, 2022 (in thousands, except percentage):

	Three Months Ended October 31,		Change $	Change %
	2023	2022
Provision for income taxes	$9,603	$8,870	$733	8%
The increase in provision for income taxes of $0.7 million during the three months ended October 31, 2023 compared to the three months ended October 31, 2022 was primarily attributable to an increase in withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business and tax expense related to jurisdictions where we operate, partially offset by the non-recurring tax impact from the intercompany sale of intellectual property during the three months ended October 31, 2022.
Comparison of the Nine Months Ended October 31, 2023 and 2022
Revenue
The following shows total revenue from subscriptions and professional services for the nine months ended October 31, 2023 as compared to the nine months ended October 31, 2022 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2023	2022
Subscription	$2,074,610	$1,513,397	$561,213	37%
Professional services	135,610	90,472	45,138	50%
Total revenue	$2,210,220	$1,603,869	$606,351	38%
Total revenue increased by $606.4 million, or 38%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. Subscription revenue accounted for 94% of our total revenue for both the nine months ended October 31, 2023 and October 31, 2022. Professional services revenue accounted for 6% of our total revenue for both the nine months ended October 31, 2023 and October 31, 2022.

Subscription revenue increased by $561.2 million, or 37%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022, primarily driven by a combination of the addition of new customers and the sale of additional sensors and modules to existing customers.
Professional services revenue increased by $45.1 million, or 50%, for the nine months ended October 31, 2023, compared to the nine months ended October 31, 2022, which was primarily attributable to an increase in the number of professional service hours performed.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the nine months ended October 31, 2023 as compared to the nine months ended October 31, 2022 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2023	2022
Subscription	$455,236	$362,258	$92,978	26%
Professional services	91,915	63,369	28,546	45%
Total cost of revenue	$547,151	$425,627	$121,524	29%
Total cost of revenue increased by $121.5 million, or 29%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. Subscription cost of revenue increased by $93.0 million, or 26%, for the nine months ended October 31, 2023, compared to the nine months ended October 31, 2022. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $39.0 million driven by a 34% increase in average headcount, an increase in depreciation of data center equipment of $14.4 million, an increase in amortization of internal-use software of $10.6 million, an increase in cloud hosting and related services cost of $9.9 million driven by increased customer activity, an increase in allocated overhead costs of $8.9 million, an increase in stock-based compensation expense of $8.6 million, an increase in term-based software licenses of $4.1 million, and an increase in employee health benefits of $2.2 million.
Professional services cost of revenue increased by $28.5 million, or 45%, for the nine months ended October 31, 2023, compared to the nine months ended October 31, 2022. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $14.6 million driven by an increase in average headcount of 29%, an increase in consulting expense of $6.3 million, an increase in stock-based compensation expense of $5.4 million, and an increase in allocated overhead costs of $2.4 million.
The following shows gross profit and gross margin for subscriptions and professional services for the nine months ended October 31, 2023 as compared to the nine months ended October 31, 2022 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2023	2022
Subscription gross profit	$1,619,374	$1,151,139	$468,235	41%
Professional services gross profit	43,695	27,103	16,592	61%
Total gross profit	$1,663,069	$1,178,242	$484,827	41%

	Nine Months Ended October 31,		Change %
	2023	2022
Subscription gross margin	78%	76%	2%
Professional services gross margin	32%	30%	2%
Total gross margin	75%	73%	2%
Subscription gross margin increased by 2% for the nine months ended October 31, 2023, compared to the nine months ended October 31, 2022. The increase in subscription gross margin was primarily due to an increase in cloud hosting efficiency during the nine months ended October 31, 2023, compared to the nine months ended October 31, 2022.

Professional services gross margin increased by 2% for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The increase in professional services gross margin was primarily due to increased utilization during the nine months ended October 31, 2023.
Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the nine months ended October 31, 2023 as compared to the nine months ended October 31, 2022 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2023	2022
Sales and marketing expenses	$850,209	$657,970	$192,239	29%
Sales and marketing expenses increased by $192.2 million, or 29%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $98.6 million driven by an increase in sales and marketing average headcount of 21%, an increase in marketing programs of $35.6 million, an increase in stock-based compensation of $20.6 million, an increase in allocated overhead costs of $12.5 million, an increase in employee health benefits of $4.7 million, an increase in travel expenses of $4.5 million, an increase in company events expenses of $4.4 million, an increase in taxes and licenses of $3.5 million, an increase in term-based software licenses of $2.0 million, and an increase in marketing consulting expenses of $1.2 million.
Research and Development
The following shows research and development expenses for the nine months ended October 31, 2023 as compared to the nine months ended October 31, 2022 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2023	2022
Research and development expenses	$554,499	$416,519	$137,980	33%
Research and development expenses increased by $138.0 million, or 33%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. This increase was primarily due to an increase in employee-related expenses of $88.9 million driven by an increase in research and development average headcount of 28%, an increase in stock-based compensation of $23.4 million, an increase in cloud hosting and related costs of $21.3 million, an increase in allocated overhead costs of $14.7 million, an increase in depreciation of data center equipment of $6.3 million, an increase in employee health benefits of $4.1 million, an increase in consulting expense of $2.1 million, and an increase in term-based software licenses of $1.7 million, partially offset by an increase in software capitalization of $16.8 million, a decrease in company events of $3.8 million, and a decrease in travel expenses of $2.6 million.
General and Administrative
The following shows general and administrative expenses for the nine months ended October 31, 2023 as compared to the nine months ended October 31, 2022 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2023	2022
General and administrative expenses	$290,027	$232,365	$57,662	25%
General and administrative expenses increased by $57.7 million, or 25%, for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $23.1 million, an increase in legal expense of $14.3 million, an increase in employee-related expenses of $11.9 million driven by an increase in general and administrative average headcount of 23%, an increase in allocated overhead costs of $2.7 million, an increase in bad debt expense of $1.3 million, and an increase in other labor expense of $1.1 million.

Interest Expense, Interest Income, and Other Income (Expense)
The following shows interest expense, interest income, and other income (expense) for the nine months ended October 31, 2023 as compared to the nine months ended October 31, 2022 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2023	2022
Interest expense	$(19,334)	$(18,967)	$(367)	2%
Interest income	$107,245	$25,479	$81,766	321%
Other income (expense)	$(1,978)	$5,835	$(7,813)	(134)%
Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense, and accretion of debt discount for our Senior Notes issued in January 2021.
The increase in interest income for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022 was driven by increases in market interest rates and an increase in our cash, cash equivalents, and short-term investments.
The decrease in other income (expense) for the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022 was primarily due to a decrease in net positive mark-to-market adjustments of our strategic investments of $4.8 million, and an increase in net foreign currency transaction losses of $3.0 million.
Provision for Income Taxes
The following shows the provision for income taxes for the nine months ended October 31, 2023 as compared to the nine months ended October 31, 2022 (in thousands, except percentage):

	Nine Months Ended October 31,		Change $	Change %
	2023	2022
Provision for income taxes	$18,623	$17,088	$1,535	9%
The increase in provision for income taxes of $1.5 million during the nine months ended October 31, 2023 compared to the nine months ended October 31, 2022 was primarily attributable to an increase in withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business and tax expense related to jurisdictions where we operate, partially offset by the non-recurring tax impact from the intercompany sale of intellectual property during the nine months ended October 31, 2022.
Liquidity and Capital Resources
Our primary sources of liquidity as of October 31, 2023, consisted of: (i) $3.0 billion in cash and cash equivalents, which mainly consists of cash on hand and highly liquid investments in money market funds and U.S. Treasury bills, (ii) $197.5 million in short-term investments, which consists of U.S. Treasury bills, (iii) cash we expect to generate from operations, and (iv) available capacity under our $750.0 million senior secured revolving credit facility (the “A&R Credit Agreement”). We expect that the combination of our existing cash and cash equivalents, short-term investments, cash flows from operations, and the A&R Credit Agreement will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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

We have historically generated operating losses, as reflected in our accumulated deficit of $1.1 billion as of October 31, 2023. We expect to continue to make investments, particularly in sales and marketing and research and development. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.
We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2023, we had deferred revenue of $2.5 billion, of which $1.9 billion was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, or foreign currency forward contracts.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended October 31,
	2023	2022
Net cash provided by operating activities	$819,191	$667,714
Net cash used in investing activities	(361,045)	(237,518)
Net cash provided by financing activities	59,698	48,303
Net change in cash, cash equivalents and restricted cash	514,433	471,425
Operating Activities
Net cash provided by operating activities during the nine months ended October 31, 2023 was $819.2 million, which resulted from net income of $35.6 million, adjusted for non-cash charges of $739.1 million and net cash inflow of $44.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $455.2 million in stock-based compensation expense, $173.2 million of amortization of deferred contract acquisition costs, $90.0 million of depreciation and amortization, $12.9 million of amortization of intangibles assets, $9.7 million of non-cash operating lease costs, and $2.3 million of non-cash interest expense, partially offset by an increase of $2.4 million in deferred income taxes. The net cash inflow from changes in operating assets and liabilities was primarily due to a $185.7 million increase in deferred revenue, a $65.9 million decrease in accounts receivable, net, a $33.6 million increase in accrued expenses and other liabilities, a $2.4 million increase in accounts payable, and a $1.8 million increase in accrued payroll and benefits, partially offset by a $206.7 million increase in deferred contract acquisition costs, a $22.0 million increase in prepaid expenses and other assets, and a $16.1 million decrease in operating lease liabilities.
Investing Activities
Net cash used by investing activities of $361.0 million during the nine months ended October 31, 2023 was primarily due to business acquisitions, net of cash acquired, of $238.7 million, which was related to the Bionic acquisition, purchases of short-term investments of $195.6 million, purchases of property and equipment of $123.9 million, capitalized internal-use software and website development costs of $38.6 million, and purchases of strategic investments of $12.2 million, partially offset by proceeds from maturities and sales of short-term investments of $250.0 million.
Financing Activities
Net cash provided by financing activities of $59.7 million during the nine months ended October 31, 2023 was primarily due to proceeds from our employee stock purchase plan of $45.4 million, capital contributions from non-controlling interests of $8.1 million, and proceeds from the exercise of stock options of $6.2 million.

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
We conduct our operations almost entirely through our subsidiaries. Accordingly, the Obligor Group’s cash flows and ability to service the notes will depend on the earnings of our subsidiaries and the distribution of those earnings to the Obligor Group, whether by dividends, loans or otherwise. Holders of the guaranteed registered debt securities will have a direct claim only against the Obligor Group.
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

Statement of Operations	Nine Months Ended October 31, 2023
(in thousands)
Revenue	$2,211,022
Cost of revenue	578,503
Operating expenses	1,716,380
Loss from operations	(83,862)
Net loss	(10,338)
Net loss attributable to CrowdStrike	(10,338)

Balance Sheet	October 31, 2023	January 31, 2023

	(in thousands)
Current assets (excluding current intercompany receivables from non-Guarantors)	$3,916,960	$3,541,670
Current intercompany receivables from non-Guarantors	1,895	5,817
Noncurrent assets (excluding noncurrent intercompany receivables from non-Guarantors)	1,482,810	1,443,684
Noncurrent intercompany receivables from non-Guarantors	250,920	—
Current liabilities	2,266,665	2,027,443
Noncurrent liabilities (excluding noncurrent intercompany payable to non-Guarantors)	1,394,122	1,417,627
Noncurrent intercompany payable to non-Guarantors	257,416	289,242
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
Contractual Obligations and Commitments
Contractual Obligations
During the nine months ended October 31, 2023, there were no significant changes to our debt obligations related to the Senior Notes or our contractual obligations under our non-cancelable real estate arrangements, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
We have non-cancelable data center commitments totaling $237.9 million as of October 31, 2023, of which $236.0 million has a remaining term in excess of 12 months. We also have non-cancelable purchase commitments with various parties to purchase products and services entered in the normal course of business totaling $132.0 million as of October 31, 2023, of which $125.6 million has a remaining term in excess of 12 months.
The contractual commitment amounts above are associated with agreements that are enforceable and legally binding. Obligations under contracts, including purchase orders, that we can cancel without a significant penalty are excluded.
Other Obligations
In October 2021, we entered into a new private pricing addendum with Amazon Web Services (“AWS”), which provides us with cloud computing infrastructure. Under the new pricing addendum, we committed to purchase a minimum of $600.0 million of cloud services from AWS through September 2026. As of October 31, 2023, we have utilized $498.2 million of this commitment. We expect to meet our remaining commitment with AWS.
As of October 31, 2023, our unrecognized tax benefits included $8.2 million, which were classified as long-term liabilities due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits.
Indemnification
Our customer agreements contain standard indemnification obligations. Pursuant to these agreements, we will indemnify, defend, and hold the other party harmless with respect to a claim, suit, or proceeding brought against the other party by a third party alleging that our intellectual property infringes upon the intellectual property of the third party, or results from a breach of our representations and warranties or covenants, or that results from any acts of negligence or willful misconduct. The term of these indemnification agreements is generally perpetual after the execution of the agreement. Typically, these indemnification provisions do not provide for a maximum potential amount of future payments we could be required to make. However, in the past we have not been obligated to make significant payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheets as of October 31, 2023 or January 31, 2023.
We also agreed to indemnify our directors and certain executive officers for certain events or occurrences, subject to certain limits, while the officer is or was serving at our request in such capacity. The maximum amount of potential future indemnification is unlimited. However, our director and officer liability insurance policy mitigates our exposure. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these obligations on our condensed consolidated balance sheets as of October 31, 2023 or January 31, 2023.

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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended October 31, 2023, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2023, filed with the SEC on March 9, 2023.
Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice our customers at contract signing prior to commencement of subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. As of October 31, 2023, we had backlog of approximately $1.2 billion. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
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
Employees
As of October 31, 2023, we had 7,745 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risks during the three and nine months ended October 31, 2023 compared to our disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2023. Based on such evaluation of our disclosure controls and procedures as of October 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from 3,394 employees as of January 31, 2021, to 7,745 employees as of October 31, 2023. Although we have experienced rapid growth historically, we may not sustain our current growth rates and our investments to support our growth may not be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
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
We have incurred net losses each year since our inception, and we may not achieve or maintain profitability in the future. We experienced net losses of $183.2 million, $234.8 million, and $92.6 million for fiscal 2023, fiscal 2022, and fiscal 2021, respectively. As of October 31, 2023, we had an accumulated deficit of $1.1 billion. While we have experienced significant growth in revenue in recent periods, and have achieved profitability during quarterly periods, we cannot assure you when or whether we will reach sustained profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our total revenue or improvements in our results of operations. We also have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
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
As a provider of security solutions, we have in the past been, and may in the future be, specifically targeted by bad actors for attacks intended to circumvent our security capabilities or to exploit our Falcon platform as an entry point into customers’ endpoints, networks, or systems. In particular, because we have been involved in the identification of organized cybercriminals and nation-state actors, we have been the subject of intense efforts by sophisticated cyber adversaries who seek to compromise our systems. Such efforts may also intensify as geopolitical tensions increase. We are also susceptible to inadvertent compromises of our systems and data, including those arising from process, coding, or human errors. Moreover, we utilize third-party service providers to, among other things, host, transmit, or otherwise process electronic data in connection with our business activities, including our supply chain, operations, and communications. Our third-party service providers and other vendors have faced and may continue to face cyberattacks, compromises, interruptions in service, or other security incidents from a variety of sources. A successful attack or other incident that results in an interruption of service or that compromises our or our service providers’ internal networks, systems, or data could have a significant negative effect on our operations, reputation, financial resources, and the value of our intellectual property. We cannot assure you that any of our efforts to manage this risk, including adoption of a comprehensive incident response plan and process for detecting, mitigating, and investigating security incidents that we regularly test through table-top exercises, testing of our security protocols through additional techniques, such as penetration testing, debriefing after security incidents, to improve our security and responses, and regular briefing of our directors and officers on our cybersecurity risks, preparedness, and management, will be effective in protecting us from such attacks.
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
We derived approximately 28%, 28%, 30% and 32% of our total revenue from our international customers for fiscal 2021, fiscal 2022, fiscal 2023 and the nine months ended October 31, 2023, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
At the state level, we are subject to laws and regulations such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”). The CCPA broadly defines personal information and gives California residents expanded privacy rights and protections, such as affording them the right to access and request deletion of their information and to opt out of certain sharing and sales of personal information. The CCPA also prohibits covered businesses from discriminating against California residents for exercising any of their CCPA rights. The CCPA provides for severe civil penalties and statutory damages for violations and a private right of action for certain data breaches that result in the loss of unencrypted personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. Numerous other states have also enacted, or are in the process of enacting or considering, comprehensive state-level data privacy and security laws, rules, and regulations that share similarities with the CCPA. Four such laws, in Virginia, Colorado, Connecticut, and Utah, have taken effect in 2023, and at least three more laws in Montana, Texas and Oregon are scheduled to take effect in 2024. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal information has been disclosed as a result of a data breach. These state statutes, and other similar state or federal laws that may be enacted in the future, may require us to modify our data processing practices and policies, incur substantial compliance-related costs and expenses, and otherwise suffer adverse impacts on our business.
Internationally, virtually every jurisdiction in which we operate has established its own data privacy and security legal framework with which we must comply. For example, we are required to comply with the European Union (“EU”) General Data Protection Regulation (“GDPR”), which imposes stringent obligations regarding the collection, control, use, sharing, disclosure and other processing of personal data. Additionally, following the United Kingdom’s withdrawal from the EU, we also are subject to the U.K. General Data Protection Regulation (“U.K. GDPR”), a version of the GDPR as implemented into the laws of the United Kingdom (“U.K.”). While the GDPR and U.K. GDPR remain substantially similar for the time being, the U.K. government has announced that it would seek to chart its own path on data protection and reform its relevant laws, including in ways that may differ from the GDPR. While these developments increase uncertainty with regard to data protection regulation in the U.K., even in their current, substantially similar form, the GDPR and U.K. GDPR can expose businesses to divergent parallel regimes that may be subject to potentially different interpretations and enforcement actions for certain violations and related uncertainty. Failure to comply with the GDPR or the U.K. GDPR can result in significant fines and other liability, including, under the GDPR, fines of up to EUR 20 million (or GBP 17.5 million under the U.K. GDPR) or four percent (4%) of annual global revenue, whichever is greater. European data protection authorities have already imposed fines for GDPR violations of up to, in some cases, hundreds of millions of Euros. The cost of compliance, and the potential for fines and penalties for non-compliance, with GDPR and U.K. GDPR may have a significant adverse effect on our business and operations.
Legal developments in the European Economic Area (“EEA”), including recent rulings from the Court of Justice of the European Union (“CJEU”) and from various EU member state data protection authorities, have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA, including in the context of website cookies. Similar complexities and uncertainties also apply to transfers from the U.K. to third countries. While we have taken steps to mitigate the impact on us, such as implementing the European Commission’s standard contractual clauses (“SCCs”), the efficacy and longevity of these mechanisms remains uncertain. Moreover, in 2021, the European Commission adopted new SCCs, which impose on companies additional obligations relating to personal data transfers out of the EEA, including the obligation to update internal privacy practices, conduct transfer impact assessments and, as required, implement additional security measures. The new SCCs may increase the legal risks and liabilities under EU laws associated with cross-border data transfers, and result in material increased compliance and operational costs. In March 2022, the U.S. and EU announced a new regulatory regime, the EU-U.S. Data Privacy Framework (the “EU-U.S. DPF”), and on July 10, 2023, the European Commission adopted an adequacy decision concluding that the U.S. ensures an adequate level of protection for personal data transferred from the EU to the U.S. under the EU-U.S. DPF; however, such new adequacy decision is likely to face challenge at the CJEU. On October 12, 2023, the U.K.-U.S. Data Bridge went into effect to operate as an extension of the EU-U.S. DPF to enable the transfer of personal data between the UK and certified U.S. entities, and such Data Bridge could not only be challenged, but also may be affected by any challenges to the EU-U.S. DPF. Moreover, although the U.K. currently has an adequacy decision from the European Commission, such that SCCs are not required for the transfer of personal data from the EEA to the U.K., that decision will sunset in June 2025 unless extended and it may be revoked in the future by the European Commission if the U.K. data protection regime is reformed in ways that deviate substantially from the GDPR. Adding further complexity for international data flows, in March 2022, the U.K. adopted its own International Data Transfer Agreement (“IDTA”) for transfers of personal data out of the U.K. to so-called third countries, as well as an international data transfer addendum (U.K. Addendum) that can be used with the SCCs for the same purpose. The EU has also proposed legislation that would regulate non-personal data and establish new cybersecurity standards, and other countries, including the U.K., may similarly do so in the future. If we are otherwise unable to transfer data, including personal data, between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. While we have implemented new controls and procedures designed to comply with the requirements of the GDPR, U.K. GDPR and the data privacy and security laws of other jurisdictions in which we operate, such procedures and controls may not be effective in ensuring compliance or preventing unauthorized transfers of personal data.
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
Our compliance efforts are further complicated by the fact that data privacy and security laws, rules, regulations and standards around the world are rapidly evolving, may be subject to uncertain or inconsistent interpretations and enforcement, and may conflict among various jurisdictions. Any failure or perceived failure by us to comply with our privacy policies, or applicable data privacy and security laws, rules, regulations, standards, certifications or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal information, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions). There also has been increased regulatory scrutiny from the SEC with respect to adequately disclosing risks concerning cybersecurity and data privacy. Such scrutiny from the SEC increases the risk of investigations into the cybersecurity practices, and related disclosures, of companies within its jurisdiction. Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
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
Sales of a substantial number of shares of our Class A common stock in the public market, including shares of Class A stock that have been converted from shares of Class B common stock, and particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock. As of November 15, 2023, we had 227,629,218 shares of Class A common stock outstanding and 12,515,590 shares of Class B common stock outstanding.

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
As of October 31, 2023, our executive officers, directors, one of our current stockholders and its respective affiliates held, in aggregate, 36% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale or other liquidity event and might ultimately affect the market price of our common stock.
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
As of October 31, 2023, we had $750.0 million principal amount of indebtedness outstanding (excluding intercompany indebtedness), and there is additional availability under our revolving facility of up to $750.0 million (excluding issued but undrawn letters of credit). Our indebtedness could have important consequences, including:
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
Our principal executive offices are located in Austin, Texas, and we also maintain other office locations around the world, including in California and India, that are prone to natural disasters including severe weather and seismic activity. A significant natural disaster, such as an earthquake, a fire, a flood, or significant power outage and other catastrophic events, including the occurrence of a contagious disease or illness, such as COVID-19, could have a material adverse impact on our business, results of operations, and financial condition. Natural disasters and other catastrophic events such as COVID-19, could affect our personnel, recovery of our assets, data centers, supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In addition, climate change could result in an increase in the frequency or severity of natural disasters. If our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, computer malware, viruses and computer hacking, fraudulent use attempts, and phishing attacks have become more prevalent in our industry and may be further enhanced in frequency or effectiveness through threat actors’ use of AI, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a catastrophic event, such as a natural disaster, or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses we may incur. Acts of terrorism, war, foreign invasion and other geopolitical unrest, such as the ongoing conflict between Israel and Hamas, could also cause disruptions in our business or the business of our supply chain, manufacturers, logistics providers, partners, or customers or the economy as a whole. Any disruption in the business of our supply chain, manufacturers, logistics providers, partners or end-customers could have a significant adverse impact on our financial results. Moreover, the failure of a bank, or other adverse conditions impacting financial institutions at which we maintain balances, could adversely impact our business, results of operations, and financial performance. For example, in March 2023, the Federal Deposit Insurance Corporation (the “FDIC”) was named receiver for Silicon Valley Bank, one of the lenders under our credit agreement. While our cash management strategy is to maintain diversity in deposit accounts across financial institutions, balances in these accounts regularly exceed FDIC insurance limits and the federal government may not guarantee all deposits if any such financial institutions were to fail. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, or the delay in the manufacture, deployment or shipment of our products, our business, financial condition and results of operations would be adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 29, 2023, we issued approximately $20.7 million of shares of our Class A common stock, subject to service-based vesting and other conditions, to certain stockholders of Bionic in connection with our acquisition of Bionic. The transaction was exempt from registration under Section 4(a)(2) of the Securities Act.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of November 28, 2023.

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere Chief Financial Officer (Principal Financial Officer)

By:	/s/ Anurag Saha
Anurag Saha Chief Accounting Officer (Principal Accounting Officer)