Form 10-K
period 2024-01-31
CrowdStrike Holdings, Inc.
filed 2024-03-07
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on July 31, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Select Market on such date was approximately $38.6 billion.
As of February 29, 2024, the number of shares of the registrant’s Class A common stock outstanding was 229,383,465, and the number of shares of the registrant’s Class B common stock outstanding was 12,485,193.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

PART I
ITEM 1. BUSINESS
Overview
Founded in 2011, CrowdStrike reinvented cybersecurity for the cloud era and transformed the way cybersecurity is delivered and experienced by customers. When we started CrowdStrike, cyberattackers had an asymmetric advantage over legacy cybersecurity products that could not keep pace with rapid changes in adversary tactics. We took a fundamentally different approach to solve this problem with the AI-native CrowdStrike Falcon XDR platform – the first, true, cloud-native platform built with artificial intelligence (“AI”) at the core, capable of harnessing vast amounts of security and enterprise data to deliver highly modular solutions through a single lightweight agent.
The CrowdStrike Falcon platform is designed to be the definitive platform for cybersecurity consolidation, purpose-built to stop breaches. The platform’s single, lightweight agent collects and integrates data from across the enterprise, including endpoints, cloud workloads, identities, and third-party sources. We use this to train our AI to detect and prevent threats and drive workflow automation to give security teams machine speed advantage to stop adversaries. By consolidating and replacing legacy point products and fragmented platforms across key areas of security and IT, the Falcon platform delivers a unified, modern approach that increases capability while reducing complexity and cost – all while stopping breaches.
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
CrowdStrike: The Architectural Purpose Behind the Platform
Our Falcon platform was purpose-built in the cloud to harness the power of data and AI to deliver the next generation of automated protection and provide threat hunters with the intelligence required to stop sophisticated attacks, including malware-free and fileless attacks. This approach has made CrowdStrike an industry leader in protection across endpoints, cloud workloads, identity and data (capable of protecting workloads across on-premise, virtualized, and cloud-based environments running on a variety of endpoints such as desktops, laptops, servers, virtual machines, cloud workloads, cloud containers, mobile, and IoT devices) and enables us to rapidly scale this best in class protection across new and emerging areas of enterprise risk.
Today, we offer 27 cloud modules on our Falcon platform via a SaaS subscription-based model that spans multiple large markets, including corporate endpoint and cloud workload security, managed security services, security and vulnerability management, IT operations management, identity protection, next-generation SIEM and log management, threat intelligence services, data protection, Security Orchestration, Automation and Response (“SOAR”) and AI powered workflow automation, and securing generative AI workloads.
Our Falcon platform is composed of tightly integrated, proprietary technologies that enable us to deliver superior protection and performance, while reducing complexity for our customers. Our Falcon platform consists of our easily deployed, intelligent lightweight agent, and our groundbreaking graph technology.
Our single, lightweight-agent approach has changed how organizations experience cybersecurity, delivering protection without impacting the user, resources or productivity. With the lightweight agent installed on each endpoint and cloud workload, our Falcon platform automates detection and prevention capabilities in real time across our entire global customer base. This also enables our Falcon platform to intelligently ingest data once and stream high fidelity data back into the Security Cloud to be re-used for multiple use cases, continuously improve our Falcon platform’s AI algorithms and make its real-time decision-making faster and smarter to keep customers ahead of changing adversary tactics.

Our graph technology correlates and contextualizes the vast data of our Security Cloud so we can collect data once and reuse it repeatedly to deliver solutions that solve our customers’ biggest problems. The highly advanced graph technologies underpinning the Falcon platform include:
•Our Threat Graph, which uses a combination of AI and behavioral pattern-matching techniques to correlate and analyze trillions of cybersecurity events, enriched with threat intelligence, and third-party data to identify and link threat activity together to automatically prevent threats in real time across CrowdStrike’s global customer base. This also provides customers with increased visibility of attacks for proactive threat hunting and timely detection and remediation of novel threats.
•Our Intel Graph, which analyzes and correlates data and threat intelligence to visualize the connections between adversaries and attacks to help customers prioritize investigations and gain a deep understanding of the threat landscape. The latest intel on adversaries, tactics, techniques, and procedures is delivered seamlessly within the CrowdStrike Falcon platform and is mapped to the MITRE ATT&CK® framework.
•Our Asset Graph, which dynamically monitors and tracks the complex interactions among assets, providing a single holistic view of the risks those assets pose. Asset Graph provides graph visualizations of the relationships among all assets such as devices, users, accounts, applications, cloud workloads and operations technology (“OT”), along with the rich context necessary for proper security hygiene and proactive security posture management to reduce risk in their organizations — without impacting IT.
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
•The Increasing Sophistication and Disruption of Cybersecurity Threats: Adversary sophistication continues to increase as militaries and intelligence services of well-funded nation-states, technically advanced criminal organizations and hackers advance their tactics. In addition, the commoditization of technologies like generative AI make it easier for low-skilled adversaries to move faster and launch more sophisticated attacks. This includes non-malware based attacks like social engineering that exploit user identities and credentials. These attacks are pervasive, targeting a broad range of industries including technology, transportation, healthcare, financial services, governments and political organizations, utility, retail, and public infrastructure. The number and scale of attacks continue to increase. The typical attack cycle starts with attackers attempting to penetrate endpoints to establish a beachhead. Once inside, adversaries steal and exploit legitimate credentials to escalate privileges, move laterally and progress and attack, often downloading malware or ransomware. At this stage in the threat lifecycle, the adversary is able to encrypt, destroy, or silently exfiltrate sensitive data.

•An Expanded Attack Surface Driven By Hybrid and Remote Workforces: Organizations everywhere are embracing digital transformation and are becoming more distributed as they adopt the cloud, increase workforce mobility, and grow their number of connected devices. They are adding more workloads to a myriad of different endpoints beyond the traditional cybersecurity perimeter, exposing an increasingly broad attack surface to adversaries. This trend accelerated significantly with the need to support an increasingly remote workforce in 2020 due to the COVID-19 pandemic and we believe this trend continues today.
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
Competitive Market: Existing Security Solutions Are Limited and Exacerbate Ongoing Trends:
We believe the aforementioned trends are exacerbated by the architectural limitations of legacy cybersecurity products and fragmented platforms, which are characterized by:
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
Many on-premise vendors have tried to solve this problem by simply extending on-premise products to the cloud. Since their products were not purpose built to run in the cloud, traditional on-premise issues such as complex deployments, data silos, lack of integrations, limited scalability, and high maintenance costs continue to manifest. We believe that any product that was originally designed for on-premise deployments and migrated to the cloud cannot by definition be a cloud native solution.
Some other vendors attempt to solve this problem by acquiring disparate products and stitching them together into fragmented platforms. This can force customers to focus on implementing integrations, not security outcomes and stopping the breach. The resulting complexity can impede workflows and slow down response time.
•Legacy Signature-Based Products That Are Not Effective Against Unknown Threats: Signature-based products are designed to detect attacks that are already cataloged as previously identified threats. As a result, such products are fundamentally unable to prevent unknown threats resulting from shifts in attacker tradecraft. An attacker may be able to bypass a signature-based defense with just a slight modification to an existing attack. Many significant breaches seen in the last two decades have involved the failure of a legacy signature-based antivirus product to detect a previously unknown or modified version of a previously known attack.
•Malware-Focused Products That Miss Sophisticated Attacks: Traditionally, organizations have focused on protecting their networks and endpoints against malware-based attacks. These attacks involve malware built for the specific purpose of performing malicious activities, stealing data, or destroying systems. Our 2024 Global Threat Report observed that over 70% of attacks comprise non-malware, hands-on-keyboard activity. Additionally, we found that eight out of 10 attacks involve compromised or stolen credentials, with these identity-based attacks easily able to bypass legacy approaches to protection. Therefore, a malware-centric defensive approach will leave the organization vulnerable to attacks that do not leverage malware.

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
Key benefits of our approach and the CrowdStrike Falcon platform include:
•The Power of the Crowd: Our crowdsourced data enables every customer to benefit from contributing to the Security Cloud. As more high fidelity data is fed into our Security Cloud, our AI models continue to train and improve, increasing the overall efficacy of the Falcon platform. This unique data layer is powered and turned into action by three complementary graph databases (Threat Graph, Asset Graph, and Intel Graph) to put threats, adversaries, and assets into the context needed to make the rapid, informed decisions that stop breaches.
•High Efficacy, Low False Positives: The vast telemetry of the Security Cloud and the best practices employed in continually training our AI models results in industry-leading efficacy rates and low false positives.
•Consolidation of Siloed Products: Integrating and maintaining numerous security products creates blind spots that attackers can exploit, is costly to maintain and negatively impacts user performance. Our cloud-native platform approach gives customers a unified approach to address their most critical areas of risk seamlessly. We empower customers to rapidly deploy and scale industry leading technologies across endpoint detection and response (“EDR”) and Extended Detection and Response (“XDR”), Identity Threat Protection, Threat Intelligence, Exposure Management, Cloud Security, Application Security Posture Management, Next-Generation SIEM and Modern Log Management, and IT Automation from a single platform.
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
•Rapid Time to Value: Our cloud-native platform was built to rapidly scale industry leading protection across the entire enterprise, eliminating lengthy implementation periods and professional services engagements that next-gen and legacy competitors may require. Our single agent, collect once and re-use many times approach enables us to activate new modules in real time.
•Elite Security Teams as a Force Multiplier: As adversaries continue to employ sophisticated malwareless attacks that exploit user credentials and identities, automation and autonomous security are no longer sufficient on their own. Stopping today’s sophisticated attacks requires a combination of powerful automation and elite threat hunting. Falcon Complete provides a comprehensive monitoring, management, response, and remediation solution to our customers and is designed to bring enterprise level security to companies that may lack enterprise level resources.

CrowdStrike Falcon OverWatch, part of CrowdStrike Counter Adversary Operations, combines world-class human intelligence from our elite security experts with the power of the Falcon platform. OverWatch is a force multiplier that extends the capabilities and improves the productivity of our customers’ security teams. Because our world-class team can see attacks across our entire customer base, their expertise is enhanced by their constant visibility into the threat landscape. Additionally, the insights of our OverWatch team can then be leveraged by the Falcon platform to further enhance its autonomous capabilities, creating a positive feedback loop for our customers.
•Alleviating the Skills Shortage through Automation: CrowdStrike automates manual tasks to free security teams to focus on their most important job – stopping the breach. Our Falcon Fusion capability automates workflows to reduce the need to switch between different security tools and tasks, while our Falcon Insight XDR module provides a unified solution that enables security teams to rapidly and efficiently identify, hunt, and eliminate threats across multiple security domains using first and third party datasets.
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
Securing Identities and Data Across the Pillars of Modern Enterprise Security
As modern attacks and adversaries grow more sophisticated, CrowdStrike believes that stopping breaches in the modern era requires security that delivers unified visibility and protection across three critical areas: Endpoint and Cloud workloads, Identity Threat Protection and Data Protection.
Approximately eighty percent of breaches today use stolen credentials and identities. Stopping these advanced attacks requires a holistic approach that delivers true end-to-end protection across workloads, identities, and data. CrowdStrike is able to natively enforce protection at the device layer, the identity layer, and the data layer, extending our bold vision for security by driving modern Defense in Depth to the enterprise.
By delivering these powerful capabilities through a unified platform with a single agent, CrowdStrike is able to connect the endpoint and workload to user identity, and the data that is being used and accessed. Customers can see the full health and state of endpoints and workloads, in context with the identity that is using and accessing them, aligned with where data is being created, who is using it, where it flows and how it is protected. CrowdStrike delivers this through a unified platform experience. This is how CrowdStrike believes security should and must be delivered today to combat advanced adversaries and stop breaches in the modern era. This means security solutions that are easy to deploy, easy to manage, and highly effective.
The CrowdStrike Falcon Platform: Built to Innovate and Scale
Our platform approach allows us to rapidly innovate, build, and deploy highly integrated modules that address critical customer problems and access additional market opportunities. Our Falcon platform is composed of two tightly integrated proprietary technologies: our lightweight agent and our Security Cloud. Our cloud-delivered modules integrate seamlessly within the Falcon platform to provide customers with a unified set of cloud-delivered technologies across EDR and XDR, Identity Threat Detection and Response Protection, Threat Intelligence, Exposure ManagementITSecOps and Risk, Cloud Security, Application Security Posture Management, IT Automation, as well as Next-Generation SIEM and Modern Log Management.
The Falcon platform also encompasses recently acquired technologies where integration may be ongoing. We can rapidly and cost effectively develop and deliver additional cloud modules on our Falcon platform without the need for additional agents, and are expanding options for our new customers to test modules on a trial basis as well as offering in-application trials for existing customers. Our expanding set of open APIs and the Foundry app development platform will allow customers and partners to build their own capabilities on top of the Falcon platform.
Unifying data from our modules and customers into a single cloud infrastructure gives us significant advantages in developing and delivering innovative AI capabilities to detect and prevent threats, as well as improving user productivity and efficiency through cutting-edge generative AI systems such as our Charlotte AI module.

CrowdStrike Falcon Platform: Our Cloud Delivered Modules
Our cloud delivered modules integrate seamlessly with the Falcon platform and our single agent to provide functionality in the endpoint security, security and IT operations (including vulnerability management), and threat intelligence markets. Today, our modules include:
Cloud Security
•Falcon Cloud Workload Protection—Cloud Runtime Protection. Falcon Cloud Workload Protection provides comprehensive breach protection at run-time for workload and container events and instance metadata, enabling faster and more accurate detection, response, threat hunting and investigation, and enabling customers to run and deploy secure applications with speed and confidence.
•Falcon Horizon—Cloud Security Posture Management. Falcon Horizon delivers unified visibility, threat detection, and continuous monitoring and compliance for multi-cloud environments. Falcon Horizon automates the process to detect cloud related misconfigurations, vulnerabilities, and identity-based risks, providing step-by-step remediation and giving developers guardrails to avoid costly mistakes. Horizon also integrates with modern continuous integration/continuous delivery developer pipelines, with capabilities such as infrastructure as code scanning and container image assessment to shift secure design further left.
•Bionic, a CrowdStrike company—Application Security Posture Management. Through our acquisition of Bionic, a pioneer of ASPM, we have further extended our capabilities in securing and providing cloud native applications. Bionic gives security teams and developers visibility to their cloud applications, including interactions between cloud and on-premise microservices, third party dependencies, data flows, APIs and Software Bill of Materials— all without requiring access to source code. This information empowers teams with an understanding of their risk landscape in the cloud, and is used together with Cloud Security Posture Management data to enhance context and prioritize remediation of misconfigurations.
Endpoint Security and XDR
•Falcon Prevent—Next-Generation Antivirus. Falcon Prevent provides next-generation antivirus capabilities to customers, delivering comprehensive protection to defend customers against both malware and fileless attacks.
•Falcon Insight XDR—Endpoint Detection and Response. With industry-leading EDR at its core, Falcon Insight XDR synthesizes cross-domain telemetry and activates extended triage and response capabilities with one unified, threat-centric incident workbench to unlock cross-domain detections, investigations and responses across the security stack.
•Falcon Insight XDR for IoT—Endpoint Detection and Response for Extended Internet of Things (XIoT) devices. Falcon Insight XDR for IoT brings CrowdStrike’s renowned protection, detection and response to IoT, OT, medical devices, Industrial IoT, and connected devices across the enterprise.
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
•Falcon Data Protection—Data Loss Prevention. Falcon Data Protection stops adversaries and malicious insiders from stealing sensitive information with automated policy enforcement that follows content, even as it moves across files.

Exposure Management
•Falcon Exposure Management—Exposure Management. Falcon Exposure Management unifies real-time security and IT data sets from Falcon Discover (Asset, Account and App Discovery), Falcon Spotlight (Vulnerability Management), and Falcon Surface (External Attack Surface Management), as well as CrowdStrike’s renowned threat intelligence, endpoint, and XDR telemetry, to predict attack paths and guide risk mitigation actions that stop breaches before they happen.
•Falcon Discover—IT Hygiene and IoT. Falcon Discover identifies managed, unmanaged, and rogue systems as well as applications and their usage in our customers’ networks, and monitors the use of privileged user accounts anywhere in a customer’s environments. The module also enables use cases outside of security, such as application license management, Amazon Web Services (“AWS”) spend analysis, and asset inventorying. New enhancements in Falcon Discover for IoT minimize risk for IoT/OT devices with comprehensive asset visibility, monitoring, and security hygiene.
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
•Falcon Surface—External Attack Surface Management. Falcon Surface allows customers to discover and map all internet-facing assets to shut down potential exposures with guided mitigation plans to reduce the attack surface and organizational risk.
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
•Falcon FileVantage—File Integrity Monitoring. Falcon FileVantage reduces compliance complexity by building in the services an additional agent would normally provide, including being able to monitor any file or registry key for changes on the protected systems. This in turn provides alerts and reports to help meet various compliance requirements imposed by the Payment Card Industry, the Center for Internet Security Controls, and Sarbanes-Oxley.
Managed Services
•Falcon Complete—Turnkey Security Solution. Falcon Complete provides comprehensive monitoring, management, response, and remediation solutions to our customers and is designed to bring enterprise level security to companies that may lack enterprise level resources. Falcon Complete offers a growing number of managed services that extend across Falcon platform modules, including Falcon Cloud Workload Protection Complete, Falcon Identity Threat Protection Complete, and Falcon Complete LogScale, augmenting core Falcon Complete Managed Detection and Response capabilities with managed cloud workload protection, identity threat protection, threat hunting, Log management and Next-Gen SIEM. Falcon Complete is backed by an underwritten limited warranty policy for breaches.
Counter Adversary Operations
•Falcon OverWatch—Threat Hunting. Falcon OverWatch is a threat hunting solution that consists of an elite team of dedicated security experts who work with the power of Threat Graph to proactively hunt on telemetry collected in the platform 24/7/365 to identify novel threats and attacks that might otherwise go unnoticed by security teams and the tools they use to monitor and detect advancing new threats in support of our customers.

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
•Falcon Search Engine—Malware Search. Falcon Search Engine enables customers to search in real time for malware collected in our Falcon platform and indexed by our proprietary binary data indexing technology.
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
Identity Protection
•Falcon Identity Threat Protection—Identity Threat Detection and Response. Falcon Identity Threat Protection stops identity-based attacks with real-time threat prevention and IT policy enforcement using identity, behavioral and risk analytics.
•Falcon Identity Threat Detection—Identity Threat Detection and Response. Falcon Identity Threat Detection provides visibility for identity-based attacks and anomalies, comparing live traffic against behavior baselines and rules to detect attacks and lateral movement.
Next-Generation SIEM and Log Management
•Falcon LogScale Next-Gen SIEM—Security Information & Event Management, Log Management. Falcon LogScale Next-Gen SIEM is a complete SOC platform designed to stop breaches with AI-native detection, investigation and response, as well as delivering high-performance log management for any data source.
IT Automation
•Falcon for IT—IT Automation. Falcon for IT converges security and IT operations with a single agent and unified platform. Teams can use native generative AI workflows to get complete visibility into any asset to understand the asset’s state and take quick actions across the Enterprise to rapidly resolve issues.
Generative AI
•Charlotte AI—Generative AI. Charlotte AI is a conversational assistant for security operations that can turn hours of work into minutes or seconds by harnessing the power of generative AI and natural language processing to help security analysts make faster, more accurate decisions with simple, plain language questions.
Application Development
•Falcon Foundry —Application Development. The Falcon Foundry no-code application development platform allows customers to quickly create their own apps to solve custom security and IT use-cases with full access to CrowdStrike’s data, threat intelligence, automation, and cloud-scale infrastructure.
Bringing CrowdStrike to the Market
We primarily sell the Falcon platform through our direct sales team that leverages our network of channel partners to maximize effectiveness and scale. We have a low friction land-and-expand sales strategy. Key elements of our growth strategy include:

•Growing Our Customer Base by Replacing Legacy and Other Endpoint Security Products. Given the limitations of existing legacy and other endpoint security products, many organizations are replacing their existing legacy and other endpoint security products with our Falcon platform. We grew our subscription customer base by 5,981 customers from 23,019 at January 31, 2023, to 29,000 at January 31, 2024, representing a 26% increase. We will continue to invest in customer acquisition programs, including our channel partnerships and new programs, like our free trial program of Falcon Prevent that is easily downloaded from our website and AWS Marketplace.
•Further Penetrating Existing Customers. Our growth will depend in part on our ability to continue to expand our relationships with our customers by deploying on additional endpoints in their environment and cross-selling more cloud modules. When customers deploy our lightweight agent, they can easily add additional cloud modules. We also offer in-application trial usage of additional modules to cross-sell to existing customers. While some new customers initially deploy our Falcon platform broadly across the organization, others elect to deploy only in selected business units and later deploy on additional endpoints and subscribe to additional modules. Over time, we seek to deploy our solution enterprise-wide for all customers. The power of our land-and-expand strategy is evidenced by our 119% dollar-based net retention rate as of January 31, 2024.
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
•Broadening Our Reach into U.S. Public Sector Verticals. We continue to invest heavily in the acquisition of customers in the U.S. federal government as well as the state, local, and higher education verticals. Our platform is authorized by several federal agencies via the Federal Risk and Authorization Management Program (“FedRAMP”). Additionally, Department of Defense organizations can rely upon CrowdStrike’s Impact Level 5 provisional authorization to satisfy their cloud-based security requirements. To further meet the compliance demands of the government, customers can elect to deploy the Falcon platform in the AWS GovCloud. We have also successfully been embedded into several strategic government-wide cybersecurity programs and contracts, such as the Department of Homeland Security’s Continuous Diagnostics and Mitigation Approved Products List, which serves to provide federal agencies with innovative security tools. As a result, the Cybersecurity and Infrastructure Security Agency has leveraged a significant investment in our platform to support modernization efforts within the Federal Civilian Executive Branch. Further evidence of our progress into these critical markets is demonstrated by virtue of fact that 25 of the 50 U.S. states have standardized on CrowdStrike’s platform at the enterprise level.
•Expanding Our International Footprint. We are expanding our international operations and intend to invest globally to broaden our international footprint. We grew our international revenue from $677.7 million for fiscal 2023 to $967.5 million for fiscal 2024, representing an increase of 43%. We intend to grow our international customer base by increasing our investments in our overseas operations, including adding headcount in Europe, the Middle East, Asia-Pacific, including Japan, and expanding data centers overseas.

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
We have experienced significant growth, with revenue increasing from $2.2 billion in fiscal 2023 to $3.1 billion in fiscal 2024, representing year-over-year growth of 36%, and from $1.5 billion in fiscal 2022 to $2.2 billion in fiscal 2023, representing year-over-year growth of 54%. Subscription revenue grew from $2.1 billion in fiscal 2023 to $2.9 billion in fiscal 2024, a 36% increase, and from $1.4 billion in fiscal 2022 to $2.1 billion in fiscal 2023, a 55% increase. Our Annual Recurring Revenue (“ARR”) has grown from $2.6 billion as of January 31, 2023 to $3.4 billion as of January 31, 2024, a 34% increase, and from $1.7 billion as of January 31, 2022 to $2.6 billion as of January 31, 2023, a 48% increase. We had net income of $89.3 million in fiscal 2024, and net losses of $183.2 million and $234.8 million in fiscal 2023 and fiscal 2022, respectively.
Technology
We have designed an innovative architecture from the ground up to overcome the limitations of existing security products and deliver cloud-based solutions. The key design principles of our Falcon platform include:
Cloud Native Architecture. We built the Falcon platform entirely in and for the cloud, enabling collection and analysis of a massive, crowdsourced dataset from all of our customers to stop breaches. Our platform is designed to be redundant, resilient, and high-performing. Delivering security from the cloud enables agility, ease of use, and protection for workloads on a variety of endpoints wherever they are located. As customer adoption grows, the network effect of each additional endpoint added to the Falcon platform will amplify the breadth and depth of our dataset and intelligence.
Falcon Agent. We designed an intelligent lightweight agent that is installed on each endpoint or cloud workload. This agent incorporates identification and prevention of known and unknown malware and fileless attacks using machine learning, AI, exploit blocking, and advanced behavioral techniques, to protect workloads across all endpoints while capturing and recording high fidelity endpoint data. Our agent is capable of acting autonomously and continues to collect data and protect workloads running on endpoints even when offline. The agent recommences transmitting data to our Falcon platform when the connection to the cloud has been re-established. Our lightweight agent is built to support Windows, Mac, and Linux operating systems. The agent is hardened against attacks and uses a combination of kernel and user-mode modules to collect and transmit high fidelity endpoint events as they take place on a system. It correlates these events using a local situational model on the endpoint, analyzes via agent-based AI models and is capable of taking a variety of preventative and responsive actions on the endpoint, either automatically or via human control. Events are streamed by the agent to the cloud in real time in order to be further analyzed in the Threat Graph, where additional correlation and AI algorithms can be applied. The agent is also capable of being remotely reconfigured in real time based on analytics in our cloud platform to collect and analyze different events or take other actions as risk and threat postures change.
Threat Graph. Threat Graph is our proprietary, powerful, scalable, and dynamic graph database. Threat Graph continually looks for malicious activity by combining AI with behavioral pattern-matching techniques to look beyond file features and track the behaviors of every OS process and software program executed on an endpoint in a customer’s network environment. By applying powerful graph analytics and AI algorithms to cybersecurity, we enrich the data collected with our proprietary and third-party threat intelligence, such as adversary capabilities, motivations, attributions, and threat indicators. The graph data model allows our AI algorithms to identify relationships between events that are not directly related but which could indicate an attack that would otherwise remain undetected. We believe that our AI algorithms are advantaged by the rich proprietary dataset that we use to train them. Threat Graph provides customers with complete real time and historical visibility and insight into events occurring on their endpoints for hunting and searching, even if the endpoint is unreachable or no longer exists.
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

Intel Graph. Intel Graph analyzes and correlates massive amounts of data on adversaries, their victims and their tools, providing extraordinary insights into shifting adversary tactics and techniques, powering our adversary-focused approach with world-class threat intelligence.
Asset Graph. Asset Graph dynamically monitors and tracks the complex interactions among enterprise entities, providing a single holistic view of the risks those assets pose. Asset Graph provides graph visualizations of the relationships among entities and assets such as devices, users, accounts, cloud workloads, along with the rich context necessary for proper security hygiene and proactive security posture management to reduce risk in their organizations.
High Fidelity Data and Smart Filtering. The presence of a local graph model in our agent enables it to track the state of the machine in real time, perform rapid machine learning and behavioral analysis, and provide efficient event streaming to the cloud. We call this “smart filtering.” This allows us to keep performance overhead on the endpoint to a minimum, dramatically reduce the bandwidth required for agent-cloud communication, efficiently process large volumes of data, and separate signals from noise. The Falcon agent collects and analyzes unfiltered data with local machine learning and behavioral algorithms on the endpoint but only streams high fidelity endpoint events to the cloud to just send what is necessary for detection, prevention and investigation of attacks. This smart filtering architecture allows us to reduce network load for our customers. The Falcon platform collects an array of high fidelity endpoint events, such as code execution, network, file system and user activity. This information can be used for a variety of use cases beyond security, such as IT operations and vulnerability management.
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
APIs and Integrations. Our Falcon platform and architecture is built around a rich set of APIs that efficiently and effectively complement and expand a customer’s existing security infrastructure, such as security information event management, or SIEMs, intrusion prevention systems and intrusion detection systems. The platform includes streaming, query and batch APIs allowing customers and partners to integrate a variety of solutions seamlessly. It also includes rich management and control APIs. The platform allows third parties to develop additional cloud modules and features, furthering the power of the Falcon platform. By connecting existing security systems to the Falcon platform, we allow our customers to further leverage their security investments.
Data Center Operations
We have data center co-location facilities throughout the United States and in Europe, and we also utilize third-party data centers located in the United States and Europe. Our technology infrastructure, combined with select use of third-party resources, provides us with a distributed, resilient and scalable architecture on a global scale.
Professional Services
In addition to our Falcon platform and cloud modules, we also offer incident response, forensic investigatory, and breach recovery services; technical assessment and strategic advisory services; as well as training to assist organizations that have experienced a breach or who are assessing their security posture and ability to respond to breaches.
•Incident Response, Forensics, and Recovery Services. Our incident response services typically begin by deploying our lightweight agent to a customer’s endpoints or cloud workloads to provide comprehensive visibility in order to determine if an attacker is currently in the environment, what assets have been compromised, and how much damage has been done. In addition to enriching the response team’s understanding of the attack, the full suite of Falcon platform’s next-gen prevention capabilities, cloud security, exposure management, and identity protection offerings can also be leveraged to help to slow down and prevent an active attacker from moving at-will throughout a compromised customer’s environment, increasing the risk and potential damage to the customer. We also provide customized surgical recovery services by providing the tools and staffing to eject attackers out of the network, lock down credentials from further use, remediate impacted systems and ensure adversaries stay out. In addition to providing valuable breach remediation to our customers, our incident response services also act as a strong lead generation engine for our Falcon platform and cloud modules. After experiencing the benefits of our platform firsthand, many of our incident response customers become subscription customers.

•Technical Assessment and Strategic Advisory Services. Our proactive security services include technical assessment services designed to help organizations understand their cyber maturity levels. These services include both endpoint and cloud workload compromise assessments, cybersecurity maturity assessments, security program in-depth assessments, service organization control assessments, IT hygiene assessments, and active directory security assessments. We also advise customers on readiness and preparation through the execution of table-top exercises, live fire exercises, red team/blue team assessments, and advanced adversary emulation exercises. These services are designed to evaluate our customers’ security profile so they can identify areas of vulnerability, secure their network, and improve their response if their defenses are breached. Our services also align to executive and board level cybersecurity training and awareness, including by helping public companies more confidently comply with public disclosure requirements relating to assessing, identifying and managing material cybersecurity risks, and reporting material cyber incidents. Our programs are designed to help organizations effectively achieve cybersecurity risk reduction objectives and to maximize investments.
•Training. We offer training and certification services to customers and partners on CrowdStrike technologies and cybersecurity topics to facilitate the adoption of CrowdStrike and to broaden and deepen their skills. CrowdStrike University is an online learning management system that organizes all CrowdStrike e-learning, instructor-led training and certification preparation courses in one place, providing a personalized learning experience for individuals who have an active training subscription. CrowdStrike currently offers proctored exam certifications through industry leading training partner Pearson Vue for its CrowdStrike Certified Falcon Administrator, CrowdStrike Certified Falcon Responder, CrowdStrike Certified Falcon Hunter, CrowdStrike Certified Cloud Specialist, and CrowdStrike Certified Identity Specialist programs.
Customers
Some of the world’s largest enterprises, government organizations, and high profile brands trust us to protect their business. As of January 31, 2024, we had 29,000 subscription customers worldwide. Historically, we and our channel partners have primarily sold to large organizations, but have increasingly focused on selling to small and medium-sized businesses, particularly through our trial-to-pay model. We engage our customers through our global customer and technical advisory boards in which we solicit feedback from our customers on a regular basis allowing us to understand their evolving needs. We have used this feedback to develop new cloud modules, such as Falcon FileVantage, and we intend to continue to develop new cloud modules based on our customer’s feedback. Our business is not dependent on any particular end customer.
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
Marketing
Our marketing organization is focused on building our brand reputation, increasing the awareness and reputation of our platform, and driving customer demand. As part of these efforts, we deliver targeted content to demonstrate thought leadership in the security industry, including speaking engagements with the security industry’s foremost organizations to provide expert advice, issuing regular reports on the state of the industry, educating the public about cybersecurity threats, and identifying and naming adversary groups. We also engage in paid media, web marketing, industry and trade conferences (including our annual Fal.Con conference), analyst engagements, whitepaper development, demand generation via digital and web, and targeted displacement campaigns. We employ a wide range of digital programs, including search engine marketing, online and social media initiatives, and content syndication to increase traffic to our website and encourage prospective customers to sign up for a free trial of the Falcon platform. Additionally, we engage in joint marketing activities with our channel and technology alliance partners.
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
Research and Development
Our research and development organizations are responsible for the design, architecture, operation and quality of our cloud native Falcon platform. In addition, the research and development organizations work closely with our customer success teams to promote customer satisfaction.
Our success is a result of our continuous drive for innovation. Our internal team of security experts, researchers, intelligence analysts, and threat hunters continuously analyzes the evolving global threat landscape to develop products that defend against today’s most sophisticated and stealthy attacks and report on emerging security issues. We invest substantial resources in research and development to enhance our Falcon platform, and develop new cloud modules, features and functionality. We believe timely development of new, and enhancement of our existing products, services, and features is essential to maintaining our competitive position. We work closely with our customers and channel partners to gain valuable insight into their security management practices to assist us in designing new cloud modules and features that extend the capability of our platform. Our technical staff monitors and tests our software on a regular basis, and we also make our Falcon platform available for third-party validation. We also maintain a regular release process to update and enhance our existing solutions. In addition, we engage security consulting firms to perform periodic vulnerability analysis of our solutions.
Our research and development leadership team is located in Seattle, Washington and Sunnyvale, California. We also maintain research and development centers in Irvine, California, Minneapolis, Minnesota, Bucharest, Romania, Israel and India. We employ subject matter experts in a number of jurisdictions around the world. We plan to continue to dedicate significant resources to research and development.
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
•network security vendors who are supplementing their core perimeter-based offerings with endpoint or cloud security solutions;
•cloud security vendors, including those who focus on public cloud infrastructure and services;

•identity security vendors that seek to identify and secure user accounts and related activities; and
•professional service providers who offer cybersecurity response services.
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
We continue to grow our global portfolio of intellectual property rights in connection with our products, services, research and development, and other activities to protect our proprietary technology relevant to our business. We file patent applications to protect our intellectual property and believe that the duration of our issued patents is sufficient when considering the expected lives of our products. We intend to continue pursuing additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future or may be invalidated, circumvented, or challenged. Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights. We believe that competitors will try to develop products that are similar to ours and that may infringe our intellectual property rights. Our competitors or other third-parties may also claim that our security platform and other solutions infringe their intellectual property rights. In particular, some companies in our industry have extensive patent portfolios. From time to time, third parties have in the past and may in the future assert claims of infringement, misappropriation and other violations of intellectual property rights against us or our customers, with whom our agreements may obligate us to indemnify against these claims. Successful claims of infringement by a third party could prevent us from offering certain products or features, require us to develop alternate, non-infringing technology, which could require significant time and during which we could be unable to continue to offer our affected products or solutions, require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay substantial damages, royalties, or other fees. For additional information, see the section titled “Risk Factors—Risks Related to Intellectual Property, Legal, and Regulatory Matters—The success of our business depends in part on our ability to protect and enforce our intellectual property rights.”

Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice our customers at contract signing prior to commencement of subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our consolidated financial statements, and are considered by us to be backlog. As of January 31, 2024, we had backlog of approximately $1.5 billion. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
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
Human Capital Resources
As of January 31, 2024, we had 7,925 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Attraction, Retention, and Talent Development
Supporting our people is a foundational value for CrowdStrike. We believe the company’s success depends on our ability to attract, retain and develop employees. The skills, experience and industry knowledge of key employees significantly benefit our customers, operations and our overall company performance.
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
We continue to market to and recruit technical talent in diverse communities by engaging as a high-level sponsor or partner of professional conferences and organizations such as Grace Hopper, Women in Cyber Security, AfroTech, American Corporate Partners, American Indian Science and Engineering Society, Out in Tech, and others.
To attract high performers, we have a team dedicated to building and promoting our employer brand focused on creating a strong employer value proposition:
•Competitive pay and benefits
•Flexible working arrangements
•Role and task diversity
•Professional development opportunities
•Organizational reputation and culture

We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to base salary, these programs (which vary by country/region) include annual bonuses or commission plans, equity awards, an employee stock purchase plan, a 401(k) plan or pension schemes internationally, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption and infertility assistance, and employee assistance programs.
We invest resources to develop the talent needed to remain a leader in cybersecurity. We deliver numerous training opportunities, provide rotational assignment opportunities, have expanded our focus on continuous learning and development, and implemented new methodologies to manage performance, provide feedback, and develop talent.
Distributed Workforce
For CrowdStrike, the ability to work remotely or in a hybrid arrangement is a deliberate strategy that we believe fuels rapid innovation and helps us attract, hire and retain the best and brightest around the world, regardless of their specific location. Our culture is purpose-built around this ability, creating a competitive advantage for both the company and its customers and minimizing disruption from localized issues such as natural disasters, political events, or health emergencies.
CrowdStrike has had a distributed workforce since its inception. While working remotely has its advantages, we also believe that building community and engagement happens at a faster pace when people can come together.
Since the beginning, we recognized that creating high-functioning, effective remote and hybrid teams would require careful planning and system design to not only establish the culture but help it grow and evolve organically. We have designed our processes, systems, and teams so that most employees can perform their jobs without needing to be physically present in the same room or even in the same time zone. Part of supporting our remote and hybrid culture also involves actively encouraging personal well-being through initiatives, including wellness programs, engagement programs (speaker series, employee resource groups, gift exchanges, mentorship opportunities, virtual events, etc.), community outreach activities, recognition programs, and groups to connect people, no matter where they are geographically, with similar interests, life circumstances or backgrounds. We continue to find ways to bring our employees together to build community and camaraderie.
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
Employee Resource Groups
Employee Resource Groups are an integral component of our commitment to foster community, promote a sense of belonging, facilitate organizational change, and drive a greater understanding of the diversity of perspectives we have across CrowdStrike. In addition to the Embracing Equity majority ally group, we have nine official Employee Resource Groups and Affiliate Groups, and we anticipate additional groups in the future:
•Women of CrowdStrike
•Veterans of CrowdStrike
•Pride Team (LGBTQ)

•Green Team (Sustainability)
•Team BELIEVE (Black employees)
•AbilityStrikers (Cognitive and physical disabilities)
•Communidad (Latine and Hispanic employees)
•Embracing Equity
•Mazel (Jewish community)
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
•Identify initiatives and best practices throughout the organization and make recommendations to the business to help spark and facilitate change.
Information about our Executive Officers
The following table sets forth certain information with respect to our current executive officers as of March 6, 2024:

Name	Age	Position
George Kurtz	53	President, Chief Executive Officer and Director

Burt W. Podbere	58	Chief Financial Officer

Shawn Henry	61	Chief Security Officer

Michael Sentonas	50	President
There is no family relationship between any of our directors or executive officers and any other director or executive officer.
George Kurtz - President, Chief Executive Officer, and Director
Mr. Kurtz is one of our co-founders and has served as our President, Chief Executive Officer, and a member of our board of directors since November 2011. From October 2004 to October 2011, Mr. Kurtz served in executive roles at McAfee, Inc., a security technology company, including as Executive Vice President and Worldwide Chief Technology Officer from October 2009 to October 2011. In October 1999, Mr. Kurtz founded Foundstone, Inc., a security technology company, where he served as its Chief Executive Officer until it was acquired by McAfee, Inc. in October 2004. Since November 2017, he has also served as Chairman of the Board, and as President for the CrowdStrike Foundation, a nonprofit established to support the next generation of talent and research in cybersecurity and artificial intelligence through scholarships, grants, and other activities. He also served on the board of directors of Hewlett Packard Enterprise, an enterprise information technology company, from June 2019 to April 2023. Mr. Kurtz holds a B.S. in accounting from Seton Hall University. Mr. Kurtz also holds a CPA license from the State of New Jersey with an inactive status.

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
Shawn Henry - Chief Security Officer
Mr. Henry has served as our Chief Security Officer since March 2012. From March 2012 to October 2022, Mr. Henry also served as President of CrowdStrike Services. Mr. Henry previously worked for the FBI from 1987 through March 2012, including most recently as Executive Assistant Director of the FBI’s Criminal, Cyber, Response and Services Branch. Since June 2016, Mr. Henry has served as a faculty member specializing in cybersecurity for the National Association of Corporate Directors, an organization providing training and education for private and public company directors. Mr. Henry previously served as a cybersecurity and national security analyst for NBC News. Since November 2021, Mr. Henry has served as a director of ShoulderUp Technology Acquisition Corp., a blank check company that completed its initial public offering in November 2021. Mr. Henry also serves on the board of directors of CLEAR, a biometric travel document verification company, and Global Cyber Alliance, a nonprofit organization dedicated to making the Internet a safer place by reducing cyber risk. Additionally, Mr. Henry serves on the advisory boards of several organizations. Mr. Henry holds a B.B.A. from Hofstra University and an M.S. in criminal justice from Virginia Commonwealth University.
Michael Sentonas - President
Mr. Sentonas has served as our President since March 2023. Prior to being appointed President, Mr. Sentonas served as our Chief Technology Officer since February 2020, and as our Vice President, Technology Strategy from May 2016 to February 2020. Immediately prior to joining us, Mr. Sentonas served at McAfee Corp. from March 2004 to April 2016 in various positions, and finally as Chief Technology Officer – Security Connected from November 2013 to April 2016. Mr. Sentonas is a board member of the CrowdStrike Foundation, a nonprofit established to support the next generation of talent and research in cybersecurity and artificial intelligence through scholarships, grants, and other activities, and a member of the Forbes Technology Counsel, an organization for senior technology executives. He is an active public speaker on security issues and advises government and business communities on global and local cyber security threats. Mr. Sentonas holds a B.S. in computer science from Edith Cowan University, Western Australia.
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
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from 4,965 employees as of January 31, 2022, to 7,925 employees as of January 31, 2024. Although we have experienced rapid growth historically, we may not sustain our current growth rates and our investments to support our growth may not be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
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
We have incurred net losses each year prior to fiscal 2024, and we may not achieve or maintain profitability in the future. We experienced net gains of $89.3 million for fiscal 2024, and net losses of $183.2 million, and $234.8 million for fiscal 2023, and fiscal 2022, respectively. As of January 31, 2024, we had an accumulated deficit of $1.1 billion. While we have experienced significant growth in revenue in recent periods, and have achieved profitability during quarterly periods, we cannot assure you when or whether we will reach sustained profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our total revenue or improvements in our results of operations. We also have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
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
To expand our customer base, we need to convince potential customers to allocate a portion of their discretionary budgets to purchase our Falcon platform. Our sales efforts often involve educating our prospective customers about the uses and benefits of our Falcon platform. Enterprises and governments that use legacy security products, such as signature-based or malware-based products, firewalls, intrusion prevention systems, and antivirus, for their IT security may be hesitant to purchase our Falcon platform if they believe that these products are more cost effective, provide substantially the same functionality as our Falcon platform or provide a level of IT security that is sufficient to meet their needs. We may have difficulty convincing prospective customers of the value of adopting our solution. Even if we are successful in convincing prospective customers that a cloud native platform like ours is critical to protect against cyberattacks, they may not decide to purchase our Falcon platform for a variety of reasons, some of which are out of our control. For example, any deterioration in general economic conditions, including as a result of the geopolitical environment, the outbreak of diseases or other public health crises, volatility in the banking and financial services sector, or inflation (as well as government policies such as raising interest rates in response to inflation), have in the past and may in the future cause our current and prospective customers to delay or cut their overall security and IT operations spending, and such delays or cuts may fall disproportionately on cloud-based security solutions like ours. Economic weakness, customer financial difficulties, and constrained spending on security and IT operations may result in decreased revenue, reduced sales, an increase in multi-phase subscription start dates, shorter terms for customer subscriptions, lengthened sales cycles, increased churn, lower demand for our products, and adversely affect our results of operations and financial conditions. Furthermore, we may need to exercise more flexibility in customer payment terms as customers navigate a more challenging economic environment. Additionally, if the incidence of cyberattacks were to decline, or be perceived to decline, or if organizations adopt endpoints that use operating systems we do not adequately support, our ability to attract new customers and expand sales of our solutions to existing customers could be adversely affected. If organizations do not continue to adopt our Falcon platform, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations, and financial condition would be harmed.
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
The market for security and IT operations solutions is intensely competitive, fragmented, and characterized by rapid changes in technology, customer requirements, industry standards, increasingly sophisticated attackers, and by frequent introductions of new or improved products or services to combat security threats. We expect to continue to face intense competition from current competitors, as well as from new entrants into the market. If we are unable to anticipate or react to these challenges, our competitive position could weaken, and we could experience a decline in revenue or reduced revenue growth, and loss of market share that would adversely affect our business, financial condition, and results of operations. Our ability to compete effectively depends upon numerous factors, many of which are beyond our control, including, but not limited to:
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
•network security vendors who are supplementing their core perimeter-based offerings with endpoint or cloud security solutions;
•cloud security vendors, including those who focus on public cloud infrastructure and services;
•identify security vendors that seek to identify and secure user accounts and related activities; and
•professional service providers who offer cybersecurity response services.
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
Real or perceived defects, errors or vulnerabilities in our Falcon platform and cloud modules, the failure of our platform to detect or prevent incidents, including advanced and newly developed attacks, misconfiguration of our solutions, or the failure of customers to take action on attacks identified by our platform could harm our reputation and adversely affect our business, financial position and results of operations. Because our cloud native security platform is complex, it may contain defects or errors that are not detected until after deployment. We cannot assure you that our products will detect all cyberattacks, especially in light of the rapidly changing security threat landscape that our solution seeks to address. Due to a variety of both internal and external factors, including, without limitation, defects or misconfigurations of our or third-party solutions, our solutions could be or become vulnerable to security incidents (both from intentional attacks and accidental causes) that cause them to fail to secure endpoints and detect and block attacks. In addition, because the techniques used by computer hackers to access or sabotage networks and endpoints change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our cloud native security platform is unable to detect or prevent until after some of our customers are affected. Additionally, our Falcon platform may falsely indicate a cyberattack or threat that does not actually exist, which may lessen customers’ trust in our solutions.
Moreover, as our cloud native security platform is adopted by an increasing number of enterprises and governments, individuals and organizations behind advanced cyberattacks may intensify their efforts to defeat our security platform. If this happens, our systems and subscription customers could be specifically targeted by attackers and could result in vulnerabilities in our platform or undermine the market acceptance of our Falcon platform and could adversely affect our reputation as a provider of security solutions. Because we host customer data on our cloud platform, which in some cases may contain personally-identifiable information or potentially confidential information, a security compromise, or an accidental or intentional misconfiguration or malfunction of our platform or third-party platforms could result in personally-identifiable information and other customer data being accessible such as to attackers or to other customers. Further, if a high profile security breach occurs with respect to another next-generation or cloud-based security system, our customers and potential customers may lose trust in cloud solutions generally, and cloud-based security solutions such as ours in particular.
Organizations are increasingly subject to a wide variety of attacks on their networks, systems, and endpoints. No security solution, including our Falcon platform, can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. If any of our customers experiences a successful cyberattack while using our solutions or services, such customer could be disappointed with our Falcon platform, regardless of whether our solutions or services blocked the theft of any of such customer’s data, if the customer failed to protect its own credentials, or if the attack would have otherwise been mitigated or prevented if the customer had fully deployed aspects of our Falcon platform. Similarly, if our solutions detect attacks against a customer but the customer does not address the vulnerability, customers and the public may erroneously believe that our solutions were not effective. Security breaches against customers that use our solutions may result in customers and the public believing that our solutions failed. Our Falcon platform may fail to detect or prevent malware, viruses, worms or similar threats for any number of reasons, including our failure to enhance and expand our Falcon platform to reflect the increasing sophistication of malware, viruses and other threats. Real or perceived security breaches of our customers’ networks could cause disruption or damage to their networks or other negative consequences and could result in negative publicity to us, damage to our reputation, and other customer relations issues, and may adversely affect our revenue and results of operations.

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
•any disruption in our relationship with channel partners;
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
•negative media coverage or publicity;
•our ability to successfully expand our business domestically and internationally;
•the amount and timing of operating costs (including new hires), tightening of labor markets and capital expenditures related to the expansion of our business;
•extraordinary expenses such as litigation or other dispute-related settlement payments or outcomes;
•increases or decreases in our expenses caused by fluctuations in foreign currency exchange rates;
•future accounting pronouncements or changes in our accounting policies or practices;

•deteriorating or volatile conditions in the global economy and financial markets, including as a result of weak or negative gross domestic product growth, uncertainty or disruptions in the capital and credit markets, changing interest rates, inflation, bank failures or adverse conditions impacting financial institutions, and supply-chain disruptions; and
•political events, geopolitical unrest or tension, acts of war and terrorism.
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
We derived approximately 32%, 30%, and 28% of our total revenue from our international customers for fiscal 2024, fiscal 2023, and fiscal 2022, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
We expect that our existing cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Retaining or expanding our current levels of personnel and product and service offerings may require additional funds to respond to business challenges, including the need to develop new products or services and enhancements to our Falcon platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products or services could reduce our ability to compete and could harm our business. Accordingly, we may need to engage in additional equity or debt financings to secure additional funds. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the market price of our Class A common stock could decline. If we engage in additional debt financing, the holders of such debt would have priority over the holders of our Class A common stock, and we may be required to accept terms that further restrict our operations or our ability to incur additional indebtedness or to take other actions that would otherwise be in the interests of the debt holders. Any of the above could harm our business, results of operations, and financial condition.
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
We rely on a limited number of suppliers for several components of the equipment we use to operate our cloud platform and provide services to our customers. We generally purchase these components on a purchase order basis, and do not have long-term contracts guaranteeing supply. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then current availability, terms and pricing of these components. If we experience disruption or delay from our suppliers, we may not be able to obtain supplies or components from alternative suppliers on a timely basis or on terms that are favorable to us, if at all. The technology industry has experienced widespread component shortages and delivery delays, including as a result of geopolitical tensions, public health crises and natural disasters. While we have taken steps to mitigate our supply chain risk, supply chain disruptions and delays could nevertheless adversely impact our operations by, among other things, causing us to delay opening new data centers, delay increasing capacity or replacing defective equipment at existing data centers, and experience increased operating costs.
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
We are required to comply with stringent, complex and evolving laws, rules, regulations and standards in many jurisdictions, as well as contractual obligations, relating to data privacy and security. Ensuring compliance with such requirements may increase operating costs, impact our data processing practices and policies and the development of new products or services, and reduce operational efficiency, any of which could adversely affect our business and operations.
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
Internationally, virtually every jurisdiction in which we operate has established its own data privacy and security legal framework with which we must comply. For example, we are required to comply with the European Union (“EU”) General Data Protection Regulation (“GDPR”) and its equivalent in the U.K. (“U.K. GDPR”), which impose stringent obligations regarding the collection, control, use, sharing, disclosure and other processing of personal data. While the GDPR and U.K. GDPR remain substantially similar for the time being, the U.K. government has announced that it would seek to chart its own path on data protection and reform its relevant laws, including in ways that may differ from the GDPR. While these developments increase uncertainty with regard to data protection regulation in the U.K., even in their current, substantially similar form, the GDPR and U.K. GDPR can expose businesses to divergent parallel regimes that may be subject to potentially different interpretations and enforcement actions for certain violations and related uncertainty. Failure to comply with the GDPR or the U.K. GDPR can result in significant fines and other liability, including, under the GDPR, fines of up to EUR 20 million (or GBP 17.5 million under the U.K. GDPR) or four percent (4%) of annual global revenue, whichever is greater. European data protection authorities have already imposed fines for GDPR violations of up to, in some cases, hundreds of millions of Euros.
Legal developments in the European Economic Area (“EEA”) have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA, including in the context of website cookies. Similar complexities and uncertainties also apply to transfers from the U.K. to third countries. While we have taken steps to mitigate the impact on us, such as implementing the European Commission’s standard contractual clauses (“SCCs”) and the U.K.’s international Data Transfer Agreement (or the U.K.’s international data transfer addendum that can be used with the SCCs), the efficacy and longevity of these mechanisms remains uncertain. On July 10, 2023, the European Commission adopted an adequacy decision concluding that the U.S. ensures an adequate level of protection for personal data transferred from the EU to the U.S. under the recently adopted EU-U.S. Data Privacy Framework (followed on October 12, 2023 with the adoption of an adequacy decision in the U.K. for the U.K.-U.S. Data Bridge); however, such new adequacy decision has been challenged in EU courts, and is likely to face additional challenges. Moreover, although the U.K. currently has an adequacy decision from the European Commission, such that SCCs are not required for the transfer of personal data from the EEA to the U.K., that decision will sunset in June 2025 unless extended and it may be revoked in the future by the European Commission if the U.K. data protection regime is reformed in ways that deviate substantially from the GDPR. The EU has also proposed legislation that would regulate non-personal data and establish new cybersecurity standards, and other countries, including the U.K., may similarly do so in the future. If we are otherwise unable to transfer data, including personal data, between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. While we have implemented new controls and procedures designed to comply with the requirements of the GDPR, U.K. GDPR and the data privacy and security laws of other jurisdictions in which we operate, such procedures and controls may not be effective in ensuring compliance or preventing unauthorized transfers of personal data.
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
These laws and regulations impose added costs on our business, and failure by us, our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties to comply with these or other applicable regulations and requirements could lead to claims for damages, penalties, termination of contracts, loss of exclusive rights in our intellectual property and temporary suspension or permanent debarment from government contracting. Any such damages, penalties, disruptions or limitations in our ability to do business with customers, including those in the public sector, could result in reduced sales of our products or services, substantial product inventory write-offs, reputational damage, penalties, and other sanctions, any of which could harm our business, reputation, and results of operations.
We are subject to governmental export controls and economic sanctions laws that could impair our ability to compete in international markets and subject us to liability if we are not in full compliance with applicable laws.
Our products, services and business activities, including our collection of information about cyber threats, are subject to various restrictions under U.S. export controls and trade and economic sanctions laws, including the U.S. Commerce Department’s Export Administration Regulations and economic and trade sanctions regulations maintained by the U.S. Treasury Department’s Office of Foreign Assets Control. The U.S. export control laws and U.S. economic sanctions laws include prohibitions on the sale or supply of certain products and services to U.S. embargoed or sanctioned countries, governments, persons and entities and also require authorization for the export of encryption items. In addition, various countries regulate the import of certain encryption technology, including through import and licensing requirements, and have enacted laws that could limit our ability to distribute our products or service or could limit our customers’ ability to implement our service in those countries. Changes in our products or services or changes in these laws and regulations may create delays in the introduction of our products or services into international markets, prevent our customers with international operations from deploying our products or services globally or, in some cases, prevent the export or import of our products or services to certain countries, governments or persons altogether. Any decreased use of our products or services or limitation on our ability to export to or sell our products or services in international markets would likely adversely affect our business, financial condition, and operating results. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed, and may result in the delay or loss of sales opportunities. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to civil or criminal penalties, including the possible loss of export privileges and monetary penalties. Although we take precautions to prevent our products or services from being provided in violation of such laws, our products or services may have been in the past, and could in the future be, provided in violation of such laws, despite the precautions we take. This could result in negative consequences to us, including government investigations, penalties and harm to our reputation.

We are subject to anti-corruption, anti-bribery and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), the U.K. Bribery Act 2010 and other anti-corruption, anti-bribery, anti-money laundering and similar laws in the United States and other countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the private sector. As we increase our international sales and business, our risks under these laws may increase.
In addition, we use channel partners, agents and other third-parties to sell our products or conduct business on our behalf. We or such third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and under certain circumstances we could be held liable for the corrupt or other illegal activities of such partners, and our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program but cannot ensure that all our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.
Noncompliance with the FCPA, other applicable anti-corruption, anti-bribery, or anti-money laundering laws could subject us to investigations, whistleblower complaints, sanctions, settlements, prosecution, and other enforcement actions within the U.S. and internationally. Any violation of these laws could result in disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, adverse media coverage, loss of export privileges, severe criminal or civil sanctions, suspension or debarment from U.S. government contracts and other consequences, any of which could have a material adverse effect on our reputation, business, results of operations, and financial condition.
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
We utilize Artificial Intelligence, which could expose us to liability or adversely affect our business.
We incorporate novel uses of AI technologies, including generative AI, into our products and operations. AI is complex and rapidly evolving, and we face significant competition from other companies as well as an evolving regulatory landscape. The introduction of AI into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. For example, if we do not have sufficient rights to use the data or other material or content on which our AI technologies rely, we may incur liability through the violation of applicable laws, third-party intellectual property, privacy or other rights, or contracts to which we are a party. AI algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. The use of AI presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability.
The technologies underlying AI and its uses are subject to a variety of laws, including intellectual property, privacy, data protection and cybersecurity, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their cybersecurity and data protection laws to AI or are considering general legal frameworks for AI, such as the AI Act currently being considered in the EU. As a fast-evolving and complicated technology subject to significant government attention, AI-related legislation and regulation may be developed and apply to AI in unexpected ways. We may not be able to anticipate how to respond to or comply with these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.
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
We may be subject to liability claims for damages related to errors or defects in our solutions. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products may harm our business and results of operations. Although we generally have limitation of liability provisions in our terms and conditions of sale, these provisions do not cover our indemnification obligations and they may not fully or effectively protect us from claims as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the United States or other countries. The sale and support of our products also entails the risk of product liability claims.
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
•announcements by us or our competitors of new products or services or new or terminated significant contracts, commercial relationships or capital commitments;
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

•effects of public health crises, pandemics and epidemics;
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
Sales of a substantial number of shares of our Class A common stock in the public market, including shares of Class A stock that have been converted from shares of Class B common stock, and particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock. As of February 29, 2024, we had 229,383,465 shares of Class A common stock outstanding and 12,485,193 shares of Class B common stock outstanding.
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
As of January 31, 2024, our executive officers, directors, one of our current stockholders and its respective affiliates held, in aggregate, 36% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale or other liquidity event and might ultimately affect the market price of our common stock.
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
As of January 31, 2024, we had $750.0 million principal amount of indebtedness outstanding (excluding intercompany indebtedness), and there is additional availability under our revolving facility of up to $750.0 million (excluding issued but undrawn letters of credit). Our indebtedness could have important consequences, including:
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
In addition, the Organization for Economic Cooperation and Development (“OECD”) has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties, and taxation of the digital economy. On October 8, 2021, the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation has since been extended to 2024 and, with respect to certain components of the plan, to 2025. Under pillar one, a portion of the residual profits of multinational businesses with global turnover above €20 billion and a profit margin above 10% will be allocated to market jurisdictions where such allocated profits would be taxed. Under pillar two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a jurisdictional basis. While substantial work remains to be completed by the OECD and national governments on the implementation of these proposals, future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. On February 1, 2023, the U.S. Financial Accounting Standards Board ("FASB") indicated that they believe the minimum tax imposed under pillar two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. In addition, the OECD’s proposed solution envisages new international tax rules and the removal of all Digital Services Taxes (“DST”). Notwithstanding this, some countries, in the European Union and beyond, continue to operate existing DST regimes to capture tax revenue on digital services more immediately. Such laws may increase our tax obligations in those countries or change the manner in which we operate our business.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of January 31, 2024, we had aggregate U.S. federal and California net operating loss carryforwards of $1.5 billion and $243.9 million, respectively, which may be available to offset future taxable income for income tax purposes. The federal net operating losses are carried forward indefinitely, and California net operating loss carryforwards will begin to expire in 2032. As of January 31, 2024, we had net operating loss carryforwards for other states of $0.8 billion that will begin to expire in fiscal 2025. As of January 31, 2024, we had federal and California research and development credit carryforwards of $113.9 million and $27.4 million, respectively. The federal research and development credit carryforwards will begin to expire in 2036, and the California carryforwards are carried forward indefinitely. As of January 31, 2024, we had aggregate United Kingdom net operating loss carryforwards of $78.0 million and Israel net operating loss carryforwards of $51.5 million, which are carried forward indefinitely. Realization of these net operating loss and research and development credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results of operations.
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

Expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from regulators, certain investors, and other stakeholders concerning environmental, social and governance (“ESG”) matters, both in the United States and internationally. We have undertaken and expect to continue to undertake certain ESG-related initiatives, goals and commitments, which we have communicated on our website, in our SEC filings and elsewhere. These initiatives, goals, or commitments could be difficult to achieve and costly to implement. We could fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives, goals, or commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them. Stakeholders could also challenge the accuracy, adequacy, or completeness of our ESG-related disclosures. Our actual or perceived failure to achieve some or all of our ESG-related initiatives, goals, or commitments or maintain ESG practices that meet evolving stakeholder expectations or regulatory requirements could harm our reputation, adversely impact our ability to attract and retain employees or customers and expose us to increased scrutiny from ESG-focused investors, regulatory authorities and others, or subject us to liability. Damage to our reputation or reduced demand for our products may adversely impact our business, financial condition, or results of operations.
Our business is subject to the risks of catastrophic events, including, but not limited to, natural events such as earthquakes, fire, floods, and the outbreak of diseases, as well as man-made problems such as power disruptions, computer viruses or data security breaches.
Our principal executive offices are located in Austin, Texas, and we also maintain other office locations around the world, including in California and India, that are prone to natural disasters including severe weather and seismic activity. A significant natural disaster, such as an earthquake, a fire, a flood, or significant power outage and other catastrophic events, including the occurrence of a contagious disease or illness, such as COVID-19, could have a material adverse impact on our business, results of operations, and financial condition. Natural disasters and other catastrophic events such as public health crises, could affect our personnel, recovery of our assets, data centers, supply chain, manufacturing vendors, or logistics providers’ ability to provide materials and perform services such as manufacturing products or assisting with shipments on a timely basis. In addition, climate change could result in an increase in the frequency or severity of natural disasters. If our or our service providers’ information technology systems or manufacturing or logistics abilities are hindered by any of the events discussed above, shipments could be delayed, resulting in missed financial targets, such as revenue and shipment targets, for a particular quarter. In addition, computer malware, viruses and computer hacking, fraudulent use attempts, and phishing attacks have become more prevalent in our industry and may be further enhanced in frequency or effectiveness through threat actors’ use of AI, and our internal systems may be victimized by such attacks. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a catastrophic event, such as a natural disaster, or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, and our insurance may not cover such events or may be insufficient to compensate us for the potentially significant losses we may incur. All of the aforementioned risks may be further increased if the disaster recovery plans for us and our suppliers prove to be inadequate. To the extent that any of the above should result in delays or cancellations of customer orders, delays in the manufacture, deployment or shipment of our products, or delays in the rendering of our services, our business, financial condition and results of operations would be adversely affected.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
As a provider of cybersecurity solutions, we are passionate about cybersecurity risk management. At CrowdStrike, cybersecurity risk management is an integral part of our overall enterprise risk management program.
Our cybersecurity risk management program, which includes data privacy, product security, and information security, is designed to align with our industry’s best practices. Our program provides a framework for identifying, monitoring, evaluating, and responding to cybersecurity threats and incidents, including those associated with our use of software, applications, services, and cloud infrastructure developed or provided by third-party vendors and service providers. This framework includes steps for identifying the source of a cybersecurity threat or incident, including whether such cybersecurity threat or incident is associated with a third-party vendor or service provider, assessing the severity and risk of a cybersecurity threat or incident, implementing cybersecurity countermeasures and mitigation or remediation strategies, and informing management and the audit committee of our Board of Directors (the “Audit Committee”) of material cybersecurity threats and incidents.
Our cybersecurity team is responsible for assessing our cybersecurity risk management program and our incident response plan, which we regularly test through table-top exercises, and testing of our security protocols through additional techniques, such as penetration testing. In addition, we regularly engage independent third-party auditors to evaluate our compliance with various security compliance standards. We also conduct internal annual assessments of our cybersecurity risk management program. We review or update our cybersecurity policies, standards and procedures annually, or more frequently as needed, to account for changes in the threat landscape, as well as in response to legal and regulatory developments. Our cybersecurity efforts also include mandatory training for all employees and contractors on CrowdStrike’s security and privacy policies. We also have a clearly defined acceptable use policy, and we require employees to certify to it. We also require employees to certify their adherence to our code of conduct. We also periodically send our employees simulated phishing emails to test their compliance with our policies. Although we have continued to invest in our diligence, onboarding, and monitoring capabilities over our critical third parties, including our third-party vendors and service providers, our control over the security posture of our critical third parties is limited, and there can be no assurance that we can prevent or mitigate the risk of any compromise or failure in the information assets owned or controlled by such third parties.
A cross-functional incident response team, comprised of representatives from information technology, information security, product security, engineering, privacy and legal, is responsible for the monitoring and disposition of potential occurrences such as data breaches, intrusions, and other security incidents and implementing our detailed incident response plan. Our incident response plan includes processes and procedures for assessing potential internal and external threats, activation and notification, crisis management, and post-incident recovery designed to safeguard the confidentiality, availability, and integrity of our information assets.
In fiscal 2024, we did not identify any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors— Risks Related to Our Business and Industry” in this annual report on Form 10-K.
Cybersecurity Governance
Our Board of Directors has oversight responsibility for our overall enterprise risk management, and has delegated cybersecurity risk management oversight to the Audit Committee. The Audit Committee is responsible for ensuring that management (i) has policies, processes, and procedures designed to identify, monitor, evaluate, and respond to cybersecurity risks to which the company is exposed and (ii) takes steps to mitigate or remediate cybersecurity risks, threats and incidents, including monitoring the activities of the cybersecurity team and reviewing and updating our cybersecurity policies, processes and procedures. The Audit Committee also reports material cybersecurity incidents to our full Board of Directors.
Management is responsible for day-to-day risk management activities, including identifying and assessing cybersecurity risks, establishing processes to ensure that potential cybersecurity risk exposures are monitored, implementing appropriate mitigation or remediation measures and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Chief Information Security Officer (“CISO”). Our CISO and dedicated personnel are certified and experienced information systems security professionals and information security managers with many years of experience across a variety of technology sub-specialties.
Our CISO receives reports from our cybersecurity team and monitors the prevention, detection, and mitigation or remediation of cybersecurity risks. Management, including the CISO, regularly updates the Audit Committee and the Board of Directors on the Company’s cybersecurity programs, material cybersecurity risks, and mitigation or remediation strategies.
ITEM 2. PROPERTIES
Our principal executive offices occupy approximately 47,618 square feet in Austin, Texas under a lease that expires in 2030. We also lease office space for our operations in various locations throughout the United States as well as office space in a number of countries in Europe, the Middle East, and the Asia-Pacific region.
We believe that our existing facilities are sufficient for our current needs. In the future, we may need to add new facilities and expand our existing facilities as we add employees, grow our infrastructure and evolve our business. We believe that suitable additional or substitute space will be available on commercially reasonable terms to meet our future needs.
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
For any claims for which we believe a liability is both probable and reasonably estimable, we record a liability in the period for which we make this determination. There is no pending or threatened legal proceeding to which we are a party that, in our opinion, is likely to have a material adverse effect on our business and our consolidated financial statements; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources, and other factors. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our consolidated financial statements.
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
Holders of Record
As of January 31, 2024, we had 37 holders of record of our Class A common stock and 70 holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2024.
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

We have presented below the cumulative total return to our stockholders between June 12, 2019 (the date our common stock commenced trading on the Nasdaq) through January 31, 2024 in comparison to the Standard & Poor’s 500 Index, Standard & Poor Information Technology Index, and the Nasdaq 100 Index. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index, Standard & Poor Information Technology Index and the Nasdaq 100 Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Company/ Index	Base period 6/12/19	1/31/20	1/31/21	1/31/22	1/31/23	1/31/24
CrowdStrike Holdings, Inc.	$100.00	$105.33	$372.07	$311.45	$182.59	$504.31
S&P 500	$100.00	$118.69	$139.17	$171.58	$157.48	$190.27
S&P Information Technology	$100.00	$134.13	$183.94	$232.55	$196.05	$294.24
Nasdaq 100	$100.00	$126.96	$184.09	$214.11	$175.08	$250.05
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses fiscal 2024 and 2023 items and year-over-year comparisons between fiscal 2024 and 2023. Discussions of fiscal 2022 items and year-over-year comparisons between fiscal 2023 and 2022 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties, including those described under the heading “Special Note Regarding Forward-Looking Statements.” You should review the disclosure under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal years ended January 31, 2024, January 31, 2023, and January 31, 2022, are referred to herein as fiscal 2024, fiscal 2023, and fiscal 2022, respectively.
Overview
Founded in 2011, CrowdStrike reinvented cybersecurity for the cloud era and transformed the way cybersecurity is delivered and experienced by customers. When we started CrowdStrike, cyberattackers had an asymmetric advantage over legacy cybersecurity products that could not keep pace with the rapid changes in adversary tactics. We took a fundamentally different approach to solve this problem with the AI-native CrowdStrike Falcon XDR platform – the first, true cloud-native platform built with AI at the core, capable of harnessing vast amounts of security and enterprise data to deliver highly modular solutions through a single lightweight agent.
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
Annual Recurring Revenue (“ARR”)
ARR is calculated as the annualized value of our customer subscription contracts as of the measurement date, assuming any contract that expires during the next 12 months is renewed on its existing terms. To the extent that we are negotiating a renewal with a customer after the expiration of the subscription, we continue to include that revenue in ARR if we are actively in discussion with such organization for a new subscription or renewal, or until such organization notifies us that it is not renewing its subscription.
The following table sets forth our ARR as of the dates presented (dollars in thousands):

	As of January 31,
	2024	2023

Annual recurring revenue	$3,435,150	$2,559,694
Year-over-year growth	34%	48%

ARR increased 34% year-over-year and grew to $3.4 billion as of January 31, 2024, of which $875.5 million was net new ARR added during fiscal 2024. ARR increased 48% year-over-year and grew to $2.6 billion as of January 31, 2023, of which $828.4 million was net new ARR added during fiscal 2023.
Dollar-Based Net Retention Rate
Our dollar-based net retention rate compares our ARR from a set of subscription customers against the same metric for those subscription customers from the prior year. Our dollar-based net retention rate reflects customer renewals, expansion, contraction, and churn, and excludes revenue from our incident response and proactive services. We calculate our dollar-based net retention rate as of period end by starting with the ARR from all subscription customers as of 12 months prior to such period end, or Prior Period ARR. We then calculate the ARR from these same subscription customers as of the current period end, or Current Period ARR. Current Period ARR includes any expansion and is net of contraction or churn over the trailing 12 months but excludes revenue from new subscription customers in the current period. We then divide the Current Period ARR by the Prior Period ARR to arrive at our dollar-based net retention rate. For the purposes of calculating our dollar-based net retention rate, we define a subscription customer as a separate legal entity that has entered into a distinct subscription agreement for access to our Falcon platform for which the term has not ended or with which we are negotiating a renewal contract. We do not consider our channel partners as customers, and we treat managed service security providers, who may purchase our products on behalf of multiple companies, as a single customer.
Our dollar-based net retention rate can fluctuate from period to period due to large customer contracts in a given period, which may reduce our dollar-based net retention rate in subsequent periods if the customer makes a larger upfront purchase and does not continue to increase the size of their purchases.

	As of January 31,
	2024	2023

Dollar-based net retention rate	119%	125%

Results of Operations
The following tables set forth our consolidated statements of operations for each period presented (in thousands, except percentages):

	Year Ended January 31,
	2024	2023	2022

Revenue
Subscription	$2,870,557	$2,111,660	$1,359,537
Professional services	184,998	129,576	92,057
Total revenue	3,055,555	2,241,236	1,451,594
Cost of revenue
Subscription	630,745	511,684	321,904
Professional services	124,978	89,547	61,317
Total cost of revenue	755,723	601,231	383,221
Gross profit	2,299,832	1,640,005	1,068,373
Operating expenses
Sales and marketing	1,140,566	904,409	616,546
Research and development	768,497	608,364	371,283
General and administrative	392,764	317,344	223,092
Total operating expenses	2,301,827	1,830,117	1,210,921
Loss from operations	(1,995)	(190,112)	(142,548)
Interest expense	(25,756)	(25,319)	(25,231)
Interest income	148,930	52,495	3,788
Other income, net	1,638	3,053	3,968
Income (loss) before provision for income taxes	122,817	(159,883)	(160,023)
Provision for income taxes	32,232	22,402	72,355
Net income (loss)	90,585	(182,285)	(232,378)
Net income attributable to non-controlling interest	1,258	960	2,424
Net income (loss) attributable to CrowdStrike	$89,327	$(183,245)	$(234,802)

The following table presents the components of our consolidated statements of operations as a percentage of total revenue for the periods presented:

	Year Ended January 31,
	2024	2023	2022
	%	%	%
Revenue
Subscription	94%	94%	94%
Professional services	6%	6%	6%
Total revenue	100%	100%	100%
Cost of revenue
Subscription	21%	23%	22%
Professional services	4%	4%	4%
Total cost of revenue	25%	27%	26%
Gross profit	75%	73%	74%
Operating expenses
Sales and marketing	37%	40%	42%
Research and development	25%	27%	26%
General and administrative	13%	14%	15%
Total operating expenses	75%	82%	83%
Loss from operations	—%	(8)%	(10)%
Interest expense	(1)%	(1)%	(2)%
Interest income	5%	2%	—%
Other income, net	—%	—%	—%
Income (loss) before provision for income taxes	4%	(7)%	(11)%
Provision for income taxes	1%	1%	5%
Net income (loss)	3%	(8)%	(16)%
Net income attributable to non-controlling interest	—%	—%	—%
Net income (loss) attributable to CrowdStrike	3%	(8)%	(16)%
Comparison of Fiscal 2024 and Fiscal 2023
Revenue
The following shows total revenue from subscriptions and professional services for fiscal 2024, as compared to fiscal 2023 (in thousands, except percentages):

			Change
	2024	2023	$	%

Subscription	$2,870,557	$2,111,660	$758,897	36%
Professional services	184,998	129,576	55,422	43%
Total revenue	$3,055,555	$2,241,236	$814,319	36%
Total revenue increased by $814.3 million, or 36%, in fiscal 2024, compared to fiscal 2023. Subscription revenue accounted for 94% of our total revenue in both fiscal 2024 and fiscal 2023. Professional services revenue accounted for 6% of our total revenue in both fiscal 2024 and fiscal 2023.
Subscription revenue increased by $758.9 million, or 36% in fiscal 2024, compared to fiscal 2023, which was primarily driven by a combination of the addition of new customers and the sale of additional sensors and modules to existing customers.

Professional services revenue increased by $55.4 million, or 43%, in fiscal 2024, compared to fiscal 2023, which was primarily attributable to an increase in the number of professional service hours performed.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for fiscal 2024, as compared to fiscal 2023 (in thousands, except percentages):

			Change
	2024	2023	$	%

Subscription	$630,745	$511,684	$119,061	23%
Professional services	124,978	89,547	35,431	40%
Total cost of revenue	$755,723	$601,231	$154,492	26%
Total cost of revenue increased by $154.5 million, or 26%, in fiscal 2024, compared to fiscal 2023. Subscription cost of revenue increased by $119.1 million, or 23%, in fiscal 2024, compared to fiscal 2023. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $52.1 million driven by a 34% increase in average headcount, an increase in depreciation of data center equipment of $20.3 million, an increase in amortization of internal-use software of $15.8 million, an increase in allocated overhead costs of $12.6 million, an increase in stock-based compensation expense of $11.8 million, an increase in term-based software licenses of $5.2 million, and an increase in employee health benefits of $2.8 million.
Professional services cost of revenue increased by $35.4 million, or 40%, in fiscal 2024, compared to fiscal 2023. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $17.2 million driven by an increase in average headcount of 27%, an increase in consulting expense of $8.8 million, an increase in stock-based compensation expense of $6.6 million, and an increase in allocated overhead costs of $3.1 million.
The following shows gross profit and gross margin for subscriptions and professional services for fiscal 2024, as compared to fiscal 2023 (in thousands, except percentages):

			Change
	2024	2023	$	%

Subscription gross profit	$2,239,812	$1,599,976	$639,836	40%
Professional services gross profit	60,020	40,029	19,991	50%
Total gross profit	$2,299,832	$1,640,005	$659,827	40%

			Change
	2024	2023

Subscription gross margin	78%	76%	2%
Professional services gross margin	32%	31%	1%
Total gross margin	75%	73%	2%
Subscription gross margin increased by 2% in fiscal 2024, compared to fiscal 2023. The increase in subscription gross margin was primarily due to an increase in cloud hosting efficiency during fiscal 2024 compared to fiscal 2023.
Professional services gross margin increased by 1% in fiscal 2024, compared to fiscal 2023. The increase in professional services gross margin was primarily due to increased utilization during fiscal 2024 compared to fiscal 2023.

Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for fiscal 2024, as compared to fiscal 2023 (in thousands, except percentages):

			Change
	2024	2023	$	%

Sales and marketing expenses	$1,140,566	$904,409	$236,157	26%
Sales and marketing expenses increased by $236.2 million, or 26%, in fiscal 2024, compared to fiscal 2023. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $119.9 million driven by an increase in sales and marketing average headcount of 20%, an increase in marketing programs of $45.3 million, an increase in stock-based compensation of $23.9 million, an increase in allocated overhead costs of $16.3 million, an increase in travel expenses of $6.7 million, an increase in company events expenses of $6.0 million, an increase in employee health benefits of $5.4 million, an increase in term-based software licenses of $2.6 million, an increase in taxes and licenses of $2.0 million, and an increase in marketing consulting expenses of $1.1 million.
Research and Development
The following shows research and development expenses for fiscal 2024, as compared to fiscal 2023 (in thousands, except percentages):

			Change
	2024	2023	$	%

Research and development expenses	$768,497	$608,364	$160,133	26%
Research and development expenses increased by $160.1 million, or 26% in fiscal 2024, compared to fiscal 2023. This increase was primarily due to an increase in employee-related expenses of $101.8 million driven by an increase in research and development average headcount of 24%, an increase in stock-based compensation of $31.2 million, an increase in cloud hosting and related costs of $26.0 million, an increase in allocated overhead costs of $19.0 million, an increase in depreciation of data center equipment of $8.1 million, an increase in employee health benefits of $4.6 million, an increase in consulting expense of $2.2 million, and an increase in term-based software licenses of $1.5 million, partially offset by an increase in software capitalization of $18.5 million, a decrease in company events expenses of $11.0 million, and a decrease in travel expenses of $3.2 million.
General and Administrative
The following shows general and administrative expenses for fiscal 2024, as compared to fiscal 2023 (in thousands, except percentages):

			Change
	2024	2023	$	%

General and administrative expenses	$392,764	$317,344	$75,420	24%
General and administrative expenses increased by $75.4 million, or 24%, in fiscal 2024, compared to fiscal 2023. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $31.5 million, an increase in legal expense of $15.1 million, an increase in employee-related expenses of $15.0 million driven by an increase in general and administrative average headcount of 23%, an increase in allocated overhead costs of $3.7 million, an increase in labor and other expenses of $3.6 million, an increase in travel expenses of $2.3 million, an increase in taxes and licenses of $1.9 million, and an increase in consulting expense of $1.6 million.

Interest Expense, Interest Income and Other Income, Net
The following shows interest expense, interest income, and other income, net, for fiscal 2024, as compared to fiscal 2023 (in thousands, except percentages):

			Change
	2024	2023	$	%

Interest expense	$(25,756)	$(25,319)	$(437)	2%
Interest income	$148,930	$52,495	$96,435	184%
Other income, net	$1,638	$3,053	$(1,415)	(46)%
Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense, accretion of debt discount for our Senior Notes issued in January 2021, and amortization of debt issuance costs on our secured revolving credit facility.
The increase in interest income during fiscal 2024 compared to fiscal 2023 was driven by increases in market interest rates and an increase in our cash and cash equivalents.
The decrease in other income, net during fiscal 2024 compared to fiscal 2023 was primarily due to a decrease in mark to market adjustments of $3.3 million on our strategic investments and an increase in net foreign currency transaction losses of $2.3 million, partially offset by an increase in gains on sales of our strategic investments of $3.9 million.
Provision for Income Taxes
The following shows the provision for income taxes for fiscal 2024, as compared to fiscal 2023 (in thousands, except percentages):

			Change
	2024	2023	$	%

Provision for income taxes	$32,232	$22,402	$9,830	44%
The increase in provision for income taxes during fiscal 2024 compared to fiscal 2023 was primarily attributable to an increase in withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business.
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
We expect general and administrative expenses to increase in dollar amount over time. However, we anticipate general and administrative expenses to decrease as a percentage of our total revenue over time, although our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period depending on the timing of these expenses.
Interest Expense. Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense for our Senior Notes issued in January 2021, and amortization of debt issuance costs on our secured revolving credit facility.
Interest Income. Interest income consists primarily of income earned on our cash, cash equivalents, and short-term investments.
Other Income, Net. Other income, net consists primarily of gain and losses on strategic investments, foreign currency transaction gains and losses, and gains and losses on cash and cash equivalents and short-term investments.
Provision for Income Taxes. Provision for income taxes consists of state income taxes in the United States, foreign income taxes, and withholding taxes related to customer payments in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits, which we have determined are not realizable on a more-likely-than-not basis. We regularly evaluate the need for a valuation allowance. Due to recent profitability, a material reversal of our valuation allowance in U.S. jurisdictions in the foreseeable future is reasonably possible.
Net Income Attributable to Non-controlling Interest. Net income attributable to non-controlling interest consists of the Falcon Funds’ non-controlling interest share of gains and losses and interest income from our strategic investments.

Liquidity and Capital Resources
Our primary sources of liquidity as of January 31, 2024, consisted of: (i) $3.4 billion in cash and cash equivalents, which mainly consists of cash on hand and highly liquid investments in money market funds and U.S. Treasury bills, (ii) $99.6 million in short-term investments, which consists of U.S. Treasury bills, (iii) cash we expect to generate from operations, and (iv) available capacity under our $750.0 million senior secured revolving credit facility (the “A&R Credit Agreement”). We expect that the combination of our existing cash and cash equivalents, short-term investments, cash flows from operations, and the A&R Credit Agreement will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
Our short-term and long-term liquidity requirements primarily arise from: (i) business acquisitions and investments we may make from time to time, (ii) working capital requirements, (iii) interest and principal payments related to our outstanding indebtedness, (iv) research and development and capital expenditure needs, and (v) license and service arrangements integral to our business operations. Our ability to fund these requirements will depend, in part, on our future cash flows, which are determined by our future operating performance and, therefore, subject to prevailing global macroeconomic conditions and financial, business, and other factors, some of which are beyond our control.
We have historically generated operating losses prior to fiscal 2024, as reflected in our accumulated deficit of $1.1 billion as of January 31, 2024. We expect to continue to make investments, particularly in sales and marketing and research and development. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.

We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2024, we had deferred revenue of $3.1 billion, of which $2.3 billion was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, or foreign currency forward contracts.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended January 31,
	2024	2023	2022

Net cash provided by operating activities	$1,166,207	$941,007	$574,784
Net cash used in investing activities	(340,650)	(556,658)	(564,516)
Net cash provided by financing activities	93,158	77,437	72,531
Net change in cash, cash equivalents and restricted cash	920,673	460,291	78,025
Operating Activities
Net cash provided by operating activities during fiscal 2024 was $1.2 billion, which resulted from net income of $90.6 million, adjusted for non-cash charges of $1.0 billion and net cash inflow of $51.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $631.5 million in stock-based compensation expense, $238.9 million of amortization of deferred contract acquisition costs, $126.8 million of depreciation and amortization, $18.4 million of amortization of intangibles assets, $13.4 million of non-cash operating lease costs, and $3.2 million of non-cash interest expense, partially offset by $3.9 million of realized gains on strategic investments and a $3.4 million change in deferred income taxes. The net cash inflow from changes in operating assets and liabilities was primarily due to a $696.6 million increase in deferred revenue, a $65.1 million increase in accrued payroll and benefits, a $14.6 million increase in accrued expenses and other liabilities, partially offset by a $371.6 million increase in deferred contract acquisition costs, a $217.7 million increase in accounts receivable, net, a $102.5 million increase in prepaid expenses and other assets, a $18.9 million decrease in accounts payable, and a $14.0 million decrease in operating lease liabilities.
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

Investing Activities
Net cash used in investing activities during fiscal 2024 of $340.7 million was primarily due to business acquisitions, net of cash acquired, of $239.0 million, which was related to the Bionic acquisition, purchases of short-term investments of $195.6 million, purchases of property and equipment of $176.5 million, capitalized internal-use software and website development costs of $49.5 million, purchases of strategic investments of $17.2 million, purchases of intangible assets of $11.1 million, and purchases of deferred compensation investments of $2.0 million, partially offset by proceeds from maturities and sales of short-term investments of $348.3 million, and proceeds from sales of strategic investments of $2.0 million.
Net cash used in investing activities during fiscal 2023 of $556.7 million was primarily due to purchases of investments of $250.0 million, purchases of property and equipment of $235.0 million, capitalized internal-use software and website development costs of $29.1 million, purchases of strategic investments of $21.8 million, business acquisitions, net of cash acquired, of $18.3 million, which were primarily related to the Reposify acquisition, and purchases of intangible assets of $2.3 million
Financing Activities
Net cash provided by financing activities of $93.2 million during fiscal 2024 was primarily due to proceeds from our employee stock purchase plan of $76.4 million, proceeds from the exercise of stock options of $8.7 million, and capital contributions from non-controlling interests of $8.1 million.
Net cash provided by financing activities of $77.4 million during fiscal 2023 was primarily due to proceeds from our employee stock purchase plan of $59.4 million, $11.0 million of capital contributions from non-controlling interests, and proceeds from the exercise of stock options of $8.7 million, partially offset by the repayment of a loan acquired through Reposify of $1.6 million.
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

Statement of Operations	Year Ended January 31, 2024
(in thousands)
Revenue	$3,055,178
Cost of revenue	795,433
Operating expenses	2,320,534
Loss from operations	(60,789)
Net income	35,530
Net income attributable to CrowdStrike	35,530

Balance Sheet	January 31, 2024
(in thousands)

Current assets (excluding current intercompany receivables from non-Guarantors)	$4,563,521
Current intercompany receivables from non-Guarantors	24,716
Noncurrent assets (excluding noncurrent intercompany receivables from non-Guarantors)	1,605,308
Noncurrent intercompany receivables from non-Guarantors	280,426
Current liabilities	2,605,892
Noncurrent liabilities (excluding noncurrent intercompany payables to non-Guarantors)	1,586,566
Noncurrent intercompany payables to non-Guarantors	—
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
Contractual Obligations and Commitments
Our commitments consist of obligations under non-cancellable real estate arrangements on an undiscounted basis, of which $15.3 million is due in the next 12 months and $41.0 million is due thereafter. In addition, we have debt obligations related to $750.0 million aggregate principal amount of the Senior Notes due in fiscal 2030 and the interest payments associated with the Senior Notes of $22.5 million due in the next 12 months and $101.3 million due thereafter. We have non-cancellable purchase commitments with various parties to purchase products and services entered in the normal course of business totaling $747.6 million as of January 31, 2024, with remaining terms in excess of 12 months. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
Subsequent to January 31, 2024, we have committed to an additional $1.8 billion of non-cancellable purchase obligations from fiscal 2025 to fiscal 2031.
On March 3, 2024, we entered into a definitive agreement to acquire Flow Security Ltd., a privately held company. The purchase price for the transaction will be approximately $115.0 million, subject to customary closing adjustments. The acquisition is expected to close in the first quarter of fiscal 2025.

As of January 31, 2024, our unrecognized tax benefits included $12.7 million, which were classified as long-term liabilities due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements and notes to our consolidated financial statements, which were prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. See Note 1, Description of Business and Significant Accounting Policies to our consolidated financial statements included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K. We base our estimates and judgments on our historical experience, knowledge of factors affecting our business, and our belief as to what could occur in the future considering available information and assumptions that are believed to be reasonable under the circumstances.
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market funds, U.S. Treasury bills, and time deposits. Our short-term investments consist of U.S. Treasury bills and time deposits. Our investments do not have significant interest rate risk, as the yields on our investments are fixed rates. As of January 31, 2024, we had cash and cash equivalents of $3.4 billion and short-term investments of $99.6 million. As of January 31, 2023, we had cash and cash equivalents of $2.5 billion and short-term investments of $250.0 million. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our portfolio as of January 31, 2024 or January 31, 2023. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to our revolving credit facility and the Senior Notes. The interest on the revolving credit facility is tied to short-term interest rate benchmarks including the Term SOFR. The interest rate on the Senior Notes is fixed.
Foreign Currency Risk
To date, nearly all of our sales contracts have been denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Australian Dollar, and Euro. The functional currencies of our foreign subsidiaries are generally the country’s local currency. Foreign currency transaction gains and losses are recorded to other income (expense), net. A hypothetical 10% adverse change in the U.S. dollar against other currencies would have resulted in an increase in operating loss of approximately $75.8 million, $55.5 million and $36.3 million for the fiscal years ended January 31, 2024, January 31, 2023 and January 31, 2022 respectively. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Inflation Rate Risk
We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the fiscal years ended January 31, 2024, January 31, 2023, or January 31, 2022. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of CrowdStrike Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CrowdStrike Holdings, Inc. and its subsidiaries (the “Company”) as of January 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Identification and Evaluation for Terms and Conditions in Contracts
As described in Note 1 to the consolidated financial statements, the Company generates its revenue from contracts with customers for subscriptions and professional services. Management considers the terms and conditions of contracts with customers and the Company’s customary business practices in identifying contracts. Management determines the Company has a contract with a customer when the contract is approved, each party’s rights regarding the services to be transferred can be identified, payment terms for the services can be identified, it has been determined that the customer has the ability and intent to pay, and the contract has commercial substance. Revenue is recognized when control of the promised services is transferred to the customer, in an amount that reflects the consideration expected to be received in exchange for those services. The Company’s consolidated revenue for the year ended January 31, 2024 was $3,056 million.
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
March 6, 2024
We have served as the Company’s auditor since 2016.

CrowdStrike Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	January 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$3,375,069	$2,455,369
Short-term investments	99,591	250,000
Accounts receivable, net of allowance for credit losses of $2.2 million and $2.6 million as of January 31, 2024 and January 31, 2023, respectively	853,105	626,181
Deferred contract acquisition costs, current	246,370	186,855
Prepaid expenses and other current assets	183,172	121,862
Total current assets	4,757,307	3,640,267
Strategic investments	56,244	47,270
Property and equipment, net	620,172	492,335
Operating lease right-of-use assets	48,211	39,936
Deferred contract acquisition costs, noncurrent	335,933	260,233
Goodwill	638,041	430,645
Intangible assets, net	114,518	86,889
Other long-term assets	76,094	28,965
Total assets	$6,646,520	$5,026,540
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$28,180	$45,372
Accrued expenses	125,896	137,884
Accrued payroll and benefits	234,624	168,767
Operating lease liabilities, current	14,150	13,046
Deferred revenue	2,270,757	1,727,484
Other current liabilities	23,672	16,519
Total current liabilities	2,697,279	2,109,072
Long-term debt	742,494	741,005
Deferred revenue, noncurrent	783,342	627,629
Operating lease liabilities, noncurrent	36,230	29,567
Other liabilities, noncurrent	50,086	31,833
Total liabilities	4,309,431	3,539,106
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of January 31, 2024 and January 31, 2023; no shares issued and outstanding as of January 31, 2024 and January 31, 2023.	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of January 31, 2024 and January 31, 2023; 229,380 shares, and 222,759 shares issued and outstanding as of January 31, 2024 and January 31, 2023, respectively; Class B common stock, $0.0005 par value; 300,000 shares authorized as of January 31, 2024 and January 31, 2023; 12,485 shares, and 13,018 shares issued and outstanding as of January 31, 2024 and January 31, 2023, respectively.	121	118
Additional paid-in capital	3,364,328	2,612,705
Accumulated deficit	(1,058,836)	(1,148,163)
Accumulated other comprehensive loss	(1,663)	(1,019)
Total CrowdStrike Holdings, Inc. stockholders’ equity	2,303,950	1,463,641
Non-controlling interest	33,139	23,793
Total stockholders’ equity	2,337,089	1,487,434
Total liabilities and stockholders’ equity	$6,646,520	$5,026,540
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2024	2023	2022
Revenue
Subscription	$2,870,557	$2,111,660	$1,359,537
Professional services	184,998	129,576	92,057
Total revenue	3,055,555	2,241,236	1,451,594

Cost of revenue
Subscription	630,745	511,684	321,904
Professional services	124,978	89,547	61,317
Total cost of revenue	755,723	601,231	383,221

Gross profit	2,299,832	1,640,005	1,068,373

Operating expenses
Sales and marketing	1,140,566	904,409	616,546
Research and development	768,497	608,364	371,283
General and administrative	392,764	317,344	223,092
Total operating expenses	2,301,827	1,830,117	1,210,921

Loss from operations	(1,995)	(190,112)	(142,548)
Interest expense	(25,756)	(25,319)	(25,231)
Interest income	148,930	52,495	3,788
Other income, net	1,638	3,053	3,968

Income (loss) before provision for income taxes	122,817	(159,883)	(160,023)

Provision for income taxes	32,232	22,402	72,355

Net income (loss)	90,585	(182,285)	(232,378)
Net income attributable to non-controlling interest	1,258	960	2,424
Net income (loss) attributable to CrowdStrike	$89,327	$(183,245)	$(234,802)

Net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	$0.37	$(0.79)	$(1.03)
Diluted	$0.37	$(0.79)	$(1.03)
Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	238,637	233,139	227,142
Diluted	243,635	233,139	227,142
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended January 31,
	2024	2023	2022
Net income (loss)	$90,585	$(182,285)	$(232,378)
Other comprehensive income (loss):
Foreign currency translation adjustments	(594)	221	(3,559)
Unrealized loss on short-term investments, net of tax	(50)	—	—
Other comprehensive income (loss)	(644)	221	(3,559)
Less: Comprehensive income attributable to non-controlling interest	1,258	960	2,424
Total comprehensive income (loss) attributable to CrowdStrike	$88,683	$(183,024)	$(238,361)
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2021	223,724	$112	$1,598,259	$(730,116)	$2,319	$1,300	$871,874
Issuance of common stock upon exercise of options	2,598	1	15,898	—	—	—	15,899
Issuance of common stock under RSU and PSU release	3,408	2	(2)	—	—	—	—
Issuance of common stock under employee stock purchase plan	904	—	50,277	—	—	—	50,277
Issuance of common stock for restricted stock awards	57	—	—	—	—	—	—
Vesting of early exercised options	—	—	3,165	—	—	—	3,165
Issuance of common stock for founders holdbacks related to acquisitions	15	—	3,528	—	—	—	3,528
Stock-based compensation expense	—	—	305,792	—	—	—	305,792
Capitalized stock-based compensation	—	—	10,879	—	—	—	10,879
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	4,011	—	—	—	4,011
Net income (loss)	—	—	—	(234,802)	—	2,424	(232,378)
Non-controlling interest	—	—	—	—	—	8,155	8,155
Other comprehensive loss	—	—	—	—	(3,559)	—	(3,559)
Balances at January 31, 2022	230,706	$115	$1,991,807	$(964,918)	$(1,240)	$11,879	$1,037,643
Issuance of common stock upon exercise of options	1,032	3	8,652	—	—	—	8,655
Issuance of common stock under RSU and PSU release	3,444	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	517	—	59,419	—	—	—	59,419
Issuance of common stock for restricted stock awards	6	—	—	—	—	—	—
Vesting of early exercised options	—	—	2,204	—	—	—	2,204
Issuance of common stock for founders holdbacks related to acquisitions	72	—	10,645	—	—	—	10,645
Stock-based compensation expense	—	—	519,735	—	—	—	519,735
Capitalized stock-based compensation	—	—	20,193	—	—	—	20,193
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	50	—	—	—	50
Net income (loss)	—	—	—	(183,245)	—	960	(182,285)
Non-controlling interest	—	—	—	—	—	10,954	10,954
Other comprehensive income	—	—	—	—	221	—	221
Balances at January 31, 2023	235,777	$118	$2,612,705	$(1,148,163)	$(1,019)	$23,793	$1,487,434
Issuance of common stock upon exercise of options	1,146	2	8,693	—	—	—	8,695
Issuance of common stock under RSU and PSU release	4,041	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	747	1	76,374	—	—	—	76,375
Issuance of common stock for restricted stock awards	125	—	—	—	—	—	—
Issuance of common stock for founders holdbacks related to acquisitions	27	—	4,314	—	—	—	4,314
Issuance of common stock for payment of board of director fees	2	—	344	—	—	—	344
Stock-based compensation expense	—	—	626,861	—	—	—	626,861
Capitalized stock-based compensation	—	—	34,385	—	—	—	34,385
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	652	—	—	—	652
Net income	—	—	—	89,327	—	1,258	90,585
Non-controlling interest	—	—	—	—	—	8,088	8,088
Other comprehensive loss	—	—	—	—	(644)	—	(644)
Balances at January 31, 2024	241,865	$121	$3,364,328	$(1,058,836)	$(1,663)	$33,139	$2,337,089
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2024	2023	2022
Operating activities
Net income (loss)	$90,585	$(182,285)	$(232,378)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	126,838	77,245	55,908
Amortization of intangible assets	18,416	16,565	12,902
Amortization of deferred contract acquisition costs	238,901	170,808	113,884
Non-cash operating lease cost	13,398	9,440	9,103
Stock-based compensation expense	631,519	526,504	309,952
Deferred income taxes	(3,387)	1,306	(13,956)
Realized gains on strategic investments	(3,936)	—	—
Accretion of short-term investments purchased at a discount	(2,285)	—	—
Non-cash interest expense	3,173	2,813	2,469
Change in fair value of strategic investments	1,459	(1,830)	(4,823)
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable, net	(217,699)	(258,109)	(125,354)
Deferred contract acquisition costs	(371,649)	(298,716)	(234,308)
Prepaid expenses and other assets	(102,520)	(46,807)	(29,535)
Accounts payable	(18,898)	(15,463)	33,248
Accrued expenses and other liabilities	14,586	58,923	38,483
Accrued payroll and benefits	65,102	65,226	32,681
Operating lease liabilities	(14,035)	(10,364)	(9,900)
Deferred revenue	696,639	825,751	616,408
Net cash provided by operating activities	1,166,207	941,007	574,784
Investing activities
Purchases of property and equipment	(176,529)	(235,019)	(112,143)
Capitalized internal-use software and website development costs	(49,457)	(29,095)	(20,866)
Purchases of strategic investments	(17,177)	(21,808)	(16,309)
Proceeds from sales of strategic investments	2,000	—	—
Business acquisitions, net of cash acquired	(239,030)	(18,349)	(414,518)
Purchases of intangible assets	(11,126)	(2,323)	(680)
Purchases of short-term investments	(195,581)	(250,000)	—
Proceeds from maturities and sales of short-term investments	348,281	—	—
Purchases of deferred compensation investments	(2,031)	(64)	—
Net cash used in investing activities	(340,650)	(556,658)	(564,516)
Financing activities
Payments of debt issuance costs related to revolving line of credit	—	—	(219)
Payments of debt issuance costs related to Senior Notes	—	—	(1,581)
Repayment of loan payable	—	(1,591)	—
Proceeds from issuance of common stock upon exercise of stock options	8,695	8,655	15,899
Proceeds from issuance of common stock under the employee stock purchase plan	76,375	59,419	50,277
Capital contributions from non-controlling interest holders	8,088	10,954	8,155
Net cash provided by financing activities	93,158	77,437	72,531
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	1,958	(1,495)	(4,774)
Net increase in cash, cash equivalents and restricted cash	920,673	460,291	78,025
Cash, cash equivalents and restricted cash at beginning of period	2,456,924	1,996,633	1,918,608
Cash, cash equivalents and restricted cash at end of period	$3,377,597	$2,456,924	$1,996,633
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	3,375,069	2,455,369	1,996,633
Restricted cash included in prepaid expenses and other assets	2,528	1,555	—
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	3,377,597	2,456,924	1,996,633
Supplemental disclosure of cash flow information:
Interest paid	$22,500	$22,551	$13,088
Income taxes paid, net of refunds received	$22,608	$11,943	$74,677
Supplemental disclosure of non-cash investing and financing activities:
Net (decrease) increase in property and equipment included in accounts payable and accrued expenses	$(3,081)	$22,421	$6,522
Vesting of early exercised stock options	$—	$2,204	$3,165
Equity consideration for acquisitions	$652	$50	$4,011
Operating lease liabilities arising from obtaining operating right of-use assets	$16,445	$18,464	$4,867
Proceeds from sales of strategic investments not yet received	$8,774	$—	$—
Stock-based compensation included in capitalized software development costs and fixed assets	$31,919	$20,193	$10,879
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies
Business
CrowdStrike Holdings, Inc. (the “Company”) was formed on November 7, 2011. The Company is a global cybersecurity leader that delivers cybersecurity’s AI-native platform for the XDR era, purpose-built to stop breaches. The Company’s unified platform provides cloud-delivered protection of endpoints, cloud workloads, identity, and data via a software as a service (“SaaS”) subscription-based model that spans multiple large security markets, including corporate endpoint security, security and IT operations, managed security services, next-gen SIEM, cloud security, identity protection, threat intelligence, data protection, exposure management and cybersecurity generative AI. The Company conducts its business in the United States, as well as locations internationally, including in Australia, Germany, India, Israel, Romania, and the United Kingdom.
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
There were no channel partners or direct customers who represented 10% or more of the Company’s accounts receivable as of January 31, 2024 and January 31, 2023.
There were no channel partners or direct customers who represented 10% or more of the Company’s total revenue during the fiscal years ended January 31, 2024, January 31, 2023, and January 31, 2022.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Cash Equivalents and Short-term Investments
The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents are mainly comprised of money market funds, U.S. Treasury bills, and time deposits. The Company had $3.1 billion and $1.6 billion of cash equivalents as of January 31, 2024 and January 31, 2023, respectively.
Short-term investments consist of U.S. Treasury bills and time deposits with original maturities greater than three months but less than one year. The Company had $99.6 million and $250.0 million of short-term investments as of January 31, 2024 and January 31, 2023, respectively. The Company classifies investments in U.S. Treasury bills as available-for-sale securities at the time of purchase and re-evaluates the designations as of each balance sheet date. The Company classifies its available-for-sale securities as short-term investments based on their nature and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, included in accumulated other comprehensive income (loss). Unrealized losses are recorded in other income (expense), net, for declines in fair value below the cost of an individual investment that is deemed to be other-than-temporary. The Company did not identify any available-for-sale securities as other-than-temporarily impaired as of January 31, 2024 and January 31, 2023. Realized gains and losses from the sale of available-for-sale securities are determined based on a specific identification method and are recorded in other income (expense), net.
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
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash equivalents, short-term investments, strategic investments, accounts receivable, accounts payable, accrued expenses, the Senior Notes, and investments for the Company’s deferred compensation plan. The carrying values of cash equivalents, short-term investments, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term nature. If these financial instruments were measured at fair value in the consolidated financial statements, money market funds, accounts receivable, accounts payable, accrued expenses, and investments for the Company’s deferred compensation plan would be classified as Level 1, and U.S. treasury securities included in cash equivalents and short-term investments would be classified as Level 2. The Senior Notes are carried at the initially allocated liability value less unamortized debt discount and issuance costs on the Company’s consolidated balance sheets. The Company discloses the fair value of the Senior Notes at each reporting period for disclosure purposes only. The

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Company's investments related to the deferred compensation plan are invested within a Rabbi Trust. Participants in the deferred compensation plan may select the securities in which their compensation deferrals are invested within the confines of the Rabbi Trust. These securities are marked-to-market each reporting period. Refer to Note 2, Investments and Fair Value Measurements, regarding the fair value of the Company’s non-marketable securities and deferred compensation investments and Note 4, Debt, for the fair value of the Company’s Senior Notes.
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
Goodwill and Intangible Assets
The Company evaluates and tests goodwill for impairment at least annually, on January 31, or more frequently if circumstances indicate that goodwill may not be recoverable. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its one reporting unit is less than its carrying value. In assessing the qualitative factors, the Company considers the impact of certain key factors including macroeconomic conditions, industry and market considerations, management turnover, changes in regulation, litigation matters, changes in enterprise value, and overall financial performance. If the Company determines it is more likely than not that the fair value of its one reporting unit is less than its carrying value, a quantitative test is performed by estimating the fair value of its reporting unit, including goodwill, and comparing it to its carrying value. If the fair value is lower than the carrying value, the excess is recognized as an impairment loss. No impairment losses were recorded during the fiscal years ended January 31, 2024, January 31, 2023, or January 31, 2022. See Note 3, Balance Sheet Components, and Note 11, Acquisitions, to the consolidated financial statements for more information.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Acquired intangible assets mainly consisting of developed technology, customer relationships, intellectual property and other acquired intangible assets are stated at fair value at the acquisition date and are amortized on a straight-line basis over their estimated economic lives, which are generally one to 20 years. The Company reviews the carrying amounts of intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. No impairment indicators were identified by the Company and no impairment losses were recorded by the Company during the fiscal years ended January 31, 2024, January 31, 2023, and January 31, 2022.
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
The Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset (or asset group) may not be recoverable. Events and changes in circumstances considered by the Company in determining whether the carrying value of long-lived assets may not be recoverable, include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, and changes in the Company’s business strategy. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (an “asset group”). An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than its carrying amount. No impairment indicators were identified by the Company and no impairment losses were recorded by the Company during the fiscal years ended January 31, 2024, January 31, 2023, and January 31, 2022.
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
Advertising
Most advertising costs are expensed as incurred, except for certain production costs that are deferred and expensed at the first time the advertising takes place. The Company incurred $79.9 million, $53.8 million, and $50.5 million of advertising costs during the fiscal years ended January 31, 2024, January 31, 2023, and January 31, 2022, respectively.
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
The Plan’s assets consist of marketable securities held in a Rabbi Trust and are included in other long-term assets in the consolidated balance sheets because they are intended to fund the Plan’s long-term liabilities. They are not available for use in the Company’s daily operations and are not intended to be sold within a short period of time after purchase. The marketable securities were recorded at fair value based on quoted market prices and were $2.3 million and immaterial as of January 31, 2024 and January 31, 2023, respectively. The deferred compensation liability was $2.3 million and immaterial as of January 31, 2024 and January 31, 2023, respectively, and is included in other liabilities, noncurrent in the consolidated balance sheets. Gains and losses on deferred compensation investments are included in other income (expense), net, and corresponding changes in the deferred compensation liability are included in operating expenses and cost of revenue. Changes in the fair value of the deferred compensation asset and liability were immaterial for the fiscal years ended January 31, 2024 and January 31, 2023, respectively.
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
The Company uses the non-cancellable lease term when recognizing the ROU assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised. The Company accounts for the lease and non-lease components as a single lease component.
Leases with a term of twelve months or less are not recognized on the consolidated balance sheets but are recognized as expense on a straight-line basis over the term of the lease.
Debt Issuance Costs
Debt issuance costs incurred in connection with securing the Company’s financing arrangements are generally presented in the consolidated balance sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. However, the Company has chosen to present debt issuance costs under other long-term assets for its revolving credit facility on the consolidated balance sheets regardless of whether the Company has any outstanding borrowings on the revolving credit facility. Debt issuance costs, net of accumulated amortization, were $4.0 million and $4.5 million as of

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
January 31, 2024 and January 31, 2023, respectively. Debt issuance costs associated with the Senior Notes are recorded as a reduction to the carrying value of the Senior Notes on the consolidated balance sheets. The unamortized issuance costs relating to the Senior Notes were $1.6 million and $2.0 million as of January 31, 2024 and January 31, 2023, respectively.
All deferred financing costs are amortized to interest expense. The effective interest method is used for debt issuance costs related to the Senior Notes. Debt issuance costs related to the revolving credit facility are amortized over the term of the financing arrangement under the straight-line method. The Company’s amortization of these costs was $1.6 million, $1.3 million, and $1.0 million for the fiscal years ended January 31, 2024, 2023, and 2022, respectively.
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
Net Income (Loss) per Share
The Company computes basic and diluted net income (loss) per share attributable to common stockholders for Class A and Class B common stock using the two-class method required for participating securities. Under the two-class method, basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of outstanding stock options, RSUs, PSUs, Special PSUs, ESPP obligations, and founder holdbacks. The dilutive potential shares are computed using the treasury stock method. The effects of the outstanding stock options, RSUs, PSUs, Special PSUs, ESPP obligations, and founders holdbacks are excluded from the computation of the diluted earnings per share in periods in which the effect would be anti-dilutive.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. For public business entities, this ASU was effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted this guidance on February 1, 2023, which did not have a material effect on its condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity's effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of this new guidance to have a material impact on its disclosures within the consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard requires disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount for other segment items required to reconcile the difference between segment revenue and segment expenses to segment profit or loss along with a description of their composition, and the title and position of the entity's CODM. The update also expands interim segment disclosure requirements. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact of this new guidance on its disclosures within the consolidated financial statements.
2. Investments and Fair Value Measurements
The Company follows ASC 820, Fair Value Measurements, with respect to cash equivalents, short-term investments and deferred compensation investments that are measured at fair value on a recurring basis. Under the standard, fair value is defined as the exit price, or the amount that would be received to sell an asset or a liability in an orderly transaction between market participants as of the measurement date. The standard also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available in the circumstances.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	January 31, 2024				January 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents(2)
Money market funds	$2,360,173	$—	$—	$2,360,173	$64,752	$—	$—	$64,752
U.S. Treasury securities	—	693,599	—	693,599	—	—	—	—
Short-term investments(1)
U.S. Treasury securities	—	99,591	—	99,591	—	—	—	—
Other assets
Deferred compensation investments	2,271	—	—	2,271	64	—	—	64
Total assets	$2,362,444	$793,190	$—	$3,155,634	$64,816	$—	$—	$64,816
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
As of January 31, 2024, the Company’s U.S. Treasury securities are carried at fair value and there were no material realized or unrealized gains or losses, either individually or in aggregate. There were no U.S. Treasury securities as of January 31, 2023.
The following summarizes the changes in the net carrying value of strategic investments, which are Level 3, within the fair value hierarchy for the fiscal years ended January 31, 2024 and January 31, 2023 (in thousands):

	January 31,
	2024	2023

Carrying amount, beginning of period	$47,270	$23,632
Adjustments related to non-marketable securities:
Purchases	17,177	21,807
Unrealized net gains (loss) due to changes in fair value	(1,459)	1,831
Sales of investments	(6,838)	—
Other	94	—
Carrying amount, end of period	$56,244	$47,270
Cumulative unrealized gains and losses on strategic investments held as of January 31, 2024 are $9.3 million and $4.4 million, respectively.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
3. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	January 31,
	2024	2023

Data center and other computer equipment	$525,890	$297,585
Capitalized internal-use software and website development costs	183,117	113,276
Leasehold improvements	39,168	24,944
Purchased software	10,907	6,384
Furniture and equipment	8,524	7,412
Construction in progress	190,832	259,013
	958,438	708,614
Less: Accumulated depreciation and amortization	(338,266)	(216,279)
Property and equipment, net	$620,172	$492,335
Construction in progress primarily includes data center equipment purchased that has not yet been placed in service. Data center equipment that was purchased but not yet been placed into service was $167.5 million and $245.4 million as of January 31, 2024 and January 31, 2023, respectively.
Depreciation and amortization expense of property and equipment was $126.8 million, $77.2 million, and $54.4 million, during the fiscal years ended January 31, 2024, January 31, 2023, and January 31, 2022, respectively.
The Company capitalized $77.9 million, $49.3 million, and $30.7 million in internal-use software and website development costs during the fiscal years ended January 31, 2024, January 31, 2023, and January 31, 2022, respectively. Amortization expense associated with internal-use software and website development costs totaled $37.3 million, $21.5 million, and $12.4 million during the fiscal years ended January 31, 2024, January 31, 2023, and January 31, 2022, respectively. The net book value of capitalized internal-use software and website development costs was $106.9 million and $66.3 million as of January 31, 2024 and January 31, 2023, respectively.
Intangible Assets, Net
Total intangible assets, net consisted of the following (dollars in thousands):

	January 31, 2024			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount

				(in months)
Developed technology	$131,346	$41,854	$89,492	60
Customer relationships	17,027	5,825	11,202	68
Intellectual property and other acquired intangible assets	15,842	2,018	13,824	123
Total	$164,215	$49,697	$114,518

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements

	January 31, 2023			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount

				(in months)
Developed technology	$101,452	$25,866	$75,586	68
Customer relationships	12,032	3,831	8,201	61
Intellectual property and other acquired intangible assets	4,717	1,615	3,102	147
Total	$118,201	$31,312	$86,889
Amortization expense of intangible assets was $18.4 million, $16.6 million, and $12.9 million, during the fiscal years ended January 31, 2024, January 31, 2023, and January 31, 2022, respectively.
The estimated aggregate future amortization expense of intangible assets as of January 31, 2024 was as follows (in thousands):

Total
Fiscal 2025	$23,089
Fiscal 2026	21,990
Fiscal 2027	19,817
Fiscal 2028	19,326
Fiscal 2029	16,573
Thereafter	13,723
Total amortization expense	$114,518
Goodwill
The change in goodwill during the fiscal year ended January 31, 2024 consisted of the following (in thousands):

Amounts
Goodwill as of January 31, 2023	$430,645
Goodwill acquired (1)	207,450
Foreign currency translation	(54)
Goodwill as of January 31, 2024	$638,041
__________________________________
(1)Goodwill acquired resulted from the acquisition of Bionic Technology. Refer to Note 11 for additional information.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	January 31,
	2024	2023

Web hosting services	$40,706	$65,589
Accrued purchases of property and equipment	16,190	20,157
Accrued marketing	14,623	11,435
Accrued partner commissions	13,584	5,800
Other accrued expenses	13,512	9,487
Accrued professional services	11,867	13,281
Accrued interest expense	10,375	10,375
Accrued health benefits and claims	5,039	1,760
Accrued expenses	$125,896	$137,884
Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following (in thousands):

	January 31,
	2024	2023

Accrued commissions	$116,870	$77,287
Accrued payroll and related expenses	58,579	39,907
Accrued bonuses	36,860	34,098
Employee Stock Purchase Plan	22,315	17,475
Accrued payroll and benefits	$234,624	$168,767
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
On January 6, 2022, the Company modified the A&R Credit Agreement (the “Amended A&R Credit Agreement”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto. There were no changes to the borrowing amounts or maturity date. Under the Amended A&R Credit Agreement, revolving loans are Alternate Base Rate (“ABR”) Loans. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect on such day plus 0.50%, and (c) the Term Secured Overnight Finance Rate (the “Term SOFR”) for a one-month tenor in effect on such day plus 1.00%, in each case plus a margin between (0.25)% and 0.25%, depending on the senior secured leverage ratio. The Company will be charged a commitment fee of 0.15% to 0.25% per year for committed but unused amounts, depending on the senior secured leverage ratio. The financial covenants require the Company to maintain a minimum consolidated interest coverage ratio of 3.00:1.00 and a maximum total leverage ratio of 5.50:1.00 stepping down to 3.50:1.00 over time. The Company was in compliance with all of its financial covenants as of January 31, 2024.
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
No amounts were outstanding under the Amended A&R Credit Agreement as of January 31, 2024.
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
The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs, and accretion of debt discount was $24.0 million during both fiscal years ended January 31, 2024 and January 31, 2023.
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
As of January 31, 2024, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Based on the trading prices of the Senior Notes, the fair value of the Senior Notes was approximately $671.2 million and $645.4 million as of January 31, 2024 and January 31, 2023, respectively. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.
5. Income Taxes
The Company’s geographical breakdown of its income (loss) before provision for income taxes for the fiscal years ended January 31, 2024, January 31, 2023, and January 31, 2022 is as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022

Domestic	$99,241	$(195,042)	$(179,334)
International	23,576	35,159	19,311
Income (loss) before provision for income taxes	$122,817	$(159,883)	$(160,023)
The components of the provision for income taxes during the fiscal years ended January 31, 2024, January 31, 2023, and January 31, 2022 are as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022

Current
Federal	$272	$—	$—
State	4,462	855	611
Foreign	30,885	20,241	85,700
Total current	35,619	21,096	86,311
Deferred
Federal	(307)	135	(363)
State	(343)	89	(63)
Foreign	(2,737)	1,082	(13,530)
Total deferred	(3,387)	1,306	(13,956)
Provision for income taxes	$32,232	$22,402	$72,355
The following table provides a reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes during the fiscal years ended January 31, 2024, January 31, 2023, and January 31, 2022 (in thousands):

	As of January 31,
	2024	2023	2022

Provision for income taxes at statutory rate	$25,527	$(33,777)	$(33,605)
State income taxes, net of federal benefits	4,118	944	673
Foreign tax rate differential	22,425	11,003	574
Research and other credits	(21,182)	(19,465)	(19,113)
Stock-based compensation	(31,852)	(47,335)	(145,964)
Non-deductible expenses	4,604	2,800	2,783
Change in valuation allowance	28,810	102,892	210,680
Tax impact of restructuring	—	5,340	57,236
Other	(218)	—	(909)
Provision for income taxes	$32,232	$22,402	$72,355

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The Company recognized income tax expense of $32.2 million, $22.4 million, and $72.4 million for the fiscal years January 31, 2024, January 31, 2023 and January 31, 2022, respectively. The tax expense for the fiscal year ended January 31, 2024 was primarily attributable to pre-tax earnings and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business. The tax expense for the fiscal years ended January 31, 2023 and January 31, 2022 was primarily attributable to pre-tax foreign earnings and withholding taxes related to customer payments in certain foreign jurisdictions and intercompany sales of intellectual property from acquisitions. Although the transfers of the intellectual property between consolidated entities did not result in any gain in the consolidated statements of operations, the Company generated a taxable gain in the respective foreign jurisdiction, resulting in an additional tax expense of $4.7 million and $57.2 million for the fiscal years ended January 31, 2023 and January 31, 2022, respectively.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities as of January 31, 2024 and January 31, 2023 are as follows (in thousands):

	As of January 31,
	2024	2023

Deferred tax assets
Net operating loss carryforwards	$420,803	$441,352
Research and other credit carryforwards	100,002	75,712
Intangible assets	81,551	62,650
Stock-based compensation	33,885	44,861
Deferred revenue	169,777	109,919
Accrued expenses	23,956	17,890
Operating lease liabilities	20,613	13,013
Capitalized research and development	320,708	286,124
Gross deferred assets	1,171,295	1,051,521
Less: Valuation allowance	(957,710)	(910,070)
Total deferred tax assets	213,585	141,451
Deferred tax liabilities
Property and equipment, net	(51,335)	(24,096)
Capitalized commissions	(128,302)	(99,397)
Intangible assets	(6,489)	—
Operating right-of-use assets	(19,956)	(12,285)
Other, net	(277)	(1,220)
Total deferred tax liabilities	(206,359)	(136,998)
Net deferred tax assets	$7,226	$4,453
The Company maintains a full valuation allowance on U.S. federal and state and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits, which the Company has determined are not realizable on a more-likely-than-not basis. The Company regularly evaluates the need for a valuation allowance. Due to recent profitability, a material reversal of the Company’s valuation allowance in U.S. jurisdictions in the foreseeable future is reasonably possible. During the fiscal years ended January 31, 2024, January 31, 2023, and January 31, 2022, the valuation allowance increased by $47.6 million, $139.2 million, and $357.0 million, respectively. The increases in the valuation allowance during the fiscal years ended January 31, 2024 and January 31, 2023 were primarily driven by U.S. operations. As of January 31, 2024, January 31, 2023, and January 31, 2022 the valuation allowance for deferred taxes was $957.7 million, $910.1 million, and $770.9 million, respectively.
As of January 31, 2024, the Company had aggregate federal and California net operating loss carryforwards of $1.5 billion and $243.9 million, respectively, which may be available to offset future taxable income for income tax purposes. The federal net operating losses are carried forward indefinitely, and California net operating loss carryforwards begin to expire in 2032 through 2043. As of January 31, 2024, net operating loss carryforwards for other states totaled $0.8 billion, which begin to expire in fiscal 2025 through fiscal 2043. As of January 31, 2024, net operating loss carryforwards for the U.K. totaled $78.0 million and Israel totaled $51.5 million, which are carried forward indefinitely.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
As of January 31, 2024, the Company had federal and California research and development (“R&D”) credit carryforwards of $113.9 million and $27.4 million, respectively. The federal R&D credit carryforwards will begin to expire in fiscal 2036 though fiscal 2044. The California R&D credits are carried forward indefinitely.
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
Total gross unrecognized tax benefits as of January 31, 2024, January 31, 2023, and January 31, 2022 were $58.9 million, $36.9 million, and $26.3 million, respectively. As of January 31, 2024, the Company had $12.7 million of unrecognized tax benefits, which, if recognized, would affect the Company’s effective tax rate due to the full valuation allowance. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of the income tax provision in the consolidated statements of operations. Cumulatively, the Company had incurred $1.4 million of interest and penalties related to unrecognized tax benefits as of January 31, 2024, and an insignificant amount of interest and penalties related to unrecognized tax benefits as of January 31, 2023, and January 31, 2022. During the fiscal year ended January 31, 2024, January 31, 2023, and January 31, 2022 the net increase in uncertain tax benefits was a result of research and development credits. The potential change in unrecognized tax benefits during the next 12 months is not expected to be material.
The following is a rollforward of the total gross unrecognized tax benefits for the fiscal years ended January 31, 2024, January 31, 2023, and January 31, 2022 (in thousands):

Balance as of February 1, 2021	$24,447
Increases in prior period tax positions	186
Decreases in prior period tax positions	(9,772)
Increases in current period tax positions	11,463
Balance as of January 31, 2022	26,324
Decreases in prior period tax positions	(2,122)
Increases in current period tax positions	12,699
Balance as of January 31, 2023	36,901
Increases in prior period tax positions	4,757
Decreases in prior period tax positions	(1,321)
Increases in current period tax positions	18,538
Balance as of January 31, 2024	$58,875
The Company files income tax returns in the U.S. federal, foreign, and various state jurisdictions. Tax years 2011 and onwards remain subject to examination by taxing authorities.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
6. Leases
Operating Leases
The Company has entered into non-cancellable operating lease agreements with various expiration dates through fiscal 2033. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.
Cash paid for amounts included in the measurement of operating lease liabilities were $15.4 million, $12.0 million, and $11.8 million for the fiscal years ended January 31, 2024, January 31, 2023, and January 31, 2022, respectively. Operating lease liabilities arising from obtaining operating right of-use assets were $16.4 million and $18.5 million for the fiscal years ended January 31, 2024 and January 31, 2023, respectively.
The weighted-average remaining lease terms were 3.7 years and 3.5 years as of January 31, 2024 and January 31, 2023, respectively. The weighted-average discount rates were 5.7% and 4.5% as of January 31, 2024 and January 31, 2023, respectively.
The components of lease costs were as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022
Lease cost
Operating lease cost	$15,510	$11,084	$11,262
Short-term lease cost	3,664	2,344	1,918
Variable lease cost	8,480	8,279	4,874
Total lease cost	$27,654	$21,707	$18,054
Sublease income for fiscal year ended January 31, 2024 was immaterial. There was no sublease income for the fiscal years ended January 31, 2023, or January 31, 2022. As of January 31, 2024, the Company has not entered into non-cancellable operating leases with terms greater than 12 months that have not yet commenced.
The maturities of the Company’s non-cancellable operating lease liabilities are as follows (in thousands):

January 31, 2024

Fiscal 2025	$15,290
Fiscal 2026	13,567
Fiscal 2027	8,585
Fiscal 2028	8,269
Fiscal 2029	4,482
Thereafter	6,078
Total operating lease payments	56,271
Less: imputed interest	(5,891)
Present value of operating lease liabilities	$50,380

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
Stock options granted during both fiscal years ended January 31, 2024 and January 31, 2023 were immaterial.
The fair value of stock options was generally estimated on the date of grant using the following assumptions during the fiscal year ended January 31, 2022:

Year Ended January 31, 2022

Expected term (in years)	3.82 – 5.63
Risk-free interest rate	0.6% – 1.0%
Expected stock price volatility	36.1% – 37.1%
Dividend yield	—%
The following table is a summary of stock option activity for the fiscal year ended January 31, 2024:

	Number of Shares	Weighted- Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2023	2,869	$8.52
Granted	51	$39.09
Exercised	(1,146)	$7.58
Canceled	(20)	$65.82
Options outstanding at January 31, 2024	1,754	$9.37
Options vested and expected to vest at January 31, 2024	1,754	$9.37
Options exercisable at January 31, 2024	1,591	$8.98

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Options outstanding include 131,996 options that were unvested and exercisable as of January 31, 2024.
The aggregate intrinsic value of options vested and exercisable was $451.0 million, $247.2 million, and $480.5 million as of January 31, 2024, January 31, 2023, and January 31, 2022, respectively. The weighted-average remaining contractual term of options vested and exercisable was 4.2 years, 4.8 years, and 5.7 years as of January 31, 2024, January 31, 2023, and January 31, 2022, respectively.
The weighted-average grant date fair values of all options granted was $126.16, $116.26, and $180.08 per share during the fiscal years ended January 31, 2024, January 31, 2023, and January 31, 2022, respectively. The total intrinsic value of all options exercised was $190.1 million, $166.8 million, and $570.9 million during the fiscal years ended January 31, 2024, January 31, 2023, and January 31, 2022, respectively.
The aggregate intrinsic value of stock options outstanding as of January 31, 2024, January 31, 2023, and January 31, 2022 was $496.7 million, $279.4 million, and $678.0 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options, multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 4.3 years, 5.0 years, and 6.1 years as of January 31, 2024, January 31, 2023, and January 31, 2022, respectively.
Total unrecognized stock-based compensation expense related to unvested options was $4.3 million as of January 31, 2024. This expense is expected to be amortized over a weighted-average vesting period of 1.0 year.
Early Exercise of Employee Options
The 2011 Stock Plan allows for the early exercise of stock options for certain individuals as determined by the board of directors. The consideration received for an early exercise of an option is a deposit of the exercise price, and the related dollar amount is recorded as a liability for early exercise of unvested stock options in the consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination or for any reason, including death and disability, at the price paid by the purchaser for such shares. There were no issued shares of common stock related to early exercised stock options during the fiscal year ended January 31, 2024 or January 31, 2023. As of January 31, 2024 and January 31, 2023, there were no shares of common stock related to early exercised stock options subject to repurchase. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company includes unvested shares subject to repurchase in the number of shares outstanding in the consolidated balance sheets and statements of stockholders’ equity.
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
Total unrecognized stock-based compensation expense related to unvested RSUs was $1.5 billion as of January 31, 2024. This expense is expected to be amortized over a weighted-average vesting period of 2.8 years.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Total unrecognized stock-based compensation expense related to unvested PSUs was $76.0 million as of January 31, 2024. This expense is expected to be amortized over a weighted-average vesting period of 1.2 years.
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
Total unrecognized stock-based compensation expense related to the unvested portion of the Special PSU Awards was $30.7 million as of January 31, 2024. This expense is expected to be amortized over a weighted-average vesting period of 1.6 years.
The following table is a summary of RSUs, PSUs, and the Special PSU Awards activities for the fiscal year ended January 31, 2024:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2023	10,050	$158.08
Granted	6,312	$158.87
Released	(4,041)	$136.75
Performance adjustment (1)	155	$211.22
Forfeited	(1,508)	$163.54
RSUs and PSUs outstanding at January 31, 2024	10,968	$167.84
RSUs and PSUs expected to vest at January 31, 2024(2)	10,263	$164.78
___________________________
(1)    The performance adjustment represents adjustments in shares outstanding due to the actual achievement of performance-based awards, the achievement of which was based upon pre-defined financial performance targets.
(2)    Excludes in progress PSUs and Special PSUs where pre-defined targets have not yet been achieved.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares is 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP allows for up to one increase in contribution during each purchase period. If an employee elects to increase his or her contribution, the Company treats this as an accounting modification. The ESPP also offers a two-year look-back feature, as well as a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. During the fiscal year ended January 31, 2023, there were ESPP rollovers because the Company’s closing stock price on the purchase date was lower than the Company’s closing stock price on the first day of the offering periods. As a result, these offering dates were rolled over to a new 24-month offering period through December 12, 2024. These rollovers were accounted for as a modification to the original offerings. The total incremental expense as a result of the rollover and contribution modifications was $58.6 million, which will be recognized over the new or remaining offering periods. Total incremental expense as a result of contribution modifications during the fiscal year ended January 31, 2024 was $7.3 million, which will be recognized over the remaining offering periods.
Employee payroll contributions ultimately used to purchase shares are reclassified to Stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued as of January 31, 2024 and January 31, 2023 totaled $22.3 million and $17.5 million, respectively, and are included within accrued payroll and benefits in the consolidated balance sheets.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of employee stock purchase rights granted under the Company’s stock plan:

Year Ended January 31,
	2024	2023	2022

Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Risk-free interest rate	0.2% – 5.3%	0.1% – 4.7%	0.0% – 1.9%
Expected stock price volatility	40.8% – 61.2%	39.6% – 67.4%	33.0% – 55.9%
Dividend yield	—%	—%	—%

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Stock-Based Compensation Expense
Stock-based compensation expense included in the consolidated statements of operations is as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022

Subscription cost of revenue	$43,886	$32,091	$22,044
Professional services cost of revenue	22,302	15,692	10,050
Sales and marketing	175,808	151,919	89,634
Research and development	205,896	174,711	102,027
General and administrative	183,627	152,091	86,197
Total stock-based compensation expense	$631,519	$526,504	$309,952
8. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service (in thousands, except percentages):

	Year Ended January 31,
	2024		2023		2022
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue

United States	$2,088,054	68%	$1,563,567	70%	$1,046,474	72%
Europe, Middle East, and Africa	467,928	15%	327,929	15%	200,198	14%
Asia Pacific	315,524	10%	228,124	10%	142,686	10%
Other	184,049	7%	121,616	5%	62,236	4%
Total revenue	$3,055,555	100%	$2,241,236	100%	$1,451,594	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the fiscal years ended January 31, 2024, January 31, 2023, and January 31, 2022.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $1,718.5 million and $1,126.9 million for the fiscal years ended January 31, 2024 and January 31, 2023, respectively, which was included in the corresponding contract liability balance at the beginning of the period.
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
Changes in deferred revenue were as follows (in thousands):

	Year Ended January 31,
	2024	2023

Beginning balance	$2,355,113	$1,529,321
Additions to deferred revenue	3,754,541	3,067,028
Recognition of deferred revenue	(3,055,555)	(2,241,236)
Ending balance	$3,054,099	$2,355,113

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years, and most subscription contracts are non-cancellable. Customers generally have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of January 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.6 billion. The Company expects to recognize approximately 60% of the remaining performance obligations in the 12 months following January 31, 2024 and 38% of the remaining performance obligations between 13 to 36 months, with the remainder to be recognized thereafter.
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
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to referral partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years, while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of six months and are included in sales and marketing expense in the consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the year ended January 31, 2024.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Year Ended January 31,
	2024	2023

Beginning balance	$447,088	$319,180
Capitalization of contract acquisition costs	374,116	298,716
Amortization of deferred contract acquisition costs	(238,901)	(170,808)
Ending balance	$582,303	$447,088

Deferred contract acquisition costs, current	$246,370	$186,855
Deferred contract acquisition costs, noncurrent	335,933	260,233
Total deferred contract acquisition costs	$582,303	$447,088

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
9. Commitments and Contingencies
Purchase Obligations
In the normal course of business, the Company enters into non-cancellable purchase commitments with various parties to purchase products and services such as data center capacity, advertising, technology, equipment, office renovations, corporate events, and consulting services. A summary of non-cancellable purchase obligations in excess of one year as of January 31, 2024, with expected date of payment is as follows (in thousands):

Total Commitments

Fiscal 2025	$220,707
Fiscal 2026	163,323
Fiscal 2027	124,015
Fiscal 2028	118,754
Fiscal 2029	95,956
Thereafter	24,876
Total purchase commitments	$747,631
Subsequent to January 31, 2024, the Company has committed to an additional $1.8 billion of non-cancellable purchase obligations from fiscal 2025 to fiscal 2031. These commitments are excluded from the table above and will be included in the table in subsequent periods.
On March 3, 2024, a wholly owned subsidiary of the Company entered into a definitive agreement to purchase Flow Security Ltd., a privately held company. The purchase price for the transaction will be approximately $115.0 million, subject to customary closing adjustments. The acquisition is expected to close in the first quarter of fiscal 2025.
Letters of Credit
The Company has unused unsecured standby letters of credit for securing its facilities in Tel Aviv, Israel, Sunnyvale, California and Austin, Texas. As of January 31, 2024 and January 31, 2023, the unused standby letters of credit were immaterial.
Litigation
In June 2022, the Company and Fair Isaac Corporation (“FICO”) resolved a trademark dispute that was pending before the Trademark Trial and Appellate Board (“TTAB”) at the U.S. Patent and Trademark Office. The TTAB dismissed all proceedings between the parties in July 2022.
In March 2022, Webroot, Inc. and Open Text, Inc. (collectively, “Webroot”) filed a lawsuit against the Company and CrowdStrike, Inc. in federal court in the Western District of Texas alleging that certain of the Company’s products infringe six patents held by them. In the complaint, Webroot sought unspecified damages, attorneys’ fees, and a permanent injunction. In May 2022, CrowdStrike, Inc. asserted counterclaims alleging that certain of Webroot’s products infringe two of its patents. In the filing, CrowdStrike, Inc. sought unspecified damages, reasonable fees and costs, and a permanent injunction. In September 2022, Webroot amended its complaint to assert six additional patents. In November 2023, CrowdStrike, Inc. entered into an agreement that provided for, among other things, the settlement and dismissal of the parties’claims and filed for dismissal. The amount attributable to the settlement was not material.
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
The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of January 31, 2024 or January 31, 2023.
10. Geographic Information
The Company’s property and equipment, net and operating lease right-of-use assets, are summarized by geographic area as follows (in thousands):

	January 31,
	2024	2023

United States	$539,580	$433,756
Germany	84,488	67,278
Other countries	44,315	31,237
Total property and equipment, net and operating lease right-of-use assets	$668,383	$532,271
11. Acquisitions
Bionic
On September 28, 2023, the Company acquired 100% of the equity interest of Bionic Stork, Ltd. (“Bionic”), a privately-held company that provides an Application Security Posture Management platform designed to proactively reduce and mitigate security, data privacy, and operational risks by analyzing application architecture and dependencies that run in production.
The acquisition has been accounted for as a business combination. The total consideration transferred consisted of $239.0 million in cash, net of $25.7 million of cash acquired, and $0.7 million representing the fair value of replacement equity awards attributable to pre-acquisition service. The remaining fair value of these replacement awards attributed to post-combination service was excluded from the purchase price. The purchase price was allocated on a preliminary basis, subject to working capital adjustment and continuing management analysis, to identified intangible assets, which include developed technology and customer relationships of $34.9 million, net tangible liabilities acquired of $2.7 million, and goodwill of $207.5 million, which was allocated to the Company’s one reporting unit and represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The goodwill was primarily attributable to the assembled workforce of Bionic, planned growth in new markets, and synergies expected to be achieved from the integration of Bionic. Goodwill is not deductible for income tax purposes.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Per the terms of the share purchase agreement with Bionic, certain unvested stock options held by Bionic employees were canceled and exchanged for replacement stock options under the 2019 Plan. Additionally, certain shares of Bionic stock held by Bionic employees were exchanged for shares of the Company’s Class A common stock, subject to service-based vesting and other conditions. Further, the Company granted RSUs and PSUs under the 2019 Plan to certain continuing employees. The awards that are subject to continued service are recognized ratably as stock-based compensation expense over the requisite service period. The awards that are subject to both continued service and specified performance targets are recognized over the requisite service period when it is probable that the performance condition will be satisfied.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful Life
		(in months)
Developed technology	$29,900	72
Customer relationships	5,000	96
Total intangible assets acquired	$34,900
Acquisition costs during the fiscal year ended January 31, 2024 were $4.1 million and are recorded in general and administrative and research and development expenses on the Company’s consolidated statements of operations.
The results of operations for the acquisition have been included in the Company’s consolidated financial statements from the date of acquisition. The acquisition of Bionic did not have a material impact on the Company’s consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
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
Acquisition costs during the fiscal year ended January 31, 2024 were not material and are recorded in research and development expenses on the Company’s consolidated statements of operations.
The results of operations for the above acquisitions have been included in the Company’s consolidated financial statements from the date of acquisition. The acquisitions did not have material impact on the Company’s consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
12. Net Income (Loss) Per Share Attributable to Common Stockholders
Basic and diluted net income (loss) per share attributable to CrowdStrike’s common stockholders is computed in conformity with the two-class method required for participating securities. Basic net income (loss) per share attributable to CrowdStrike common stockholders is computed by dividing the net income (loss) attributable to CrowdStrike by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to CrowdStrike common stockholders is calculated by dividing net income by the combination of the weighted-average number of common shares outstanding and the weighted-average number of dilutive common share equivalents during the period. The dilutive potential shares of common stock are comprised of outstanding stock options, RSUs, PSUs, Special PSUs, ESPP obligations, and founder holdbacks, and are computed using the treasury stock method. The effects of the outstanding stock options, RSUs, PSUs, Special PSUs, ESPP obligations, and founders holdbacks are excluded from the computation of the diluted net income per share in periods in which the effect would be anti-dilutive.
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
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to CrowdStrike common stockholders (in thousands, except per share data):

	Year Ended January 31,
	2024	2023	2022

Numerator:
Net income (loss) attributable to Class A and Class B CrowdStrike common stockholders	$89,327	$(183,245)	$(234,802)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B of CrowdStrike common stockholders, basic	238,637	233,139	227,142
Dilutive effect of common stock equivalents	4,998	—	—
Weighted-average shares used in computing net income (loss) per share attributable to Class A and Class B of CrowdStrike common stockholders, dilutive	243,635	233,139	227,142
Net income (loss) per share attributable to Class A and Class B CrowdStrike common stockholders, basic	$0.37	$(0.79)	$(1.03)
Net income (loss) per share attributable to Class A and Class B CrowdStrike common stockholders, diluted	$0.37	$(0.79)	$(1.03)
The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Year Ended January 31,
	2024	2023	2022

Shares of common stock subject to repurchase from outstanding stock options	—	—	198
RSUs and PSUs subject to future vesting	3,125	10,050	7,886
Shares of common stock issuable from stock options	1	2,869	3,938
Share purchase rights under the Employee Stock Purchase Plan	411	4,481	642
Potential common shares excluded from diluted net income (loss) per share	3,537	17,400	12,664

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The above table excludes founder holdbacks related to business combinations where a variable number of shares will be issued upon vesting to settle a fixed monetary amount of $3.6 million, contingent upon continued employment with the Company. The share price will be determined based on the Company’s average stock price or the volume weighted average stock price five days prior to each vesting date. During the fiscal year ended January 31, 2024, 27,330 shares were issued to settle founder holdbacks at a weighted average price of $157.85 per share.
As of January 31, 2024, the above table also excludes 689,358 weighted average shares of in progress PSUs and Special PSUs where pre-defined targets have not yet been achieved.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2024. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2024. The effectiveness of our internal control over financial reporting as of January 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended January 31, 2024, certain of our officers or directors listed below adopted or terminated trading arrangements for the sale of shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Plans
Name and Title	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Number of Shares to be Sold	Expiration
Godfrey Sullivan, Director	Termination	December 12, 2023	X		Up to 250,000 (175,000 shares were sold under the plan)	Plan is terminated. Was scheduled to expire upon the earlier of the date when all shares under plan were sold and December 31, 2024
Shawn Henry, Chief Security Officer	Adoption	December 20, 2023	X		Up to 119,224(3)	Earlier of when all shares under plan are sold and March 17, 2025
Burt Podbere, Chief Financial Officer	Adoption	December 29, 2023	X		Up to 100,000	Earlier of when all shares under plan are sold and March 31, 2025
(1)Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(3)Intended to permit Mr. Henry to sell (i) 50,000 shares, (ii) 29,109 shares subject to RSUs and (iii) 40,115 shares subject to PSUs. The actual number of shares subject to PSUs that may be sold is subject to satisfaction of the applicable performance conditions and may be equal to, greater than or less than 40,115 shares.
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
The information otherwise required by this Item will be included in our definitive proxy statement for our 2024 annual meeting of stockholders (the “2024 Proxy Statement”), which will be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2024, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to our 2024 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38933	3.1	June 14, 2019
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-38933	3.2	March 3, 2023
4.1	Amended and Restated Stockholders Agreement among the Registrant and certain holders of its capital stock, dated as of June 21, 2018, as amended on September 25, 2018 and April 17, 2019.	S-1	333-231461	4.1	May 14, 2019
4.2	Amended and Restated Registration Rights Agreement among the Registrant and certain holders of its capital stock, dated as of June 21, 2018.	S-1	333-231461	4.2	May 14, 2019
4.3	Class A common stock certificate of the Registrant.	S-1/A	333-231461	4.3	May 29, 2019
4.4	Description of Registrant’s securities.	10-K	001-38933	4.4	March 23, 2020
4.5	Indenture dated as of January 20, 2021, between CrowdStrike Holdings, Inc. and U.S. Bank National Association, as trustee	8-K	001-38933	4.1	January 20, 2021
4.6	First Supplemental Indenture, dated as of January 20, 2021, between CrowdStrike Holdings, Inc. and U.S. Bank National Association, as trustee	8-K	001-38933	4.2	January 20, 2021
4.7	Form of 3.000% Senior Notes due 2029 (included in Exhibit 4.9)	8-K	001-38933	4.2	January 20, 2021
10.1†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-231461	10.1	May 14, 2019
10.2†	2019 Equity Incentive Plan and related form agreement.	S-1/A	333-231461	10.2	May 29, 2019
10.3†	Form of Global Restricted Stock Unit Agreement Outside Directors – Annual Grant under the Company’s 2019 Equity Incentive Plan	10-Q	001-38933	10.1	September 3, 2020
10.4†	Form of Global Restricted Stock Unit Agreement Outside Directors – Initial Grant under the Company’s 2019 Equity Incentive Plan	10-K	001-38933	10.4	March 18, 2021
10.5†	CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan Global Performance Unit Agreement	10-Q	001-38933	10.1	June 3, 2020
10.6†	Amended and Restated 2011 Stock Incentive Plan and related form agreements.	S-1	333-231461	10.4	May 14, 2019
10.7†	Amended and Restated 2019 Employee Stock Purchase Plan and related form agreements.	10-Q	001-38933	10.2	September 1, 2021
10.8†	CrowdStrike Holdings, Inc. Corporate Incentive Plan.	10-Q	001-38933	10.1	June 1, 2023
10.9†	Outside Director Compensation Policy, as amended on June 21, 2023.	10-Q	001-38933	10.1	August 31, 2023
10.10†	Employment Agreement between the Registrant and George Kurtz, dated as of November 18, 2011.	S-1	333-231461	10.6	May 14, 2019
10.11†	Offer Letter between the Registrant and Burt W. Podbere, dated as of August 10, 2015.	S-1	333-231461	10.8	May 14, 2019
10.12	Office Lease Agreement between EQC Capitol Tower Property LLC and CrowdStrike, Inc., dated April 20, 2018.	10-K	001-38933	10.18	March 16, 2022
10.13	First Amendment to Office Lease Agreement between EQC Capitol Tower Property LLC and CrowdStrike, Inc., dated June 6, 2019.	10-K	001-38933	10.19	March 16, 2022
10.14	Amended and Restated Credit Agreement dated as of January 4, 2021, as amended on January 6, 2022 among CrowdStrike Holdings, Inc., as guarantor, CrowdStrike, Inc. as borrower, and Silicon Valley Bank and the other lenders party thereto.	10-K	001-38933	10.20	March 16, 2022

10.15†	Amended and Restated Performance Unit Agreement with George Kurtz, dated September 1, 2021, under the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan.	10-Q	001-38933	10.4	September 1, 2021
10.16†	Change in Control and Severance Agreement, dated as of September 1, 2021, by and between CrowdStrike Holdings, Inc. and George Kurtz.	10-Q	001-38933	10.3	September 1, 2021
10.17†	Performance Unit Agreement with Burt Podbere, dated January 12, 2022, under the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan.	8-K	001-38933	10.1	January 14, 2022
10.18†	Offer Letter between the Registrant and Shawn Henry, dated as of March 4, 2012.	10-Q	001-38933	10.2	June 4, 2021
10.19	Second Amendment to Office Lease between EQC Capitol Tower Property LLC and CrowdStrike, Inc., dated January 19, 2023	10-K	001-38933	10.26	March 8, 2023
10.20†	CrowdStrike, Inc. Deferred Compensation Plan Adoption Agreement, dated May 4, 2023.					X
10.21†	CrowdStrike, Inc, Deferred Compensation Plan, dated January 1, 2023.					X
21.1	List of Subsidiaries of the Registrant.					X
22.1	List of Subsidiary Guarantors	S-3ASR	333-252007	22.1	January 11, 2021
23.1	Consent of PricewaterhouseCoopers LLC, independent registered public accounting firm.					X
24.1	Power of Attorney (reference is made to the signature page hereto).					X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Recovery Policy					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document					X
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of March 6, 2024.

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

Signature	Title	Date

/s/ George Kurtz	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 6, 2024
George Kurtz

/s/ Burt W. Podbere	Chief Financial Officer (Principal Financial Officer)	March 6, 2024
Burt W. Podbere

/s/ Anurag Saha	Chief Accounting Officer (Principal Accounting Officer)	March 6, 2024
Anurag Saha

/s/ Gerhard Watzinger	Chairman of the Board of Directors	March 6, 2024
Gerhard Watzinger

/s/ Cary J. Davis	Director	March 6, 2024
Cary J. Davis

/s/ Denis J. O’Leary	Director	March 6, 2024
Denis J. O’Leary

/s/ Godfrey R. Sullivan	Director	March 6, 2024
Godfrey R. Sullivan

/s/ Johanna Flower	Director	March 6, 2024
Johanna Flower

/s/ Laura J. Schumacher	Director	March 6, 2024
Laura J. Schumacher

/s/ Roxanne S. Austin	Director	March 6, 2024
Roxanne S. Austin

/s/ Sameer K. Gandhi	Director	March 6, 2024
Sameer K. Gandhi