Form 10-Q
period 2024-04-30
CrowdStrike Holdings, Inc.
filed 2024-06-05
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑
As of May 30, 2024, the number of shares of the registrant’s Class A common stock outstanding was 230,883,142, and the number of shares of the registrant’s Class B common stock outstanding was 12,477,497.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CrowdStrike Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	April 30,	January 31,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$3,702,437	$3,375,069
Short-term investments	—	99,591
Accounts receivable, net of allowance for credit losses of $2.1 million and $2.2 million as of April 30, 2024 and January 31, 2024, respectively	702,856	853,105
Deferred contract acquisition costs, current	244,651	246,370
Prepaid expenses and other current assets	191,678	183,172
Total current assets	4,841,622	4,757,307
Strategic investments	58,419	56,244
Property and equipment, net	627,381	620,172
Operating lease right-of-use assets	48,598	48,211
Deferred contract acquisition costs, noncurrent	330,004	335,933
Goodwill	721,973	638,041
Intangible assets, net	122,024	114,518
Other long-term assets	91,964	76,094
Total assets	$6,841,985	$6,646,520
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,299	$28,180
Accrued expenses	102,116	125,896
Accrued payroll and benefits	216,695	234,624
Operating lease liabilities, current	16,020	14,150
Deferred revenue	2,309,329	2,270,757
Other current liabilities	18,227	23,672
Total current liabilities	2,683,686	2,697,279
Long-term debt	742,866	742,494
Deferred revenue, noncurrent	760,050	783,342
Operating lease liabilities, noncurrent	34,090	36,230
Other liabilities, noncurrent	52,511	50,086
Total liabilities	4,273,203	4,309,431
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of April 30, 2024 and January 31, 2024; no shares issued and outstanding as of April 30, 2024 and January 31, 2024.	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of April 30, 2024 and January 31, 2024; 230,676 shares and 229,380 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively; Class B common stock, $0.0005 par value; 300,000 shares authorized as of April 30, 2024 and January 31, 2024; 12,508 shares and 12,485 shares issued and outstanding as of April 30, 2024 and January 31, 2024, respectively.	122	121
Additional paid-in capital	3,556,194	3,364,328
Accumulated deficit	(1,016,016)	(1,058,836)
Accumulated other comprehensive loss	(4,760)	(1,663)
Total CrowdStrike Holdings, Inc. stockholders’ equity	2,535,540	2,303,950
Non-controlling interest	33,242	33,139
Total stockholders’ equity	2,568,782	2,337,089
Total liabilities and stockholders’ equity	$6,841,985	$6,646,520
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Revenue
Subscription	$872,172	$651,175
Professional services	48,864	41,405
Total revenue	921,036	692,580

Cost of revenue
Subscription	189,657	142,100
Professional services	35,346	27,130
Total cost of revenue	225,003	169,230

Gross profit	696,033	523,350

Operating expenses
Sales and marketing	350,114	281,107
Research and development	235,249	179,065
General and administrative	103,734	82,634
Total operating expenses	689,097	542,806

Income (loss) from operations	6,936	(19,456)
Interest expense	(6,511)	(6,387)
Interest income	45,850	30,521
Other income, net	7,656	230

Income before provision for income taxes	53,931	4,908

Provision for income taxes	7,667	4,409

Net income	46,264	499
Net income attributable to non-controlling interest	3,444	8
Net income attributable to CrowdStrike	$42,820	$491

Net income per share attributable to CrowdStrike common stockholders:
Basic	$0.18	$0.00
Diluted	$0.17	$0.00

Weighted-average shares used in computing net income per share attributable to CrowdStrike common stockholders:
Basic	242,389	236,414
Diluted	250,164	240,598
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2024	2023
Net income	$46,264	$499
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,089)	1,158
Unrealized loss on short-term investments, net of tax	(8)	—
Other comprehensive income (loss)	(3,097)	1,158
Less: Comprehensive income attributable to non-controlling interest	3,444	8
Total comprehensive income attributable to CrowdStrike	$39,723	$1,649
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended April 30, 2024 and 2023
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2024	241,865	$121	$3,364,328	$(1,058,836)	$(1,663)	$33,139	$2,337,089
Issuance of common stock upon exercise of options	92	—	823	—	—	—	823
Issuance of common stock under RSU and PSU release	1,224	1	(1)	—	—	—	—
Issuance of common stock for founders holdbacks related to acquisitions	3	—	889	—	—	—	889
Issuance of common stock for payment of board of director fees	—	—	88	—	—	—	88
Stock-based compensation expense, net of founder revest	—	—	181,633	—	—	—	181,633
Capitalized stock-based compensation	—	—	7,966	—	—	—	7,966
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	468	—	—	—	468
Net income	—	—	—	42,820	—	3,444	46,264
Non-controlling interest	—	—	—	—	—	(3,341)	(3,341)
Other comprehensive loss	—	—	—	—	(3,097)	—	(3,097)
Balances at April 30, 2024	243,184	$122	$3,556,194	$(1,016,016)	$(4,760)	$33,242	$2,568,782

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2023	235,777	$118	$2,612,705	$(1,148,163)	$(1,019)	$23,793	$1,487,434
Issuance of common stock upon exercise of options	375	—	2,651	—	—	—	2,651
Issuance of common stock under RSU and PSU release	933	—	—	—	—	—	—
Issuance of common stock for founders holdbacks related to acquisitions	13	—	1,649	—	—	—	1,649
Issuance of common stock for payment of board of director fees	1	—	79	—	—	—	79
Stock-based compensation expense, net of founder revest	—	—	129,130	—	—	—	129,130
Capitalized stock-based compensation	—	—	6,502	—	—	—	6,502
Net income	—	—	—	491	—	8	499
Non-controlling interest	—	—	—	—	—	5,257	5,257
Other comprehensive income	—	—	—	—	1,158	—	1,158
Balances at April 30, 2023	237,099	$118	$2,752,716	$(1,147,672)	$139	$29,058	$1,634,359
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)(unaudited)

	Three Months Ended April 30,
	2024	2023
Operating activities
Net income	$46,264	$499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,689	26,409
Amortization of intangible assets	5,995	4,174
Amortization of deferred contract acquisition costs	74,128	55,322
Non-cash operating lease cost	3,372	3,092
Stock-based compensation expense	183,125	130,856
Deferred income taxes	(255)	(255)
Realized gains on strategic investments	(6,881)	—
Non-cash interest expense	874	754
Accretion of short-term investments purchased at a discount	2,285	—
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable, net	150,249	165,089
Deferred contract acquisition costs	(66,480)	(49,532)
Prepaid expenses and other assets	(28,602)	(8,542)
Accounts payable	276	(18,596)
Accrued expenses and other liabilities	(16,629)	(36,576)
Accrued payroll and benefits	(17,692)	(17,281)
Operating lease liabilities	(4,531)	(3,199)
Deferred revenue	15,041	48,678
Net cash provided by operating activities	383,228	300,892
Investing activities
Purchases of property and equipment	(49,683)	(62,264)
Capitalized internal-use software and website development costs	(10,479)	(10,902)
Purchases of strategic investments	(1,658)	(10,513)
Proceeds from sales of strategic investments	10,407	—
Business acquisitions, net of cash acquired	(96,376)	—
Proceeds from maturities and sales of short-term investments	97,300	150,000
Purchases of deferred compensation investments	(609)	(290)
Net cash (used in) provided by investing activities	(51,098)	66,031
Financing activities
Proceeds from the issuance of common stock upon exercise stock options	823	2,651
Distributions to non-controlling interest holders	(3,841)	—
Capital contributions from non-controlling interest holders	500	5,257
Net cash (used in) provided by financing activities	(2,518)	7,908
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(1,917)	(190)
Net increase in cash, cash equivalents and restricted cash	327,695	374,641
Cash, cash equivalents and restricted cash at beginning of period	3,377,597	2,456,924
Cash, cash equivalents and restricted cash at end of period	$3,705,292	$2,831,565
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$3,702,437	$2,829,677
Restricted cash included in prepaid expenses and other assets	2,855	1,888
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$3,705,292	$2,831,565
Supplemental disclosure of cash flow information:
Interest paid	$11,250	$11,250
Income taxes paid, net of refunds received	7,594	3,377
Supplemental disclosure of non-cash investing and financing activities:
Net decrease in property and equipment included in accounts payable and accrued expenses	(17,655)	(22,479)
Equity consideration for acquisitions	468	—
Operating lease liabilities arising from obtaining operating right-of-use assets	1,759	13,847
Purchases of intangible assets included in accrued expenses and other liabilities	—	500
Proceeds from sales of strategic investments not yet received	4,734	—
Stock-based compensation included in capitalized software development costs and fixed assets	7,966	6,502
Noncash consideration for the purchase of strategic investments	3,319	—
Noncash consideration received from sales of strategic investments	3,319	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business and Significant Accounting Policies
Business
CrowdStrike Holdings, Inc. (the “Company”) was formed on November 7, 2011. The Company is a global cybersecurity leader that delivers cybersecurity’s AI-native platform for the XDR era, purpose-built to stop breaches. The Company’s unified platform provides cloud-delivered protection of endpoints, cloud workloads, identity, and data via a software as a service (“SaaS”) subscription-based model that spans multiple large security markets, including corporate endpoint security, security and IT operations, managed security services, next-gen SIEM, cloud security, identity protection, threat intelligence, data protection, exposure management and cybersecurity generative AI. The Company conducts its business in the United States, as well as locations internationally, including in Australia, Germany, India, Israel, Japan, Romania, and the United Kingdom.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2024, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three months ended April 30, 2024 are not necessarily indicative of the results to be expected for the year ending January 31, 2025 or for any other interim period or for any other future year.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 6, 2024.
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
There were no channel partners or direct customers who represented 10% or more of the Company’s accounts receivable as of April 30, 2024 or January 31, 2024.
There were no channel partners or direct customers who represented 10% or more of the Company’s total revenue for the three months ended April 30, 2024 or 2023.
Significant Accounting Policies
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2024. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three months ended April 30, 2024.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard requires disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items required to reconcile the difference between segment revenue and segment expenses to segment profit or loss along with a description of their composition, and the title and position of the entity's CODM. The update also expands interim segment disclosure requirements. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the condensed consolidated financial statements. The Company is currently evaluating the impact of this new guidance on its disclosures within the consolidated financial statements.
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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	April 30, 2024				January 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$1,940,184	$—	$—	$1,940,184	$2,360,173	$—	$—	$2,360,173
U.S. Treasury securities	—	1,493,492	—	1,493,492	—	693,599	—	693,599
Short-term investments
U.S. Treasury securities	—	—	—	—	—	99,591	—	99,591
Other assets
Deferred compensation investments	2,940	—	—	2,940	2,271	—	—	2,271
Total assets	$1,943,124	$1,493,492	$—	$3,436,616	$2,362,444	$793,190	$—	$3,155,634
There were no transfers between the levels of the fair value hierarchy during the periods presented.
As of April 30, 2024 and January 31, 2024, the Company’s U.S. Treasury securities were carried at fair value and there were no material realized or unrealized gains or losses, either individually or in aggregate.
Strategic Investments
The Company’s investments of privately held securities as of April 30, 2024, consisted of the following (in thousands):

	Privately held equity securities	Privately held debt and other securities	Total
Initial total cost	$52,548	$1,000	$53,548
Cumulative net gains	4,871	—	4,871
Carrying amount, end of period	$57,419	$1,000	$58,419
The Company’s investments of privately held securities as of January 31, 2024, consisted of the following (in thousands):

	Privately held equity securities	Privately held debt and other securities	Total
Initial total cost	$50,373	$1,000	$51,373
Cumulative net gains	4,871	—	4,871
Carrying amount, end of period	$55,244	$1,000	$56,244
As of both April 30, 2024 and January 31, 2024, the cumulative net gains of $4.9 million are comprised of upward adjustments of $9.3 million, less downward adjustments and impairment of $4.4 million.

Gains and Losses on Strategic Investments
The components of gains on strategic investments were as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Realized gains recognized on sales of privately held equity securities	$6,881	$—
Gains on strategic investments	$6,881	$—
Realized gains recognized on sales of privately held equity securities reflect the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later.
3. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2024	January 31, 2024
Data center and other computer equipment	$587,668	$525,890
Capitalized internal-use software and website development costs	207,850	183,117
Leasehold improvements	40,197	39,168
Purchased software	13,380	10,907
Furniture and equipment	8,932	8,524
Construction in progress	149,644	190,832
	1,007,671	958,438
Less: Accumulated depreciation and amortization	(380,290)	(338,266)
Property and equipment, net	$627,381	$620,172
Construction in progress primarily includes data center equipment purchased that has not yet been placed in service. Data center equipment that was purchased but not yet been placed into service was $133.6 million as of April 30, 2024.
Depreciation and amortization expense of property and equipment was $42.7 million and $26.4 million during the three months ended April 30, 2024 and April 30, 2023, respectively.
There was no impairment of property and equipment during the three months ended April 30, 2024 and April 30, 2023. The Company capitalized $17.5 million and $16.6 million in internal-use software and website development costs during the three months ended April 30, 2024 and April 30, 2023, respectively. Amortization expense associated with internal-use software and website development costs totaled $12.8 million and $7.5 million during the three months ended April 30, 2024 and April 30, 2023, respectively. The net book value of capitalized internal-use software and website development costs was $111.6 million and $106.9 million as of April 30, 2024 and January 31, 2024, respectively.
Intangible Assets, Net
Total intangible assets, net consisted of the following (dollars in thousands):

	April 30, 2024			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$144,839	$46,888	$97,951	59
Customer relationships	17,022	6,422	10,600	66
Intellectual property and other acquired intangible assets	15,842	2,369	13,473	121
Total	$177,703	$55,679	$122,024

	January 31, 2024			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$131,346	$41,854	$89,492	60
Customer relationships	17,027	5,825	11,202	68
Intellectual property and other acquired intangible assets	15,842	2,018	13,824	123
Total	$164,215	$49,697	$114,518
Amortization expense of intangible assets was $6.0 million and $4.2 million during the three months ended April 30, 2024 and April 30, 2023, respectively.
The estimated aggregate future amortization expense of intangible assets as of April 30, 2024 was as follows (in thousands):

Total
Fiscal 2025 (remaining nine months)	$19,003
Fiscal 2026	24,240
Fiscal 2027	22,064
Fiscal 2028	21,577
Fiscal 2029	18,823
Thereafter	16,317
Total amortization expense	$122,024
Developed technology, customer relationships, intellectual property and other acquired intangible assets are amortized over their estimated useful lives, generally on a straight-line basis, for periods ranging from 2 to 20 years.
Goodwill
The change in goodwill during the three months ended April 30, 2024 consisted of the following (in thousands):

Amounts
Goodwill as of January 31, 2024	$638,041
Goodwill acquired(1)	83,982
Foreign currency translation	(50)
Goodwill as of April 30, 2024	$721,973
(1)    Goodwill acquired resulted from the acquisition of Flow Security. Refer to Note 9 for additional information.
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	April 30, 2024	January 31, 2024
Web hosting services	$34,878	$40,706
Accrued marketing	15,694	14,623
Other accrued expenses	13,525	13,512
Accrued professional services	11,295	11,867
Accrued partner commissions	10,378	13,584
Accrued health benefits and claims	5,885	5,039
Accrued purchases of property and equipment	5,711	16,190
Accrued interest expense	4,750	10,375
Accrued expenses	$102,116	$125,896

Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following (in thousands):

	April 30, 2024	January 31, 2024
Accrued commissions	$84,602	$116,870
Employee Stock Purchase Plan	49,959	22,315
Accrued payroll and related expenses	46,229	58,579
Accrued bonuses	35,905	36,860
Accrued payroll and benefits	$216,695	$234,624
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
On January 6, 2022, the Company modified the A&R Credit Agreement (the “Amended A&R Credit Agreement”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto. There were no changes to the borrowing amounts or maturity date. Under the Amended A&R Credit Agreement, revolving loans are Alternate Base Rate (“ABR”) Loans. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect on such day plus 0.50%, and (c) the Term Secured Overnight Finance Rate (the “Term SOFR”) for a one-month tenor in effect on such day plus 1.00%, in each case plus a margin between (0.25)% and 0.25%, depending on the senior secured leverage ratio. The Company will be charged a commitment fee of 0.15% to 0.25% per year for committed but unused amounts, depending on the senior secured leverage ratio. The financial covenants require the Company to maintain a minimum consolidated interest coverage ratio of 3.00:1.00 and a maximum total leverage ratio of 5.50:1.00 stepping down to 3.50:1.00 over time. The Company was in compliance with all of its financial covenants as of April 30, 2024.
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
No amounts were outstanding under the Amended A&R Credit Agreement as of April 30, 2024 or January 31, 2024.

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
The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs, and accretion of debt discount was $6.0 million during the three months ended April 30, 2024 and 2023.
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
As of April 30, 2024, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.
Based on the trading prices of the Senior Notes, the fair value of the Senior Notes was approximately $658.3 million and $671.2 million as of April 30, 2024 and January 31, 2024, respectively. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.
5. Income Taxes
The Company recognized income tax expense of $7.7 million and $4.4 million for the three months ended April 30, 2024 and April 30, 2023, respectively. The tax expense for the three months ended April 30, 2024 and April 30, 2023 was primarily attributable to pre-tax earnings and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business. The Company’s effective tax rates of 14.2% and 89.8% for the three months ended April 30, 2024 and April 30, 2023, respectively, differ from the U.S. statutory tax rate primarily due to taxes in foreign jurisdictions and the full valuation allowance in the U.S.
Total gross unrecognized tax benefits were $79.5 million and $58.9 million as of April 30, 2024 and January 31, 2024, respectively, which is primarily attributable to research and development credits. As of April 30, 2024 and January 31, 2024, approximately $13.5 million and $12.7 million, respectively of unrecognized tax benefits, which, if recognized, would affect the Company’s effective tax rate due to the full valuation allowance. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of the income tax provision in the condensed consolidated statements of operations. The Company had incurred $1.7 million and $1.4 million of interest and penalties related to unrecognized tax benefits as of April 30, 2024 and January 31, 2024. The potential change in unrecognized tax benefits during the next 12 months is not expected to be material.

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
The Company maintains a full valuation allowance on U.S. federal and state and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits, which the Company has determined are not realizable on a more-likely-than-not basis. The Company regularly evaluates the need for a valuation allowance. Due to recent profitability, a material reversal of the Company’s valuation allowance in U.S jurisdictions in the foreseeable future is reasonably possible.
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
Stock Options
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model.
Stock options granted during the three months ended April 30, 2024 were immaterial. There were no stock options granted during the three months ended April 30, 2023.
The following table is a summary of stock option activity for the three months ended April 30, 2024:

	Number of Shares	Weighted-Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2024	1,754	$9.37
Granted	14	$3.25
Exercised	(92)	$8.96
Canceled	(6)	$66.67
Options outstanding at April 30, 2024	1,670	$9.32
Options vested and expected to vest at April 30, 2024	1,670	$9.32
Options exercisable at April 30, 2024	1,543	$9.09
Options outstanding include 87,998 options that were unvested and exercisable as of April 30, 2024.

The aggregate intrinsic value of options vested and exercisable was $437.5 million and $451.0 million as of April 30, 2024 and January 31, 2024, respectively. The weighted-average remaining contractual term of options vested and exercisable was 4.0 years and 4.2 years as of April 30, 2024 and January 31, 2024, respectively.
The weighted-average grant date fair values of all options granted was $325.22 per share and none during the three months ended April 30, 2024 and April 30, 2023, respectively. The total intrinsic value of all options exercised was $28.5 million and $45.1 million during the three months ended April 30, 2024 and April 30, 2023, respectively.
The aggregate intrinsic value of stock options outstanding as of April 30, 2024 and January 31, 2024 was $473.0 million and $496.7 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 4.1 years and 4.3 years as of April 30, 2024 and January 31, 2024, respectively.
Total unrecognized stock-based compensation expense related to unvested options was $7.3 million as of April 30, 2024. This expense is expected to be amortized over a weighted-average vesting period of 1.0 year.
Early Exercise of Employee Options
The 2011 and 2019 Stock Plans allow for the early exercise of stock options for certain individuals as determined by the board of directors. The consideration received for an early exercise of an option is a deposit of the exercise price and the related dollar amount is recorded as a liability for early exercise of unvested stock options in the condensed consolidated balance sheets. This liability is reclassified to additional paid-in capital as the awards vest. If a stock option is early exercised, the unvested shares may be repurchased by the Company in case of employment termination or for any reason, including death and disability, at the price paid by the purchaser for such shares. There were no issued shares of common stock related to early exercised stock options during the three months ended April 30, 2024 or April 30, 2023. As of April 30, 2024 and January 31, 2024, there were no shares of common stock related to early exercised stock options subject to repurchase. Common stock purchased pursuant to an early exercise of stock options is not deemed to be outstanding for accounting purposes until those shares vest. The Company includes unvested shares subject to repurchase in the number of shares outstanding in the condensed consolidated balance sheets and statements of stockholders’ equity.
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
Total unrecognized stock-based compensation expense related to unvested RSUs was $1.7 billion as of April 30, 2024. This expense is expected to be amortized over a weighted-average vesting period of 2.8 years.
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
Total unrecognized stock-based compensation expense related to unvested PSUs was $167.8 million as of April 30, 2024. This expense is expected to be amortized over a weighted-average vesting period of 1.5 years.

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
Total unrecognized stock-based compensation expense related to the unvested portion of the Special PSU Awards was $25.3 million as of April 30, 2024. This expense is expected to be amortized over a weighted-average vesting period of 1.0 year.
The following table is a summary of RSUs, PSUs and the Special PSU Awards activities for the three months ended April 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2024	10,968	$167.84
Granted	1,769	$302.26
Released	(1,224)	$143.19
Performance adjustment (1)	241	$132.83
Forfeited	(244)	$188.52
RSUs and PSUs outstanding at April 30, 2024	11,510	$189.94
RSUs and PSUs expected to vest at April 30, 2024 (2)	10,719	$186.57
(1)The performance adjustment represents adjustments in shares outstanding due to the actual achievement of performance-based awards, the achievement of which was based upon pre-defined financial performance targets.
(2)Excludes in progress PSUs and Special PSUs where pre-defined targets have not yet been achieved.
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
Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued as of April 30, 2024 and January 31, 2024 totaled $50.0 million and $22.3 million, respectively, and are included within accrued payroll and benefits in the condensed consolidated balance sheets.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of employee stock purchase rights granted under the Company’s ESPP:

Three Months Ended April 30,
	2024	2023
Expected term (in years)	0.5 – 2.0	0.5 – 2.0
Risk-free interest rate	0.2% – 5.3%	0.2% – 4.7%
Expected stock price volatility	40.8% – 61.2%	50.2% – 61.2%
Dividend yield	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended April 30,
	2024	2023
Subscription cost of revenue	$13,916	$8,966
Professional services cost of revenue	6,273	4,630
Sales and marketing	52,258	35,739
Research and development	66,742	44,381
General and administrative	43,936	37,140
Total stock-based compensation expense	$183,125	$130,856

7. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service (in thousands, except percentages):

	Three Months Ended April 30,
	2024		2023
	Amount	% Revenue	Amount	% Revenue
United States	$630,026	68%	$474,825	69%
Europe, Middle East, and Africa	141,612	15%	104,552	15%
Asia Pacific	93,462	10%	72,219	10%
Other	55,936	7%	40,984	6%
Total revenue	$921,036	100%	$692,580	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the three months ended April 30, 2024 and April 30, 2023.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $792.2 million and $596.4 million for the three months ended April 30, 2024 and April 30, 2023, which was included in the corresponding contract liability balance at the beginning of the period.
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
Changes in deferred revenue were as follows (in thousands):

	Three Months Ended April 30,
	2024	2023

	Carrying Amount
Beginning balance	$3,054,099	$2,355,113
Additions to deferred revenue	936,316	741,258
Recognition of deferred revenue	(921,036)	(692,580)
Ending balance	$3,069,379	$2,403,791
Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancellable. Customers generally have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of April 30, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.7 billion. The Company expects to recognize approximately 60% of the remaining performance obligations in the 12 months following April 30, 2024, and 39% of the remaining performance obligations between 13 to 36 months, with the remainder to be recognized thereafter.

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
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to referral partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years, while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of six months and are included in sales and marketing expense in the condensed consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the three months ended April 30, 2024 or April 30, 2023.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended April 30,
	2024	2023
Beginning balance	$582,303	$447,088
Capitalization of contract acquisition costs	66,480	49,532
Amortization of deferred contract acquisition costs	(74,128)	(55,322)
Ending balance	$574,655	$441,298

Deferred contract acquisition costs, current	$244,651	$186,901
Deferred contract acquisition costs, noncurrent	330,004	254,397
Total deferred contract acquisition costs	$574,655	$441,298

8. Commitments and Contingencies
Purchase Obligations
In the normal course of business, the Company enters into non-cancellable purchase commitments with various parties to purchase products and services such as data center capacity, advertising, technology, equipment, office renovations, corporate events, and consulting services. A summary of non-cancellable purchase obligations in excess of one year as of April 30, 2024, with expected date of payment is as follows (in thousands):

Total Commitments
Fiscal 2025 (remaining nine months)	$334,375
Fiscal 2026	473,071
Fiscal 2027	444,422
Fiscal 2028	453,175
Fiscal 2029	440,841
Thereafter	414,827
Total purchase commitments	$2,560,711
Litigation
In March 2022, Webroot, Inc. and Open Text, Inc. (collectively, “Webroot”) filed a lawsuit against the Company and CrowdStrike, Inc. in federal court in the Western District of Texas alleging that certain of the Company’s products infringe six patents held by them. In the complaint, Webroot sought unspecified damages, attorneys’ fees and a permanent injunction. In May 2022, CrowdStrike, Inc. asserted counterclaims alleging that certain of Webroot’s products infringe two of its patents. In the filing, CrowdStrike, Inc. sought unspecified damages, reasonable fees and costs, and a permanent injunction. In September 2022, Webroot amended its complaint to assert six additional patents. In November 2023, CrowdStrike, Inc. entered into an agreement that provided for, among other things, the settlement and dismissal of the parties’ claims and filed for dismissal. The amount attributable to the settlement was not material.
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
The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of April 30, 2024 or January 31, 2024.
9. Acquisitions
Flow Security

On March 26, 2024, the Company acquired 100% of the equity interest of Flow Security Ltd. (“Flow Security”), a leading provider of data security solutions.
The acquisition has been accounted for as a business combination. The total consideration transferred consisted of $96.4 million in cash, net of $0.8 million of cash acquired, and $0.5 million representing the fair value of replacement equity awards attributable to pre-acquisition service. The remaining fair value of these replacement awards attributed to post-combination service was excluded from the purchase price. The purchase price was allocated on a preliminary basis, subject to working capital adjustment and continuing management analysis, to developed technology of $13.5 million with a useful life of 72 months, net tangible liabilities acquired of $0.6 million, and goodwill of $84.0 million, which was allocated to the Company’s one reporting unit and represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The goodwill was primarily attributable to the assembled workforce of Flow Security, planned growth in new markets, and synergies expected to be achieved from the integration of Flow Security. Goodwill is not deductible for income tax purposes.
Per the terms of the share purchase agreement with Flow Security, certain unvested stock options held by Flow Security employees were canceled and exchanged for replacement stock options under the 2019 Plan. Additionally, certain shares of Flow Security stock held by Flow Security employees were exchanged for the right to receive shares of the Company’s Class A common stock, subject to service-based vesting and other conditions. Further, the Company agreed to grant RSUs and PSUs under the 2019 Plan to certain continuing employees. The awards that are subject to continued service are recognized ratably as stock-based compensation cost over the requisite service period. The awards that are subject to both continued service and specified performance targets are recognized over the requisite service period when it is probable that the performance condition will be satisfied.

Acquisition costs incurred during the three months ended April 30, 2024 were $2.5 million and are primarily recorded in general and administrative expenses on the Company’s condensed consolidated statements of operations.
The results of operations for the acquisition have been included in the Company’s condensed consolidated financial statements from the date of acquisition. The acquisition of Flow Security did not have a material impact on the Company’s condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
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
Acquisition costs during the three months ended April 30, 2024 were immaterial.
The results of operations for the acquisition have been included in the Company’s condensed consolidated financial statements from the date of acquisition. The acquisition of Bionic did not have a material impact on the Company’s condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
10. Net Income Per Share Attributable to Common Stockholders
Basic and diluted net income per share attributable to CrowdStrike’s common stockholders is computed in conformity with the two-class method required for participating securities. Basic net income per share attributable to CrowdStrike common stockholders is computed by dividing the net income attributable to CrowdStrike by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to CrowdStrike common stockholders is calculated by dividing net income by the combination of the weighted-average number of common shares outstanding and the effect of the weighted-average number of dilutive common share equivalents during the period. The dilutive potential shares of common stock are comprised of outstanding stock options, RSUs, PSUs, Special PSUs, ESPP obligations, and founder holdbacks, and are computed using the treasury stock method. The effects of the outstanding stock options, RSUs, PSUs, Special PSUs, ESPP obligations, and founders holdbacks are excluded from the computation of the diluted net income per share in periods in which the effect would be anti-dilutive.
The rights of the holders of Class A and Class B common stock are identical, except with the respect to voting and conversion rights. As such, the undistributed earnings are allocated equally to each share of common stock without class distinction and the resulting basic and diluted net income per share attributable to CrowdStrike common stockholders are the same for shares of Class A and Class B common stock.

The following table sets forth the computation of basic and diluted net income per share attributable to CrowdStrike common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2024	2023
Numerator:
Net income attributable to Class A and Class B CrowdStrike common stockholders	$42,820	$491
Denominator:
Weighted-average shares used in computing net income per share attributable to Class A and Class B of CrowdStrike common stockholders, basic	242,389	236,414
Dilutive effect of common stock equivalents	7,775	4,184
Weighted-average shares used in computing net income per share attributable to Class A and Class B of CrowdStrike common stockholders, dilutive	250,164	240,598
Net income per share attributable to Class A and Class B CrowdStrike common stockholders, basic	$0.18	$0.00
Net income per share attributable to Class A and Class B CrowdStrike common stockholders, diluted	$0.17	$0.00
The potential shares of common stock that were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	April 30, 2024	April 30, 2023
RSUs and PSUs subject to future vesting	118	5,832
Shares of common stock issuable from stock options	1	3
Share purchase rights under the Employee Stock Purchase Plan	—	1,020
Potential common shares excluded from diluted net income per share	119	6,855
The above table excludes founder holdbacks related to business combinations where a variable number of shares will be issued upon vesting to settle a fixed monetary amount of $21.1 million, contingent upon continued employment with the Company. The share price will be determined based on the Company’s average stock price or the volume weighted average stock price five days prior to each vesting date. During the three months ended April 30, 2024, 2,745 shares were issued to settle founder holdbacks at a weighted average price of $296.33 per share.
As of April 30, 2024, the above table also excludes 636,595 weighted average shares of in progress PSUs and Special PSUs where pre-defined targets have not yet been achieved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 31, 2024, filed with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading Special Note Regarding Forward-Looking Statements following the Table of Contents of this Quarterly Report on Form 10-Q. You should review the disclosure under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
CrowdStrike Holdings Inc. is a global cybersecurity leader that delivers cybersecurity’s AI-native platform for the XDR era, purpose-built to stop breaches. Founded in 2011, we reinvented cybersecurity for the cloud era and transformed the way cybersecurity is delivered and experienced by customers. When we started CrowdStrike, cyberattackers had an asymmetric advantage over legacy cybersecurity products that could not keep pace with the rapid changes in adversary tactics. We took a fundamentally different approach to solve this problem with the AI-native CrowdStrike Falcon XDR platform – the first, true cloud-native unified platform built with AI at the core, capable of harnessing vast amounts of security and enterprise data to deliver highly modular solutions through a single lightweight agent.
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
The following table sets forth our ARR as of the dates presented (dollars in thousands):

	As of April 30,
	2024	2023
Annual recurring revenue	$3,646,881	$2,733,931
Year-over-year growth	33%	42%
ARR grew to $3.6 billion as of April 30, 2024, of which $211.7 million was net new ARR added for the three months ended April 30, 2024. ARR grew to $2.7 billion as of April 30, 2023, of which $174.2 million was net new ARR added for the three months ended April 30, 2023.

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
Our dollar-based net retention rate was consistent with our expectations as of April 30, 2024. Our dollar-based net retention rate can fluctuate from period to period due to large customer contracts in a given period, which may reduce our dollar-based net retention rate in subsequent periods if the customer makes a larger upfront purchase and does not continue to increase the size of their purchases.
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

Other Income, Net. Other income, net consists primarily of gains and losses on strategic investments and foreign currency transaction gains and losses.
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
Results of Operations
The following tables set forth our condensed consolidated statements of operations for each period presented (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2024	2023
Revenue
Subscription	$872,172	$651,175	$220,997	34%
Professional services	48,864	41,405	7,459	18%
Total revenue	921,036	692,580	228,456	33%
Cost of revenue
Subscription	189,657	142,100	47,557	33%
Professional services	35,346	27,130	8,216	30%
Total cost of revenue	225,003	169,230	55,773	33%
Gross profit	696,033	523,350	172,683	33%
Operating expenses
Sales and marketing	350,114	281,107	69,007	25%
Research and development	235,249	179,065	56,184	31%
General and administrative	103,734	82,634	21,100	26%
Total operating expenses	689,097	542,806	146,291	27%
Income (loss) from operations	6,936	(19,456)	26,392	(136)%
Interest expense	(6,511)	(6,387)	(124)	2%
Interest income	45,850	30,521	15,329	50%
Other income, net	7,656	230	7,426	3,229%
Income before provision for income taxes	53,931	4,908	49,023	999%
Provision for income taxes	7,667	4,409	3,258	74%
Net income	46,264	499	45,765	9,171%
Net income attributable to non-controlling interest	3,444	8	3,436	42,950%
Net income attributable to CrowdStrike	$42,820	$491	$42,329	8,621%

The following table presents the components of our condensed consolidated statements of operations as a percentage of total revenue for the periods presented:

	Three Months Ended April 30,
	2024	2023

	%
Revenue
Subscription	95%	94%
Professional services	5%	6%
Total revenue	100%	100%
Cost of revenue
Subscription	21%	21%
Professional services	4%	4%
Total cost of revenue	24%	24%
Gross profit	76%	76%
Operating expenses
Sales and marketing	38%	41%
Research and development	26%	26%
General and administrative	11%	12%
Total operating expenses	75%	78%
Income (loss) from operations	1%	(3)%
Interest expense	(1)%	(1)%
Interest income	5%	4%
Other income, net	1%	—%
Income before provision for income taxes	6%	1%
Provision for income taxes	1%	1%
Net income	5%	—%
Net income attributable to non-controlling interest	—%	—%
Net income attributable to CrowdStrike	5%	—%
Comparison of the Three Months Ended April 30, 2024 and 2023
Revenue
The following shows total revenue from subscriptions and professional services for the three months ended April 30, 2024 as compared to the three months ended April 30, 2023 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2024	2023
Subscription	$872,172	$651,175	$220,997	34%
Professional services	48,864	41,405	7,459	18%
Total revenue	$921,036	$692,580	$228,456	33%
Total revenue increased by $228.5 million, or 33%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. Subscription revenue accounted for 95% and 94% of our total revenue for the three months ended April 30, 2024 and April 30, 2023, respectively. Professional services revenue accounted for 5% and 6% of our total revenue for the three months ended April 30, 2024 and April 30, 2023, respectively.
Subscription revenue increased by $221.0 million, or 34%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023, which was primarily driven by a combination of the addition of new customers and the sale of additional sensors and modules to existing customers.

Professional services revenue increased by $7.5 million, or 18%, for the three months ended April 30, 2024, compared to the three months ended April 30, 2023, which was primarily attributable to an increase in the number of professional service hours performed.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the three months ended April 30, 2024 as compared to the three months ended April 30, 2023 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2024	2023
Subscription	$189,657	$142,100	$47,557	33%
Professional services	35,346	27,130	8,216	30%
Total cost of revenue	$225,003	$169,230	$55,773	33%
Total cost of revenue increased by $55.8 million, or 33%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. Subscription cost of revenue increased by $47.6 million, or 33%, for the three months ended April 30, 2024, compared to the three months ended April 30, 2023. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $14.5 million driven by a 28% increase in average headcount, an increase in depreciation of data center equipment of $8.1 million, an increase in cloud hosting and related services cost of $6.4 million, an increase in amortization of internal-use software of $5.4 million, an increase in stock-based compensation expense of $4.9 million, an increase in allocated overhead costs of $4.5 million, an increase in hardware maintenance costs of $1.9 million, and an increase in employee health benefits of $1.4 million.
Professional services cost of revenue increased by $8.2 million, or 30%, for the three months ended April 30, 2024, compared to the three months ended April 30, 2023. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $3.4 million driven by a 14% increase in average headcount, an increase in consulting expense of $1.8 million, an increase in stock-based compensation expense of $1.6 million, and an increase in allocated overhead costs of $1.0 million.
The following shows gross profit and gross margin for subscriptions and professional services for the three months ended April 30, 2024 as compared to the three months ended April 30, 2023 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2024	2023
Subscription gross profit	$682,515	$509,075	$173,440	34%
Professional services gross profit	13,518	14,275	(757)	(5)%
Total gross profit	$696,033	$523,350	$172,683	33%

	Three Months Ended April 30,		Change %
	2024	2023
Subscription gross margin	78%	78%	—%
Professional services gross margin	28%	34%	(6)%
Total gross margin	76%	76%	—%
Subscription gross margin was relatively flat for the three months ended April 30, 2024, compared to the three months ended April 30, 2023.
Professional services gross margin decreased by 6% for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. The decrease in professional services gross margin was primarily due to decreased utilization during the three months ended April 30, 2024.

Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the three months ended April 30, 2024 as compared to the three months ended April 30, 2023 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2024	2023
Sales and marketing expenses	$350,114	$281,107	$69,007	25%

Sales and marketing expenses increased by $69.0 million, or 25%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $26.8 million driven by a 6% increase in sales and marketing average headcount, an increase in stock-based compensation of $16.5 million, an increase in marketing programs of $9.4 million, an increase in allocated overhead costs of $4.8 million, an increase in company events expenses of $3.3 million, an increase in travel expenses of $2.5 million, an increase in employee health benefits of $1.3 million, and an increase in term-based software licenses of $1.0 million, partially offset by a decrease in taxes and licenses of $1.4 million.
Research and Development
The following shows research and development expenses for the three months ended April 30, 2024 as compared to the three months ended April 30, 2023 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2024	2023
Research and development expenses	$235,249	$179,065	$56,184	31%
Research and development expenses increased by $56.2 million, or 31%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. This increase was primarily due an increase in stock-based compensation of $22.4 million, an increase in employee-related expenses of $21.4 million driven by a 10% increase in research and development average headcount, an increase in allocated overhead costs of $4.8 million, an increase in cloud hosting and related costs of $4.4 million, and an increase in depreciation of data center equipment of $0.9 million.
General and Administrative
The following shows general and administrative expenses for the three months ended April 30, 2024 as compared to the three months ended April 30, 2023 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2024	2023
General and administrative expenses	$103,734	$82,634	$21,100	26%
General and administrative expenses increased by $21.1 million, or 26%, for the three months ended April 30, 2024 compared to the three months ended April 30, 2023. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $6.8 million, an increase in employee-related expenses of $6.3 million driven by an 11% increase in general and administrative average headcount, an increase in consulting expense of $3.4 million, an increase in allocated overhead costs of $1.0 million, an increase in legal expense of $0.8 million, an increase in company events expense of $0.6 million, and an increase in travel expense of $0.4 million.

Interest Expense, Interest Income, and Other Income, Net
The following shows interest expense, interest income, and other income, net for the three months ended April 30, 2024 as compared to the three months ended April 30, 2023 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2024	2023
Interest expense	$(6,511)	$(6,387)	$(124)	2%
Interest income	$45,850	$30,521	$15,329	50%
Other income, net	$7,656	$230	$7,426	3,229%
Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense, accretion of debt discount for our Senior Notes issued in January 2021, and amortization of debt issuance costs on our secured revolving credit facility.
The increase in interest income for the three months ended April 30, 2024 compared to the three months ended April 30, 2023 was driven by increases in market interest rates and an increase in our cash and cash equivalents.
The increase in other income, net for the three months ended April 30, 2024 compared to the three months ended April 30, 2023 was primarily due to an increase in gains on sales of our strategic investments of $6.9 million.
Provision for Income Taxes
The following shows the provision for income taxes for the three months ended April 30, 2024 as compared to the three months ended April 30, 2023 (in thousands, except percentage):

	Three Months Ended April 30,		Change $	Change %
	2024	2023
Provision for income taxes	$7,667	$4,409	$3,258	74%
The increase in provision for income taxes of $3.3 million during the three months ended April 30, 2024 compared to the three months ended April 30, 2023 was primarily attributable to an increase in withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business.
Liquidity and Capital Resources
Our primary sources of liquidity as of April 30, 2024, consisted of: (i) $3.7 billion in cash and cash equivalents, which mainly consists of cash on hand and highly liquid investments in money market funds and U.S. Treasury bills, (ii) cash we expect to generate from operations, and (iii) available capacity under our $750.0 million senior secured revolving credit facility (the “A&R Credit Agreement”). We expect that the combination of our existing cash and cash equivalents, cash flows from operations, and the A&R Credit Agreement will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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
We have historically generated operating losses prior to fiscal 2024, as reflected in our accumulated deficit of $1.0 billion as of April 30, 2024. We expect to continue to make investments, particularly in sales and marketing and research and development. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.

We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2024, we had deferred revenue of $3.1 billion, of which $2.3 billion was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, or foreign currency forward contracts.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended April 30,
	2024	2023
Net cash provided by operating activities	$383,228	$300,892
Net cash (used in) provided by investing activities	(51,098)	66,031
Net cash (used in) provided by financing activities	(2,518)	7,908
Net change in cash, cash equivalents and restricted cash	327,695	374,641
Operating Activities

Net cash provided by operating activities during the three months ended April 30, 2024 was $383.2 million, which resulted from net income of $46.3 million, adjusted for non-cash charges of $305.3 million and net cash inflow of $31.6 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $183.1 million in stock-based compensation expense, $74.1 million of amortization of deferred contract acquisition costs, $42.7 million of depreciation and amortization, $6.0 million of amortization of intangibles assets, $3.4 million of non-cash operating lease costs, $2.3 million of accretion of short-term investments purchased at a discount, and $0.9 million of non-cash interest expense, partially offset by $6.9 million of realized gains on strategic investments. The net cash inflow from changes in operating assets and liabilities was primarily due to a $150.2 million decrease in accounts receivable and a $15.0 million increase in deferred revenue, partially offset by a $66.5 million increase in deferred contract acquisition costs, a $28.6 million increase in prepaid expenses and other assets, a $17.7 million decrease in accrued payroll and benefits, a $16.6 million decrease in accrued expenses and other liabilities, and a $4.5 million decrease in operating lease liabilities.
Investing Activities
Net cash used in investing activities of $51.1 million during the three months ended April 30, 2024 was primarily due to business acquisitions, net of cash acquired, of $96.4 million, which was related to the Flow Security acquisition, purchases of property and equipment of $49.7 million, capitalized internal-use software and website development costs of $10.5 million, purchases of strategic investments of $1.7 million, and purchases of deferred compensation investments of $0.6 million, partially offset by proceeds from maturities of short-term investments of $97.3 million, and proceeds from sales of strategic investments of $10.4 million.
Financing Activities
Net cash used in financing activities of $2.5 million during the three months ended April 30, 2024 was primarily due to distributions to non-controlling interest holders of $3.8 million, partially offset by proceeds from the exercise of stock options of $0.8 million, and capital contributions from non-controlling interest holders of $0.5 million.
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

Statement of Operations	Three Months Ended April 30, 2024
(in thousands)
Revenue	$919,867
Cost of revenue	232,309
Operating expenses	682,674
Income from operations	4,885
Net income	38,526
Net income attributable to CrowdStrike	38,526

	April 30, 2024	January 31, 2024

	(in thousands)
Current assets (excluding current intercompany receivables from non-Guarantors)	$4,670,257	$4,563,521
Current intercompany receivables from non-Guarantors	11,896	24,716
Noncurrent assets (excluding noncurrent intercompany receivables from non-Guarantors)	1,611,767	1,605,308
Noncurrent intercompany receivables from non-Guarantors	379,792	280,426
Current liabilities	2,591,588	2,605,892
Current intercompany payables to non-Guarantors	627	—
Noncurrent liabilities (excluding noncurrent intercompany payables to non-Guarantors)	1,565,135	1,586,566
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

Contractual Obligations and Commitments
During the three months ended April 30, 2024, there were no significant changes to our debt obligations related to the Senior Notes or our contractual obligations under our non-cancelable real estate arrangements, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
We have non-cancellable purchase commitments with various parties to purchase products and services entered in the normal course of business totaling $2.6 billion as of April 30, 2024, with remaining terms in excess of 12 months. We expect to fund these obligations with cash flows from operations and cash and cash equivalents on our balance sheet.
As of April 30, 2024, our unrecognized tax benefits included $13.5 million, which were classified as long-term liabilities due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended April 30, 2024, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2024, filed with the SEC on March 6, 2024.
Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice our customers at contract signing prior to commencement of subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. As of April 30, 2024, we had backlog of approximately $1.7 billion. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
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

Employees
As of April 30, 2024, we had 8,429 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risks during the three months ended April 30, 2024 compared to our disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2024. Based on such evaluation of our disclosure controls and procedures as of April 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from 4,965 employees as of January 31, 2022, to 8,429 employees as of April 30, 2024. Although we have experienced rapid growth historically, we may not sustain our current growth rates and our investments to support our growth may not be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
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
We have a history of losses, and while we have achieved profitability in fiscal 2024, we may not be able to achieve or sustain profitability in the future.
We have incurred net losses each year prior to fiscal 2024, and we may not achieve or maintain profitability in the future. We experienced net gains of $89.3 million for fiscal 2024, and net losses of $183.2 million, and $234.8 million for fiscal 2023, and fiscal 2022, respectively. As of April 30, 2024, we had an accumulated deficit of $1.0 billion. While we have experienced significant growth in revenue in recent periods, and have achieved profitability during fiscal 2024, we cannot assure you when or whether we will reach sustained profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our total revenue or improvements in our results of operations. We also have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
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
We derived approximately 28%, 30%, 32% and 32% of our total revenue from our international customers for fiscal 2022, fiscal 2023, fiscal 2024 and the three months ended April 30, 2024, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing data privacy and security laws and regulations, employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Increased scrutiny may also lead to technologies like AI becoming subject to new laws and regulations, such as the AI Act in the EU, or new applications of existing laws and regulations. Noncompliance by us, our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties with applicable regulations or requirements could subject us to:
•investigations, enforcement actions and sanctions;
•mandatory changes to our Falcon platform;
•disgorgement of profits, fines and damages;
•civil and criminal penalties or injunctions;
•claims for damages by our customers or channel partners;
•termination of contracts;
•loss of intellectual property rights;
•loss of our license to do business in the jurisdictions in which we operate; or
•temporary or permanent debarment from sales to government organizations.
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
We utilize AI, which could expose us to liability or adversely affect our business.
We incorporate novel uses of AI technologies, including generative AI, into our products and operations, such as our Falcon platform. AI is complex and rapidly evolving, and we face significant competition from other companies who may incorporate AI into their products more quickly or more successfully than us, as well as an evolving regulatory landscape. The introduction of AI, and particularly generative AI, a relatively new and emerging technology in the early stages of commercial use, into new or existing products may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. For example, generative AI has been known to produce a false or “hallucinatory” interferences or output, and certain generative AI uses machine learning and predictive analytics, which may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. Further, the use of AI presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability.
The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, privacy, data protection cybersecurity, consumer protection, competition, and equal opportunity laws and regulations, and are expected to be subject to new laws and regulations or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their cybersecurity and data protection laws to AI or are considering general legal frameworks for AI, such as the AI Act. For example, in Europe, on March 13, 2024, the European Parliament formally adopted a draft of the EU’s AI Act which is currently expected to be enacted in mid-2024, pending formal endorsement by the Council of the European Union and publication in the Official Journal of the EU. The current draft of the AI Act, if enacted, would establish, among other things, a risk-based governance framework for regulating AI systems in the EU by categorizing AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. If enacted in this form or a similar form, this regulatory framework is expected to have a material impact on the way AI is regulated in the EU and beyond.

As a fast-evolving and complicated technology subject to significant government attention, AI-related legislation and regulation may be developed and apply to AI in unexpected ways. We may not be able to anticipate how to respond to or comply with these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. The cost to comply with such frameworks could be significant and may increase our operating expenses. Additionally, if we do not have sufficient rights to use the data or other material or content on which our AI technologies rely, we may incur liability through the violation of applicable laws or regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party. Because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.
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
Sales of a substantial number of shares of our Class A common stock in the public market, including shares of Class A stock that have been converted from shares of Class B common stock, and particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock. As of May 30, 2024, we had 230,883,142 shares of Class A common stock outstanding and 12,477,497 shares of Class B common stock outstanding.
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

As of April 30, 2024, our executive officers, directors, one of our current stockholders and its respective affiliates held, in aggregate, 35% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale or other liquidity event and might ultimately affect the market price of our common stock.
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
As of April 30, 2024, we had $750.0 million principal amount of indebtedness outstanding (excluding intercompany indebtedness), and there is additional availability under our revolving facility of up to $750.0 million (excluding issued but undrawn letters of credit). Our indebtedness could have important consequences, including:
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

In addition, the Organization for Economic Cooperation and Development (“OECD”) has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. On October 8, 2021, the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation has since been extended to 2024 and, with respect to certain components of the plan, to 2025. Under Pillar Two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a jurisdictional basis. While substantial work remains to be completed by the OECD and national governments on the implementation of these proposals, future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. On February 1, 2023, the U.S. Financial Accounting Standards Board ("FASB") indicated that they believe the minimum tax imposed under Pillar Two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. In addition, the OECD’s proposed solution envisages new international tax rules and the removal of all Digital Services Taxes (“DST”). Notwithstanding this, some countries, in the European Union and beyond, continue to operate existing DST regimes to capture tax revenue on digital services more immediately. Such laws may increase our tax obligations in those countries or change the manner in which we operate our business. We have analyzed jurisdictional Pillar Two regulations, as well as the OECD Model Rules, and have assessed no material Pillar Two impact on the income tax provision for the three months ended April 30, 2024.
Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of January 31, 2024, we had aggregate U.S. federal and California net operating loss carryforwards of $1.5 billion and $243.9 million, respectively, which may be available to offset future taxable income for income tax purposes. The federal net operating losses are carried forward indefinitely, and California net operating loss carryforwards will begin to expire in fiscal 2032. As of January 31, 2024, we had net operating loss carryforwards for other states of $0.8 billion that will begin to expire in fiscal 2025. As of January 31, 2024, we had federal and California research and development credit carryforwards of $113.9 million and $27.4 million, respectively. The federal research and development credit carryforwards will begin to expire in fiscal 2036, and the California carryforwards are carried forward indefinitely. As of January 31, 2024, we had aggregate United Kingdom net operating loss carryforwards of $78.0 million and Israel net operating loss carryforwards of $51.5 million, which are carried forward indefinitely. Realization of these net operating loss and research and development credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results of operations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our acquisition of Flow Security on March 26, 2024, we agreed to issue approximately $18.4 million of shares of our Class A common stock, subject to service-based vesting and other conditions, to certain stockholders of Flow Security. The transaction was exempt from registration under Section 4(a)(2) of the Securities Act
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38933	3.1	June 14, 2019
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-38933	3.2	March 03, 2023
10.1†	Offer Letter between CrowdStrike, Inc. and Michael Sentonas, dated as of March 22, 2021.					X
22.1	List of Subsidiary Guarantors	S-3ASR	333-252007	22.1	January 11, 2021
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document

†	Indicates management contract or compensatory plan, contract or agreement.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of June 4, 2024.

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere Chief Financial Officer (Principal Financial Officer)

By:	/s/ Anurag Saha
Anurag Saha Chief Accounting Officer (Principal Accounting Officer)