Form 10-Q
period 2024-07-31
CrowdStrike Holdings, Inc.
filed 2024-08-29
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑
As of August 15, 2024, the number of shares of the registrant’s Class A common stock outstanding was 232,717,008, and the number of shares of the registrant’s Class B common stock outstanding was 12,409,412.

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
•our ability to successfully defend litigation brought against us and respond to government investigations and inquiries;
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
•the attraction and retention of qualified employees and key personnel; and

•the Channel File 291 Incident (as defined below), including the findings from our investigations, potential or anticipated developments, our remediation and other efforts in connection with the incident, the outcome of lawsuits, claims and inquiries related to the incident, and the effect on our customer and partner relationships and our business, results of operations and financial condition.
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
•The Channel File 291 Incident has had, and is expected to continue to have, an adverse effect on our business, sales, customer and partner relations, reputation, results of operations and financial condition.
•We have experienced rapid growth in recent periods, and if we do not manage our future growth, our business and results of operations will be adversely affected.
•We have a history of losses, and while we have achieved profitability in certain periods, including fiscal 2024, we may not be able to achieve or sustain profitability in the future.
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
•If we are not able to maintain and enhance our CrowdStrike and Falcon brand and our reputation as a provider of high-efficacy security solutions, our business and results of operations may be adversely affected.
•Claims by others that we infringe their proprietary technology or other intellectual property rights could result in significant costs and substantially harm our business, financial condition, results of operations, and prospects.
•We are required to comply with stringent, complex and evolving laws, rules, regulations and standards in many jurisdictions, as well as contractual obligations, relating to data privacy and security. Any actual or perceived failure to comply with these requirements could have a material adverse effect on our business.
•Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose customers or negatively impact our ability to contract with customers, including those in the public sector.
•We are currently, and may in the future become, involved in litigation that may adversely affect us.
•We have in the past experienced, and may in the future experience, warranty claims, product returns, and claims related to product liability and product defects from real or perceived defects in our solutions or their misuse by our customers or third parties and indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
•Future acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of key management personnel, disrupt our business, dilute stockholder value and adversely affect our business, financial condition and results of operations.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CrowdStrike Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	July 31,	January 31,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$4,038,536	$3,375,069
Short-term investments	—	99,591
Accounts receivable, net of allowance for credit losses of $1.8 million and $2.2 million as of July 31, 2024 and January 31, 2024, respectively	661,045	853,105
Deferred contract acquisition costs, current	251,246	246,370
Prepaid expenses and other current assets	230,821	183,172
Total current assets	5,181,648	4,757,307
Strategic investments	58,246	56,244
Property and equipment, net	648,474	620,172
Operating lease right-of-use assets	45,897	48,211
Deferred contract acquisition costs, noncurrent	341,539	335,933
Goodwill	721,996	638,041
Intangible assets, net	115,686	114,518
Other long-term assets	88,988	76,094
Total assets	$7,202,474	$6,646,520
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,067	$28,180
Accrued expenses	101,300	125,896
Accrued payroll and benefits	205,429	234,624
Operating lease liabilities, current	17,031	14,150
Deferred revenue	2,348,464	2,270,757
Other current liabilities	35,028	23,672
Total current liabilities	2,728,319	2,697,279
Long-term debt	743,238	742,494
Deferred revenue, noncurrent	744,733	783,342
Operating lease liabilities, noncurrent	31,704	36,230
Other liabilities, noncurrent	63,890	50,086
Total liabilities	4,311,884	4,309,431
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of July 31, 2024 and January 31, 2024; no shares issued and outstanding as of July 31, 2024 and January 31, 2024.	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of July 31, 2024 and January 31, 2024; 232,698 shares and 229,380 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively; Class B common stock, $0.0005 par value; 300,000 shares authorized as of July 31, 2024 and January 31, 2024; 12,424 shares and 12,485 shares issued and outstanding as of July 31, 2024 and January 31, 2024, respectively.	123	121
Additional paid-in capital	3,824,897	3,364,328
Accumulated deficit	(969,003)	(1,058,836)
Accumulated other comprehensive loss	(3,102)	(1,663)
Total CrowdStrike Holdings, Inc. stockholders’ equity	2,852,915	2,303,950
Non-controlling interest	37,675	33,139
Total stockholders’ equity	2,890,590	2,337,089
Total liabilities and stockholders’ equity	$7,202,474	$6,646,520
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Revenue
Subscription	$918,257	$689,972	$1,790,429	$1,341,147
Professional services	45,615	41,654	94,479	83,059
Total revenue	963,872	731,626	1,884,908	1,424,206

Cost of revenue
Subscription	199,910	153,306	389,567	295,406
Professional services	37,491	29,611	72,837	56,741
Total cost of revenue	237,401	182,917	462,404	352,147

Gross profit	726,471	548,709	1,422,504	1,072,059

Operating expenses
Sales and marketing	355,471	282,916	705,585	564,023
Research and development	250,908	179,362	486,157	358,427
General and administrative	106,434	101,804	210,168	184,438
Total operating expenses	712,813	564,082	1,401,910	1,106,888

Income (loss) from operations	13,658	(15,373)	20,594	(34,829)
Interest expense	(6,549)	(6,444)	(13,060)	(12,831)
Interest income	51,526	36,638	97,376	67,159
Other income (expense), net	(1,031)	(1,734)	6,625	(1,504)

Income before provision for income taxes	57,604	13,087	111,535	17,995

Provision for income taxes	10,914	4,611	18,581	9,020

Net income	46,690	8,476	92,954	8,975
Net income (loss) attributable to non-controlling interest	(323)	4	3,121	12
Net income attributable to CrowdStrike	$47,013	$8,472	$89,833	$8,963

Net income per share attributable to CrowdStrike common stockholders:
Basic	$0.19	$0.04	$0.37	$0.04
Diluted	$0.19	$0.03	$0.36	$0.04

Weighted-average shares used in computing net income per share attributable to CrowdStrike common stockholders:
Basic	244,091	237,911	243,249	237,174
Diluted	251,265	242,144	250,724	241,383
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Net income	$46,690	$8,476	$92,954	$8,975
Other comprehensive income (loss):
Foreign currency translation adjustments	1,635	774	(1,454)	1,932
Unrealized gain on short-term investments, net of tax	23	—	15	—
Other comprehensive income (loss)	1,658	774	(1,439)	1,932
Less: Comprehensive income (loss) attributable to non-controlling interest	(323)	4	3,121	12
Total comprehensive income attributable to CrowdStrike	$48,671	$9,246	$88,394	$10,895
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended July 31, 2024 and 2023
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at April 30, 2024	243,184	$122	$3,556,194	$(1,016,016)	$(4,760)	$33,242	$2,568,782
Issuance of common stock upon exercise of options	208	—	1,641	—	—	—	1,641
Issuance of common stock under RSU and PSU release	1,210	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	518	—	56,099	—	—	—	56,099
Issuance of common stock for founders holdbacks related to acquisitions	2	—	889	—	—	—	889
Issuance of common stock for payment of board of director fees	—	—	87	—	—	—	87
Stock-based compensation expense, net of founder revest	—	—	198,476	—	—	—	198,476
Capitalized stock-based compensation	—	—	11,512	—	—	—	11,512
Net income (loss)	—	—	—	47,013	—	(323)	46,690
Non-controlling interest	—	—	—	—	—	4,756	4,756
Other comprehensive income	—	—	—	—	1,658	—	1,658
Balances at July 31, 2024	245,122	$123	$3,824,897	$(969,003)	$(3,102)	$37,675	$2,890,590

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at April 30, 2023	237,099	$118	$2,752,716	$(1,147,672)	$139	$29,058	$1,634,359
Issuance of common stock upon exercise of options	210	—	1,474	—	—	—	1,474
Issuance of common stock under RSU and PSU release	1,011	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	450	1	45,431	—	—	—	45,432
Issuance of common stock for founders holdbacks related to acquisitions	5	—	889	—	—	—	889
Issuance of common stock for payment of board of director fees	—	—	88	—	—	—	88
Stock-based compensation expense, net of founder revest	—	—	163,811	—	—	—	163,811
Capitalized stock-based compensation	—	—	11,966	—	—	—	11,966
Net income	—	—	—	8,472	—	4	8,476
Non-controlling interest	—	—	—	—	—	2,831	2,831
Other comprehensive income	—	—	—	—	774	—	774
Balances at July 31, 2023	238,775	$119	$2,976,375	$(1,139,200)	$913	$31,893	$1,870,100
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Six Months Ended July 31, 2024 and 2023
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2024	241,865	$121	$3,364,328	$(1,058,836)	$(1,663)	$33,139	$2,337,089
Issuance of common stock upon exercise of options	300	—	2,464	—	—	—	2,464
Issuance of common stock under RSU and PSU release	2,434	2	(2)	—	—	—	—
Issuance of common stock under employee stock purchase plan	518	—	56,099	—	—	—	56,099
Issuance of common stock for founders holdbacks related to acquisitions	5	—	1,778	—	—	—	1,778
Issuance of common stock for payment of board of director fees	—	—	175	—	—	—	175
Stock-based compensation expense, net of founder revest	—	—	380,109	—	—	—	380,109
Capitalized stock-based compensation	—	—	19,478	—	—	—	19,478
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	468	—	—	—	468
Net income	—	—	—	89,833	—	3,121	92,954
Non-controlling interest	—	—	—	—	—	1,415	1,415
Other comprehensive loss	—	—	—	—	(1,439)	—	(1,439)
Balances at July 31, 2024	245,122	$123	$3,824,897	$(969,003)	$(3,102)	$37,675	$2,890,590

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2023	235,777	$118	$2,612,705	$(1,148,163)	$(1,019)	$23,793	$1,487,434
Issuance of common stock upon exercise of options	585	—	4,125	—	—	—	4,125
Issuance of common stock under RSU and PSU release	1,944	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	450	1	45,431	—	—	—	45,432
Issuance of common stock for founders holdbacks related to acquisitions	18	—	2,538	—	—	—	2,538
Issuance of common stock for payment of board of director fees	1	—	167	—	—	—	167
Stock-based compensation expense, net of founder revest	—	—	292,941	—	—	—	292,941
Capitalized stock-based compensation	—	—	18,468	—	—	—	18,468
Net income	—	—	—	8,963	—	12	8,975
Non-controlling interest	—	—	—	—	—	8,088	8,088
Other comprehensive income	—	—	—	—	1,932	—	1,932
Balances at July 31, 2023	238,775	$119	$2,976,375	$(1,139,200)	$913	$31,893	$1,870,100
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)(unaudited)

	Six Months Ended July 31,
	2024	2023
Operating activities
Net income	$92,954	$8,975
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,936	56,184
Amortization of intangible assets	12,332	8,276
Amortization of deferred contract acquisition costs	147,851	112,877
Non-cash operating lease cost	7,167	6,331
Stock-based compensation expense	384,002	295,633
Deferred income taxes	(1,929)	(352)
Realized gains on strategic investments	(6,227)	—
Non-cash interest expense	1,785	1,531
Accretion of short-term investments purchased at a discount	2,285	—
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable, net	192,060	86,718
Deferred contract acquisition costs	(158,333)	(122,007)
Prepaid expenses and other assets	(63,224)	(26,338)
Accounts payable	(72)	(2,982)
Accrued expenses and other liabilities	7,968	4,935
Accrued payroll and benefits	(29,432)	(30,161)
Operating lease liabilities	(7,113)	(6,475)
Deferred revenue	38,859	152,528
Net cash provided by operating activities	709,869	545,673
Investing activities
Purchases of property and equipment	(88,937)	(102,681)
Capitalized internal-use software and website development costs	(24,995)	(25,975)
Purchases of strategic investments	(2,702)	(12,177)
Proceeds from sales of strategic investments	10,895	—
Business acquisitions, net of cash acquired	(96,381)	—
Purchases of intangible assets	—	(500)
Proceeds from maturities and sales of short-term investments	97,300	250,000
Purchases of deferred compensation investments	(1,209)	(876)
Proceeds from sales of deferred compensation investments	41	—
Net cash (used in) provided by investing activities	(105,988)	107,791
Financing activities
Proceeds from the issuance of common stock upon exercise stock options	2,464	4,125
Proceeds from issuance of common stock under the employee stock purchase plan	56,099	45,432
Distributions to non-controlling interest holders	(4,085)	—
Capital contributions from non-controlling interest holders	5,500	8,088
Net cash provided by financing activities	59,978	57,645
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(1,040)	1,083
Net increase in cash, cash equivalents and restricted cash	662,819	712,192
Cash, cash equivalents and restricted cash at beginning of period	3,377,597	2,456,924
Cash, cash equivalents and restricted cash at end of period	$4,040,416	$3,169,116
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$4,038,536	$3,167,215
Restricted cash included in prepaid expenses and other assets	1,880	1,901
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$4,040,416	$3,169,116
Supplemental disclosure of cash flow information:
Interest paid	$11,250	$11,250
Income taxes paid, net of refunds received	10,250	9,991
Supplemental disclosure of non-cash investing and financing activities:
Net decrease in property and equipment included in accounts payable and accrued expenses	(16,469)	(20,089)
Equity consideration for acquisitions	468	—
Operating lease liabilities arising from obtaining operating right-of-use assets	2,854	13,083
Purchases of intangible assets included in accrued expenses and other liabilities	—	26
Proceeds from sales of strategic investments not yet received	4,808	—
Stock-based compensation included in capitalized software development costs and fixed assets	19,478	16,000
Noncash consideration for the purchase of strategic investments	3,319	—
Noncash consideration received from sales of strategic investments	3,319	—
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2024, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended July 31, 2024 are not necessarily indicative of the results to be expected for the year ending January 31, 2025 or for any other interim period or for any other future year.
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
There were no channel partners or direct customers who represented 10% or more of the Company’s accounts receivable as of July 31, 2024 or January 31, 2024.
There were no channel partners or direct customers who represented 10% or more of the Company’s total revenue for each of the three and six months ended July 31, 2024 or 2023.
Significant Accounting Policies
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2024. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and six months ended July 31, 2024.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of this new guidance to have a material impact on its disclosures within the consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard requires disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items required to reconcile the difference between segment revenue and segment expenses to segment profit or loss along with a description of their composition, and the title and position of the entity’s CODM. The update also expands interim segment disclosure requirements. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the condensed consolidated financial statements. The Company is currently evaluating the impact of this new guidance on its disclosures within the consolidated financial statements.
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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	July 31, 2024				January 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$1,505,049	$—	$—	$1,505,049	$2,360,173	$—	$—	$2,360,173
U.S. Treasury securities	—	2,190,251	—	2,190,251	—	693,599	—	693,599
Short-term investments
U.S. Treasury securities	—	—	—	—	—	99,591	—	99,591
Other assets
Deferred compensation investments	3,749	—	—	3,749	2,271	—	—	2,271
Total assets	$1,508,798	$2,190,251	$—	$3,699,049	$2,362,444	$793,190	$—	$3,155,634
There were no transfers between the levels of the fair value hierarchy during the periods presented.
As of July 31, 2024 and January 31, 2024, the Company’s U.S. Treasury securities were carried at fair value and there were no material realized or unrealized gains or losses, either individually or in aggregate.
Strategic Investments
The Company’s investments of privately held securities as of July 31, 2024, consisted of the following (in thousands):

	Privately held equity securities	Privately held debt and other securities	Total
Initial total cost	$52,842	$1,000	$53,842
Cumulative net gains	4,404	—	4,404
Carrying amount, end of period	$57,246	$1,000	$58,246
The Company’s investments of privately held securities as of January 31, 2024, consisted of the following (in thousands):

	Privately held equity securities	Privately held debt and other securities	Total
Initial total cost	$50,373	$1,000	$51,373
Cumulative net gains	4,871	—	4,871
Carrying amount, end of period	$55,244	$1,000	$56,244
As of July 31, 2024, the cumulative net gains of $4.4 million are comprised of upward adjustments of $8.8 million, less downward adjustments and impairment of $4.4 million. As of January 31, 2024, the cumulative net gains of $4.9 million are comprised of upward adjustments of $9.3 million, less downward adjustments and impairment of $4.4 million.

Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Realized gains (losses) recognized on sales of privately held equity securities	$(655)	$—	$6,227	$—
Gains (losses) on strategic investments	$(655)	$—	$6,227	$—
Realized gains and losses recognized on sales of privately held equity securities reflect the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later.
3. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2024	January 31, 2024
Data center and other computer equipment	$642,555	$525,890
Capitalized internal-use software and website development costs	225,902	183,117
Leasehold improvements	39,830	39,168
Purchased software	14,267	10,907
Furniture and equipment	9,452	8,524
Construction in progress	142,849	190,832
	1,074,855	958,438
Less: Accumulated depreciation and amortization	(426,381)	(338,266)
Property and equipment, net	$648,474	$620,172
Construction in progress primarily includes data center equipment purchased that has not yet been placed in service. Data center equipment that was purchased but not yet been placed into service was $119.2 million as of July 31, 2024.
Depreciation and amortization expense of property and equipment was $46.2 million and $29.8 million during the three months ended July 31, 2024 and July 31, 2023, respectively, and $88.9 million and $56.2 million during the six months ended July 31, 2024 and July 31, 2023, respectively.
There was no impairment of property and equipment during the three and six months ended July 31, 2024 and July 31, 2023. The Company capitalized $25.0 million and $23.6 million in internal-use software and website development costs during the three months ended July 31, 2024 and July 31, 2023, respectively, and $42.5 million and $40.2 million during the six months ended July 31, 2024 and July 31, 2023, respectively. Amortization expense associated with internal-use software and website development costs totaled $13.8 million and $8.4 million during the three months ended July 31, 2024 and July 31, 2023, respectively, and $26.6 million and $15.9 million during the six months ended July 31, 2024 and July 31, 2023, respectively. The net book value of capitalized internal-use software and website development costs was $122.8 million and $106.9 million as of July 31, 2024 and January 31, 2024, respectively.

Intangible Assets, Net
Total intangible assets, net consisted of the following (dollars in thousands):

	July 31, 2024			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$144,846	$52,279	$92,567	57
Customer relationships	17,027	7,030	9,997	64
Intellectual property and other acquired intangible assets	15,842	2,720	13,122	118
Total	$177,715	$62,029	$115,686

	January 31, 2024			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$131,346	$41,854	$89,492	60
Customer relationships	17,027	5,825	11,202	68
Intellectual property and other acquired intangible assets	15,842	2,018	13,824	123
Total	$164,215	$49,697	$114,518
Amortization expense of intangible assets was $6.3 million and $4.1 million during the three months ended July 31, 2024 and July 31, 2023, and $12.3 million and $8.3 million during the six months ended July 31, 2024 and July 31, 2023, respectively.
The estimated aggregate future amortization expense of intangible assets as of July 31, 2024 was as follows (in thousands):

Total
Fiscal 2025 (remaining six months)	$12,666
Fiscal 2026	24,240
Fiscal 2027	22,065
Fiscal 2028	21,552
Fiscal 2029	18,799
Thereafter	16,364
Total amortization expense	$115,686
Developed technology, customer relationships, intellectual property and other acquired intangible assets are amortized over their estimated useful lives, generally on a straight-line basis, for periods ranging from 2 to 20 years.
Goodwill
The change in goodwill during the six months ended July 31, 2024 consisted of the following (in thousands):

Amounts
Goodwill as of January 31, 2024	$638,041
Goodwill acquired(1)	83,957
Foreign currency translation	(2)
Goodwill as of July 31, 2024	$721,996
(1)    Goodwill acquired resulted from the acquisition of Flow Security. Refer to Note 9 for additional information.

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	July 31, 2024	January 31, 2024
Web hosting services	$18,926	$40,706
Accrued professional services	15,767	11,867
Accrued marketing	14,881	14,623
Accrued interest expense	10,375	10,375
Accrued partner commissions	10,347	13,584
Other accrued expenses	10,155	9,078
Accrued partner rebates	9,935	4,434
Accrued purchases of property and equipment	6,819	16,190
Accrued health benefits and claims	4,095	5,039
Accrued expenses	$101,300	$125,896
Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following (in thousands):

	July 31, 2024	January 31, 2024
Accrued commissions	$90,514	$116,870
Accrued payroll and related expenses	62,408	58,579
Accrued bonuses	35,226	36,860
Employee Stock Purchase Plan	17,281	22,315
Accrued payroll and benefits	$205,429	$234,624
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
On January 6, 2022, the Company modified the A&R Credit Agreement (the “Amended A&R Credit Agreement”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto. There were no changes to the borrowing amounts or maturity date. Under the Amended A&R Credit Agreement, revolving loans are Alternate Base Rate (“ABR”) Loans. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect on such day plus 0.50%, and (c) the Term Secured Overnight Finance Rate (the “Term SOFR”) for a one-month tenor in effect on such day plus 1.00%, in each case plus a margin between (0.25)% and 0.25%, depending on the senior secured leverage ratio. The Company will be charged a commitment fee of 0.15% to 0.25% per year for committed but unused amounts, depending on the senior secured leverage ratio. The financial covenants require the Company to maintain a minimum consolidated interest coverage ratio of 3.00:1.00 and a maximum total leverage ratio of 5.50:1.00 stepping down to 3.50:1.00 over time. The Company was in compliance with all of its financial covenants as of July 31, 2024.

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
No amounts were outstanding under the Amended A&R Credit Agreement as of July 31, 2024 or January 31, 2024.
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
The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs, and accretion of debt discount was $6.0 million during the three months ended July 31, 2024 and 2023 and $12.0 million during the six months ended July 31, 2024 and 2023.
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
As of July 31, 2024, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.
Based on the trading prices of the Senior Notes, the fair value of the Senior Notes was approximately $673.2 million and $671.2 million as of July 31, 2024 and January 31, 2024, respectively. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.

5. Income Taxes
The Company’s provision for income taxes during interim reporting periods has generally been calculated using an estimated annual effective tax rate, adjusted for discrete items. When a reliable estimate cannot be made, the actual tax or benefit applicable may be reported as a discrete item in the interim period. For the three and six months ended July 31, 2024, the Company was unable to reliably estimate the annual effective tax rate for its U.S. jurisdiction, due to the sensitivity of the tax rate as a result of minor changes in forecasted income. As a result, the Company has computed its U.S. tax provision on a discrete basis. The Company recognized income tax expense of $10.9 million and $4.6 million for the three months ended July 31, 2024 and July 31, 2023, respectively, and $18.6 million and $9.0 million for the six months ended July 31, 2024 and July 31, 2023, respectively. The tax expense for the three and six months ended July 31, 2024 and July 31, 2023 was primarily attributable to pre-tax earnings and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business. The Company’s effective tax rates of 18.9% and 35.2% for the three months ended July 31, 2024 and July 31, 2023, respectively, and 16.7% and 50.1% for the six months ended July 31, 2024 and July 31, 2023, respectively, differ from the U.S. statutory tax rate primarily due to income taxes in foreign jurisdictions, withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business, and valuation allowance in the U.S. and certain foreign jurisdictions.
Total gross unrecognized tax benefits were $70.9 million and $58.9 million as of July 31, 2024 and January 31, 2024, respectively, which is primarily attributable to research and development credits. As of July 31, 2024 and January 31, 2024, approximately $14.4 million and $12.7 million, respectively of unrecognized tax benefits, which, if recognized, would affect the Company’s effective tax rate due to the full valuation allowance. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of the income tax provision in the condensed consolidated statements of operations. The Company had incurred $2.1 million and $1.4 million of interest and penalties related to unrecognized tax benefits as of July 31, 2024 and January 31, 2024. The potential change in unrecognized tax benefits during the next 12 months is not expected to be material.
In accordance with the guidance on the accounting for uncertainty in income taxes, for all U.S. and other tax jurisdictions, the Company recognizes potential liabilities for anticipated tax audit issues based on the Company’s estimate of whether, and the extent to which, additional taxes and interest will be due. The Company files income tax returns in the U.S. federal, and various state jurisdictions, as well as various foreign jurisdictions. Tax years 2011 and onwards remain subject to examination by taxing authorities. If the Company’s estimate of income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes in the condensed consolidated statements of operations. Accrued interest and penalties are included within other liabilities, noncurrent on the condensed consolidated balance sheets.
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
Stock options granted during the six months ended July 31, 2024 were immaterial. There were no stock options granted during the six months ended July 31, 2023.
The following table is a summary of stock option activity for the six months ended July 31, 2024:

	Number of Shares	Weighted-Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2024	1,754	$9.37
Granted	14	$3.25
Exercised	(300)	$8.20
Canceled	(16)	$8.41
Options outstanding at July 31, 2024	1,452	$9.58
Options vested and expected to vest at July 31, 2024	1,452	$9.58
Options exercisable at July 31, 2024	1,375	$9.41
Options outstanding include 43,999 options that were unvested and exercisable as of July 31, 2024.
The aggregate intrinsic value of options vested and exercisable was $306.0 million and $451.0 million as of July 31, 2024 and January 31, 2024, respectively. The weighted-average remaining contractual term of options vested and exercisable was 3.8 years and 4.2 years as of July 31, 2024 and January 31, 2024, respectively.
The weighted-average grant date fair values of all options granted was $325.22 per share and none during the six months ended July 31, 2024 and July 31, 2023, respectively. The total intrinsic value of all options exercised was $75.2 million and $29.4 million during the three months ended July 31, 2024 and July 31, 2023, respectively, and $103.7 million and $74.5 million during the six months ended July 31, 2024 and July 31, 2023, respectively.
The aggregate intrinsic value of stock options outstanding as of July 31, 2024 and January 31, 2024 was $322.7 million and $496.7 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 3.9 years and 4.3 years as of July 31, 2024 and January 31, 2024, respectively.
Total unrecognized stock-based compensation expense related to unvested options was $6.2 million as of July 31, 2024. This expense is expected to be amortized over a weighted-average vesting period of one year.
Restricted Stock Units
RSUs granted under the 2019 Plan are generally subject to only a service-based vesting condition. The service-based vesting condition is generally satisfied based on one of the following vesting schedules: (i) vesting of one-fourth of the RSUs on the first “Company vest date” (defined as March 20, June 20, September 20, or December 20) on or following the one-year anniversary of the vesting commencement date with the remainder of the RSUs vesting in twelve equal quarterly installments thereafter, subject to continued service, (ii) vesting in sixteen equal quarterly installments, subject to continued service, or (iii) vesting in sixteen quarterly installments with 10% in the first year, 15% in the second year, 25% in the third year and 50% in the fourth year, subject to continued service. The valuation of these RSUs is based solely on the fair value of the Company’s stock on the date of grant.
Total unrecognized stock-based compensation expense related to unvested RSUs was $1.7 billion as of July 31, 2024. This expense is expected to be amortized over a weighted-average vesting period of 2.7 years.

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
Total unrecognized stock-based compensation expense related to unvested PSUs was $62.8 million as of July 31, 2024, which reflects the Company's updated assessment of the likelihood of satisfying the performance conditions. This expense is expected to be amortized over a weighted-average vesting period of 1.4 years.
Special PSU Awards
In fiscal 2022 the Company’s board of directors granted 655,000 performance stock units (the “Special PSU Awards”) to certain executives under the 2019 Plan. The Special PSU Awards vest upon the satisfaction of the Company’s achievement of specified stock price hurdles, which are based on the average of the closing stock price per share of the Company’s Class A common stock during any 45 consecutive trading day period during the applicable performance period, and a service-based vesting condition. The service condition applicable to each tranche of the Special PSU Awards will be satisfied in installments as follows, subject to continued employment with the Company through each applicable vesting date: (i) 50% of the Special PSU Awards underlying the applicable tranche will service vest on the first anniversary of the vesting commencement date applicable to such tranche of the Special PSU Awards (i.e., February 1, 2022, February 1, 2023, February 1, 2024 and February 1, 2025) and (ii) the remaining PSUs with respect to such tranche will thereafter service vest in four equal quarterly installments of 12.5%.
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
Total unrecognized stock-based compensation expense related to the unvested portion of the Special PSU Awards was $20.2 million as of July 31, 2024. This expense is expected to be amortized over a weighted-average vesting period of 1.2 years.
The following table is a summary of RSUs, PSUs and the Special PSU Awards activities for the six months ended July 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2024	10,968	$167.84
Granted	2,260	$316.48
Released	(2,434)	$157.47
Performance adjustment (1)	241	$132.83
Forfeited	(412)	$191.16
RSUs and PSUs outstanding at July 31, 2024	10,623	$200.17
RSUs and PSUs expected to vest at July 31, 2024 (2)	9,832	$197.27
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
The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares is 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP allows for up to one increase in contribution during each purchase period. If an employee elects to increase his or her contribution, the Company treats this as an accounting modification. The ESPP also offers a two-year look-back feature, as well as a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. Contribution modifications during the three and six months ended July 31, 2024 were $7.2 million, which will be recognized over the remaining offering periods.
Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued as of July 31, 2024 and January 31, 2024 totaled $17.3 million and $22.3 million, respectively, and are included within accrued payroll and benefits in the condensed consolidated balance sheets.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of employee stock purchase rights granted under the Company’s ESPP:

Six Months Ended July 31,
	2024	2023
Expected term (in years)	0.5 – 2.0	0.5 – 2.0
Risk-free interest rate	3.4% – 5.3%	0.2% – 5.2%
Expected stock price volatility	40.8% – 59.8%	46.3% – 61.2%
Dividend yield	—%	—%

Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Subscription cost of revenue	$16,732	$10,132	$30,648	$19,098
Professional services cost of revenue	7,344	5,745	13,617	10,375
Sales and marketing	57,405	51,442	109,663	87,181
Research and development	75,851	46,985	142,593	91,366
General and administrative	43,545	50,473	87,481	87,613
Total stock-based compensation expense	$200,877	$164,777	$384,002	$295,633
7. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2024		2023		2024		2023
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
United States	$655,001	68%	$500,864	69%	$1,285,027	68%	$975,689	69%
Europe, Middle East, and Africa	148,851	15%	111,909	15%	290,463	15%	216,461	15%
Asia Pacific	98,274	10%	75,198	10%	191,736	10%	147,417	10%
Other	61,746	7%	43,655	6%	117,682	7%	84,639	6%
Total revenue	$963,872	100%	$731,626	100%	$1,884,908	100%	$1,424,206	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the three and six months ended July 31, 2024 and July 31, 2023.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $843.4 million and $642.3 million for the three months ended July 31, 2024 and July 31, 2023, respectively, and $1,456.5 million and $1,089.9 million for the six months ended July 31, 2024 and July 31, 2023, respectively which was included in the corresponding contract liability balance at the beginning of the period.
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

Changes in deferred revenue were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

	Carrying Amount		Carrying Amount
Beginning balance	$3,069,379	$2,403,791	$3,054,099	$2,355,113
Additions to deferred revenue	987,690	835,477	1,924,006	1,576,735
Recognition of deferred revenue	(963,872)	(731,626)	(1,884,908)	(1,424,206)
Ending balance	$3,093,197	$2,507,642	$3,093,197	$2,507,642
Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancellable. Customers generally have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of July 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $4.9 billion. The Company expects to recognize approximately 59% of the remaining performance obligations in the 12 months following July 31, 2024, and 38% of the remaining performance obligations between 13 to 36 months, with the remainder to be recognized thereafter.
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
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to referral partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years, while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of five months and are included in sales and marketing expense in the condensed consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the three and six months ended July 31, 2024 or July 31, 2023.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Beginning balance	$574,655	$441,298	$582,303	$447,088
Capitalization of contract acquisition costs	91,853	74,942	158,333	124,474
Amortization of deferred contract acquisition costs	(73,723)	(57,555)	(147,851)	(112,877)
Ending balance	$592,785	$458,685	$592,785	$458,685

Deferred contract acquisition costs, current	$251,246	$197,111	$251,246	$197,111
Deferred contract acquisition costs, noncurrent	341,539	261,574	341,539	261,574
Total deferred contract acquisition costs	$592,785	$458,685	$592,785	$458,685

8. Commitments and Contingencies
Channel File 291 Incident
On July 19, 2024, the Company released a content configuration update for its Falcon sensor that resulted in system crashes for certain Windows systems (the “Channel File 291 Incident”). The Company is subject to a number of legal proceedings in connection with the Channel File 291 Incident, including:
•On July 30, 2024, a putative class action lawsuit was filed against the Company and certain of the Company’s officers in federal court in the Western District of Texas alleging violations of federal securities laws, including that the defendants made false or misleading statements. The complainants seek certification of a class of all persons who purchased or otherwise acquired the Company’s securities during specified periods of time and are seeking unspecified monetary damages, costs and attorneys’ fees.
•On August 5, 2024, a putative class action lawsuit was filed against the Company in federal court in the Western District of Texas alleging, among other things, negligence and violations of the California Unfair Competition Law. The complainants seek certification of a nationwide class, as well as sub-classes of certain California, Ohio, and Pennsylvania citizens, who had a flight delayed or canceled during a specified period of time and are seeking unspecified monetary damages, certain injunctive relief, costs and attorneys’ fees.
•On August 19, 2024, a putative class action lawsuit was filed against the Company in federal court in the Western District of Texas alleging, among other things, negligence in the design and testing of the Falcon sensor and tortious interference between certain airline customers and their airline. The complainants seek certification of a nationwide class (or alternatively a class of Iowa citizens) who had a flight delayed or canceled on a specified airline during a specific period of time and are seeking unspecified monetary damages, costs and attorneys’ fees.
Additionally, some customers and third parties have asserted claims or publicly threatened litigation against the Company, such as Delta Air Lines. The Company has also received inquiries from governmental authorities and other third parties related to the Channel File 291 Incident. The Company is cooperating and providing information in connection with these inquiries.
For any claims and legal proceedings for which the Company believes a liability is both probable and reasonably estimable, the Company records a liability in the period for which it makes this determination. For claims and legal proceedings where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established. While the Company believes it is reasonably possible that it could incur losses associated with the claims, proceedings and inquiries described above, it is not possible to estimate the amount of any loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolutions of these claims, proceedings and inquiries based on their early stage, and the lack of resolution on significant factual and legal issues. Because the final outcome of any of these matters cannot be predicted with certainty, unfavorable or unexpected developments or outcomes could result in a material impact to the Company’s results of operations.
The Company expects to incur significant legal and professional services and other expenses associated with the Channel File 291 Incident in future periods. These expenses will be recognized as incurred. Certain costs may be recoverable under the Company’s insurance policies in effect at the date of the Channel File 291 Incident. Any amounts recoverable under such policies will be reflected in future periods in which recovery is considered probable.
Expenses incurred and amounts accrued relating to the Channel File 291 Incident as of July 31, 2024 were as follows (in thousands):

July 31, 2024
Liabilities
Expenses incurred	$5,131
Payments made	(840)
Balance, end of period	$4,291

Other Legal Proceedings
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
In addition, the Company is involved in various other legal proceedings and subject to claims that arise in the ordinary course of business. For any claims for which the Company believes a liability is both probable and reasonably estimable, the Company records a liability in the period for which it makes this determination. Other than as discussed above, there is no pending or threatened legal proceeding to which the Company is a party that, in the Company’s opinion, is reasonably possible to have a material effect on its condensed consolidated financial statements; however, the results of litigation and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on the Company’s business because of defense and settlement costs, diversion of management resources, and other factors. In addition, the costs of litigation and the timing of these costs from period to period are difficult to estimate, subject to change and could adversely affect the Company’s condensed consolidated financial statements.
Purchase Obligations
In the normal course of business, the Company enters into non-cancellable purchase commitments with various parties to purchase products and services such as data center capacity, advertising, technology, equipment, office renovations, corporate events, and consulting services. A summary of non-cancellable purchase obligations in excess of one year as of July 31, 2024, with expected date of payment is as follows (in thousands):

Total Commitments
Fiscal 2025 (remaining six months)	$254,657
Fiscal 2026	510,988
Fiscal 2027	467,172
Fiscal 2028	476,547
Fiscal 2029	469,616
Thereafter	489,250
Total purchase commitments	$2,668,230
Warranties and Indemnification
The Company’s cloud computing services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s online help documentation under normal use and circumstances. In addition, for its Falcon Complete customers, the Company offers a limited warranty, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. The Company has entered into an insurance policy to reduce its potential liability arising from such limited warranty arrangements. The Company’s customer arrangements generally include certain provisions for indemnifying customers against losses suffered or incurred as a result of third-party claims that the Company’s products or services infringe a third party’s intellectual property rights. From time to time, the Company has also agreed to certain other indemnifications and warranties. The Company has not incurred any material costs because of such obligations and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of July 31, 2024 or January 31, 2024.

The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of July 31, 2024 or January 31, 2024.
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
Acquisition costs incurred during the six months ended July 31, 2024 were $3.0 million and are primarily recorded in general and administrative expenses on the Company’s condensed consolidated statements of operations.
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
Acquisition costs during the six months ended July 31, 2024 were immaterial.
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

The following table sets forth the computation of basic and diluted net income per share attributable to CrowdStrike common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Numerator:
Net income attributable to CrowdStrike	$47,013	$8,472	$89,833	$8,963
Denominator:
Weighted-average shares used in computing net income per share attributable to CrowdStrike common stockholders, basic	244,091	237,911	243,249	237,174
Dilutive effect of common stock equivalents	7,174	4,233	7,475	4,209
Weighted-average shares used in computing net income per share attributable to CrowdStrike common stockholders, dilutive	251,265	242,144	250,724	241,383
Net income per share attributable to CrowdStrike common stockholders, basic	$0.19	$0.04	$0.37	$0.04
Net income per share attributable to CrowdStrike common stockholders, diluted	$0.19	$0.03	$0.36	$0.04
The potential shares of common stock that were excluded from the computation of diluted net income per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	July 31, 2024	July 31, 2023
RSUs and PSUs subject to future vesting	117	3,960
Share purchase rights under the Employee Stock Purchase Plan	1	100
Potential common shares excluded from diluted net income per share	118	4,060
The above table excludes founder holdbacks related to business combinations where a variable number of shares will be issued upon vesting to settle a fixed monetary amount of $20.2 million, contingent upon continued employment with the Company. The share price will be determined based on the Company’s average stock price or the volume weighted average stock price five days prior to each vesting date. During the three and six months ended July 31, 2024, 2,295 shares and 5,040 shares, respectively, were issued to settle founder holdbacks at a weighted average price of $387.30 per share and $352.72 per share, respectively.
As of July 31, 2024, the above table also excludes 508,230 weighted average shares of in progress PSUs and Special PSUs where pre-defined targets have not yet been achieved.

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
Channel File 291 Incident. On July 19, 2024, we released a content configuration update for our Falcon sensor that resulted in system crashes for certain Windows systems (the “Channel File 291 Incident”). As a result of the Channel File 291 Incident, we are subject to lawsuits, claims and inquiries as described in Note 8, “Commitments and Contingencies,” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. We expect to incur significant legal and professional services and other general and administrative expenses associated with the Channel File 291 Incident in future periods. It is not reasonably possible to quantify the precise impact of the Channel File 291 Incident, but the incident has adversely affected our results of operations, and we currently expect a number of factors relating to the incident to adversely affect our key metrics and results of operations in future periods. While we have not experienced high levels of customer churn following the incident, we have experienced delays in creating sales opportunities and longer sales cycles, including delays in customer purchasing decisions. We expect sales cycles to continue to be elongated in future periods. In addition, because our customers typically sign contracts with terms of twelve months or longer, customer churn and any corresponding impact to our key metrics and revenue may occur in future periods. Customer commitment packages introduced following the Channel File 291 Incident may include discounting, additional modules, professional services, flexible payment terms or subscription period extensions. We expect our customer commitment packages to result in increased contraction, due to elongated subscription terms, and decreased upsell dollar values.
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

The following table sets forth our ARR as of the dates presented (dollars in thousands):

	As of July 31,
	2024	2023
Annual recurring revenue	$3,864,512	$2,930,132
Year-over-year growth	32%	37%
ARR grew to $3.9 billion as of July 31, 2024, of which $217.6 million and $429.3 million was net new ARR added for the three and six months ended July 31, 2024, respectively. ARR grew to $2.9 billion as of July 31, 2023, of which $196.2 million and $370.4 million was net new ARR added for the three and six months ended July 31, 2023, respectively.
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
Our dollar-based net retention rate was consistent with our expectations as of July 31, 2024. Our dollar-based net retention rate can fluctuate from period to period due to large customer contracts in a given period, which may reduce our dollar-based net retention rate in subsequent periods if the customer makes a larger upfront purchase and does not continue to increase the size of their purchases.
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
Other Income (Expense), Net. Other income (expense), net consists primarily of gains and losses on strategic investments and foreign currency transaction gains and losses.
Provision for Income Taxes. Provision for income taxes consists of state income taxes in the United States, foreign income taxes, and withholding taxes related to customer payments in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits, which we have determined are not realizable on a more-likely-than-not basis. We regularly evaluate the need for a valuation allowance. For the three and six months ended July 31, 2024, we computed our U.S. tax provision on a discrete basis.
Net Income (Loss) Attributable to Non-controlling Interest. Net income (loss) attributable to non-controlling interest consists of the Falcon Funds’ non-controlling interest share of gains and losses and interest income from our strategic investments.

Results of Operations
The following tables set forth our condensed consolidated statements of operations for each period presented (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %	Six Months Ended July 31,		Change $	Change %
	2024	2023			2024	2023
Revenue
Subscription	$918,257	$689,972	$228,285	33%	$1,790,429	$1,341,147	$449,282	33%
Professional services	45,615	41,654	3,961	10%	94,479	83,059	11,420	14%
Total revenue	963,872	731,626	232,246	32%	1,884,908	1,424,206	460,702	32%
Cost of revenue
Subscription	199,910	153,306	46,604	30%	389,567	295,406	94,161	32%
Professional services	37,491	29,611	7,880	27%	72,837	56,741	16,096	28%
Total cost of revenue	237,401	182,917	54,484	30%	462,404	352,147	110,257	31%
Gross profit	726,471	548,709	177,762	32%	1,422,504	1,072,059	350,445	33%
Operating expenses
Sales and marketing	355,471	282,916	72,555	26%	705,585	564,023	141,562	25%
Research and development	250,908	179,362	71,546	40%	486,157	358,427	127,730	36%
General and administrative	106,434	101,804	4,630	5%	210,168	184,438	25,730	14%
Total operating expenses	712,813	564,082	148,731	26%	1,401,910	1,106,888	295,022	27%
Income (loss) from operations	13,658	(15,373)	29,031	(189)%	20,594	(34,829)	55,423	(159)%
Interest expense	(6,549)	(6,444)	(105)	2%	(13,060)	(12,831)	(229)	2%
Interest income	51,526	36,638	14,888	41%	97,376	67,159	30,217	45%
Other income (expense), net	(1,031)	(1,734)	703	(41)%	6,625	(1,504)	8,129	(540)%
Income before provision for income taxes	57,604	13,087	44,517	340%	111,535	17,995	93,540	520%
Provision for income taxes	10,914	4,611	6,303	137%	18,581	9,020	9,561	106%
Net income	46,690	8,476	38,214	451%	92,954	8,975	83,979	936%
Net income (loss) attributable to non-controlling interest	(323)	4	(327)	(8,175)%	3,121	12	3,109	25,908%
Net income attributable to CrowdStrike	$47,013	$8,472	$38,541	455%	$89,833	$8,963	$80,870	902%

The following table presents the components of our condensed consolidated statements of operations as a percentage of total revenue for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023

	%		%
Revenue
Subscription	95%	94%	95%	94%
Professional services	5%	6%	5%	6%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	21%	21%	21%	21%
Professional services	4%	4%	4%	4%
Total cost of revenue	25%	25%	25%	25%
Gross profit	75%	75%	75%	75%
Operating expenses
Sales and marketing	37%	39%	37%	40%
Research and development	26%	25%	26%	25%
General and administrative	11%	14%	11%	13%
Total operating expenses	74%	77%	74%	78%
Income (loss) from operations	1%	(2)%	1%	(2)%
Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income	5%	5%	5%	5%
Other income (expense), net	—%	—%	—%	—%
Income before provision for income taxes	6%	2%	6%	1%
Provision for income taxes	1%	1%	1%	1%
Net income	5%	1%	5%	1%
Net income (loss) attributable to non-controlling interest	—%	—%	—%	—%
Net income attributable to CrowdStrike	5%	1%	5%	1%
Comparison of the Three Months Ended July 31, 2024 and 2023
Revenue
The following shows total revenue from subscriptions and professional services for the three months ended July 31, 2024 as compared to the three months ended July 31, 2023 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2024	2023
Subscription	$918,257	$689,972	$228,285	33%
Professional services	45,615	41,654	3,961	10%
Total revenue	$963,872	$731,626	$232,246	32%
Total revenue increased by $232.2 million, or 32%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023. Subscription revenue accounted for 95% and 94% of our total revenue for the three months ended July 31, 2024 and July 31, 2023, respectively. Professional services revenue accounted for 5% and 6% of our total revenue for the three months ended July 31, 2024 and July 31, 2023, respectively.
Subscription revenue increased by $228.3 million, or 33%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023, which was primarily driven by a combination of the addition of new customers and the sale of additional sensors and modules to existing customers.

Professional services revenue increased by $4.0 million, or 10%, for the three months ended July 31, 2024, compared to the three months ended July 31, 2023, which was primarily attributable to an increase in the number of professional service hours performed.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the three months ended July 31, 2024 as compared to the three months ended July 31, 2023 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2024	2023
Subscription	$199,910	$153,306	$46,604	30%
Professional services	37,491	29,611	7,880	27%
Total cost of revenue	$237,401	$182,917	$54,484	30%
Total cost of revenue increased by $54.5 million, or 30%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023. Subscription cost of revenue increased by $46.6 million, or 30%, for the three months ended July 31, 2024, compared to the three months ended July 31, 2023. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $14.7 million driven by a 31% increase in average headcount, an increase in depreciation of data center equipment of $10.5 million, an increase in stock-based compensation expense of $6.6 million, an increase in amortization of internal-use software of $5.5 million, an increase in allocated overhead costs of $4.5 million, an increase in cloud hosting and related services cost of $1.6 million, and an increase in hardware maintenance costs of $1.4 million.
Professional services cost of revenue increased by $7.9 million, or 27%, for the three months ended July 31, 2024, compared to the three months ended July 31, 2023. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $2.9 million driven by an 18% increase in average headcount, an increase in consulting expense of $2.4 million, an increase in stock-based compensation expense of $1.6 million, and an increase in allocated overhead costs of $1.0 million.
The following shows gross profit and gross margin for subscriptions and professional services for the three months ended July 31, 2024 as compared to the three months ended July 31, 2023 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2024	2023
Subscription gross profit	$718,347	$536,666	$181,681	34%
Professional services gross profit	8,124	12,043	(3,919)	(33)%
Total gross profit	$726,471	$548,709	$177,762	32%

	Three Months Ended July 31,		Change %
	2024	2023
Subscription gross margin	78%	78%	—%
Professional services gross margin	18%	29%	(11)%
Total gross margin	75%	75%	—%
Subscription gross margin was flat for the three months ended July 31, 2024, compared to the three months ended July 31, 2023.
Professional services gross margin decreased by 11% for the three months ended July 31, 2024, compared to the three months ended July 31, 2023. The decrease in professional services gross margin was primarily due to an increase in consulting expense and decreased utilization during the three months ended July 31, 2024.

Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the three months ended July 31, 2024 as compared to the three months ended July 31, 2023 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2024	2023
Sales and marketing expenses	$355,471	$282,916	$72,555	26%
Sales and marketing expenses increased by $72.6 million, or 26%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $34.6 million driven by a 14% increase in sales and marketing average headcount, an increase in marketing programs of $11.1 million, an increase in stock-based compensation expense of $6.0 million, an increase in allocated overhead costs of $5.9 million, an increase in travel expenses of $3.1 million, $3.1 million of expenses relating to the Channel File 291 Incident, an increase in term-based software licenses of $1.6 million, an increase in company events expenses of $1.4 million, and an increase in cloud hosting and related costs of $1.2 million.
Research and Development
The following shows research and development expenses for the three months ended July 31, 2024 as compared to the three months ended July 31, 2023 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2024	2023
Research and development expenses	$250,908	$179,362	$71,546	40%
Research and development expenses increased by $71.5 million, or 40%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023. This increase was primarily due to an increase in stock-based compensation expense of $28.9 million, an increase in employee-related expenses of $25.5 million driven by a 17% increase in research and development average headcount, an increase in cloud hosting and related costs of $5.9 million, an increase in allocated overhead costs of $5.6 million, an increase in other labor expenses of $1.1 million, an increase in employee benefits of $1.1 million, an increase in term-based software licenses of $1.1 million, an increase in travel expenses of $1.0 million, and $1.0 million of expenses relating to the Channel File 291 Incident.
General and Administrative
The following shows general and administrative expenses for the three months ended July 31, 2024 as compared to the three months ended July 31, 2023 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2024	2023
General and administrative expenses	$106,434	$101,804	$4,630	5%
General and administrative expenses increased by $4.6 million, or 5%, for the three months ended July 31, 2024 compared to the three months ended July 31, 2023. The increase in general and administrative expenses was primarily due to an increase in employee-related expenses of $8.1 million driven by a 16% increase in general and administrative average headcount, an increase in leased airfare costs of $1.6 million, an increase in allocated overhead costs of $1.3 million, an increase in consulting expense of $1.1 million, an increase in company events expense of $1.0 million, and $1.0 million of expenses relating to the Channel File 291 Incident, partially offset by a decrease in stock-based compensation expense of $6.9 million and a decrease in legal expense of $3.3 million unrelated to the Channel File 291 Incident.

Interest Expense, Interest Income, and Other Expense, Net
The following shows interest expense, interest income, and other expense, net for the three months ended July 31, 2024 as compared to the three months ended July 31, 2023 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2024	2023
Interest expense	$(6,549)	$(6,444)	$(105)	2%
Interest income	$51,526	$36,638	$14,888	41%
Other expense, net	$(1,031)	$(1,734)	$703	(41)%
Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense, accretion of debt discount for our Senior Notes issued in January 2021, and amortization of debt issuance costs on our secured revolving credit facility.
The increase in interest income for the three months ended July 31, 2024 compared to the three months ended July 31, 2023 was driven by increases in market interest rates and an increase in our cash and cash equivalents.
The decrease in other expense, net for the three months ended July 31, 2024 compared to the three months ended July 31, 2023 was primarily due to a decrease in net foreign currency transaction losses of $1.0 million.
Provision for Income Taxes
The following shows the provision for income taxes for the three months ended July 31, 2024 as compared to the three months ended July 31, 2023 (in thousands, except percentage):

	Three Months Ended July 31,		Change $	Change %
	2024	2023
Provision for income taxes	$10,914	$4,611	$6,303	137%
The increase in provision for income taxes of $6.3 million during the three months ended July 31, 2024 compared to the three months ended July 31, 2023 was primarily attributable to an increase in profitability and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business.
Comparison of the Six Months Ended July 31, 2024 and 2023
Revenue
The following shows total revenue from subscriptions and professional services for the six months ended July 31, 2024 as compared to the six months ended July 31, 2023 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2024	2023
Subscription	$1,790,429	$1,341,147	$449,282	33%
Professional services	94,479	83,059	11,420	14%
Total revenue	$1,884,908	$1,424,206	$460,702	32%
Total revenue increased by $460.7 million, or 32%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023. Subscription revenue accounted for 95% and 94% of our total revenue for the six months ended July 31, 2024 and July 31, 2023, respectively. Professional services revenue accounted for 5% and 6% of our total revenue for the six months ended July 31, 2024 and July 31, 2023, respectively.

Subscription revenue increased by $449.3 million, or 33%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023, which was primarily driven by a combination of the addition of new customers and the sale of additional sensors and modules to existing customers.
Professional services revenue increased by $11.4 million, or 14%, for the six months ended July 31, 2024, compared to the six months ended July 31, 2023, which was primarily attributable to an increase in the number of professional service hours performed.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the six months ended July 31, 2024 as compared to the six months ended July 31, 2023 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2024	2023
Subscription	$389,567	$295,406	$94,161	32%
Professional services	72,837	56,741	16,096	28%
Total cost of revenue	$462,404	$352,147	$110,257	31%
Total cost of revenue increased by $110.3 million, or 31%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023. Subscription cost of revenue increased by $94.2 million, or 32%, for the six months ended July 31, 2024, compared to the six months ended July 31, 2023. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $29.2 million driven by a 30% increase in average headcount, an increase in depreciation of data center equipment of $18.6 million, an increase in stock-based compensation expense of $11.5 million, an increase in amortization of internal-use software of $10.9 million, an increase in allocated overhead costs of $9.0 million, an increase in cloud hosting and related services cost of $8.0 million, an increase in hardware maintenance costs of $3.3 million, and an increase in employee health benefits of $1.2 million.
Professional services cost of revenue increased by $16.1 million, or 28%, for the six months ended July 31, 2024, compared to the six months ended July 31, 2023. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $6.3 million driven by a 16% increase in average headcount, an increase in consulting expense of $4.2 million, an increase in stock-based compensation expense of $3.2 million, and an increase in allocated overhead costs of $2.0 million.
The following shows gross profit and gross margin for subscriptions and professional services for the six months ended July 31, 2024 as compared to the six months ended July 31, 2023 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2024	2023
Subscription gross profit	$1,400,862	$1,045,741	$355,121	34%
Professional services gross profit	21,642	26,318	(4,676)	(18)%
Total gross profit	$1,422,504	$1,072,059	$350,445	33%

	Six Months Ended July 31,		Change %
	2024	2023
Subscription gross margin	78%	78%	—%
Professional services gross margin	23%	32%	(9)%
Total gross margin	75%	75%	—%
Subscription gross margin was flat for the six months ended July 31, 2024, compared to the six months ended July 31, 2023.
Professional services gross margin decreased by 9% for the six months ended July 31, 2024 compared to the six months ended July 31, 2023. The decrease in professional services gross margin was primarily due to an increase in consulting expenses and decreased utilization during the six months ended July 31, 2024.

Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the six months ended July 31, 2024 as compared to the six months ended July 31, 2023 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2024	2023
Sales and marketing expenses	$705,585	$564,023	$141,562	25%
Sales and marketing expenses increased by $141.6 million, or 25%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $61.5 million driven by a 11% increase in sales and marketing average headcount, an increase in stock-based compensation expense of $22.5 million, an increase in marketing programs of $20.4 million, an increase in allocated overhead costs of $10.7 million, an increase in travel expenses of $5.6 million, an increase in company events expenses of $4.7 million, $3.1 million of expenses relating to the Channel File 291 Incident, an increase in term-based software licenses of $2.6 million, an increase in cloud hosting and related costs of $1.9 million, an increase in other labor expenses of $1.3 million, an increase in employee health benefits of $1.3 million, and an increase in consulting expense of $1.0 million, partially offset by a decrease in taxes and licenses of $1.4 million.
Research and Development
The following shows research and development expenses for the six months ended July 31, 2024 as compared to the six months ended July 31, 2023 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2024	2023
Research and development expenses	$486,157	$358,427	$127,730	36%
Research and development expenses increased by $127.7 million, or 36%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023. This increase was primarily due an increase in stock-based compensation expense of $51.2 million, an increase in employee-related expenses of $46.5 million driven by a 13% increase in research and development average headcount, an increase in allocated overhead costs of $10.3 million, an increase in cloud hosting and related costs of $10.3 million, an increase in travel expenses of $1.7 million, an increase in term-based software licenses of $1.6 million, an increase in employee related benefits of $1.5 million, an increase in consulting expense of $1.0 million, and $1.0 million of expenses relating to the Channel File 291 Incident.
General and Administrative
The following shows general and administrative expenses for the six months ended July 31, 2024 as compared to the six months ended July 31, 2023 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2024	2023
General and administrative expenses	$210,168	$184,438	$25,730	14%
General and administrative expenses increased by $25.7 million, or 14%, for the six months ended July 31, 2024 compared to the six months ended July 31, 2023. The increase in general and administrative expenses was primarily due to an increase in employee-related expenses of $14.4 million driven by an 14% increase in general and administrative average headcount, an increase in consulting expense of $4.5 million, an increase in allocated overhead costs of $2.3 million, an increase in company events expense of $1.6 million, an increase in leased airfare costs of $1.6 million, an increase in tax and licenses of $1.0 million, and $1.0 million of expenses relating to the Channel File 291 Incident, partially offset by a decrease in legal expense of $2.5 million unrelated to the Channel File 291 Incident.

Interest Expense, Interest Income, and Other Income (Expense), Net
The following shows interest expense, interest income, and other income (expense), net for the six months ended July 31, 2024 as compared to the six months ended July 31, 2023 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2024	2023
Interest expense	$(13,060)	$(12,831)	$(229)	2%
Interest income	$97,376	$67,159	$30,217	45%
Other income (expense), net	$6,625	$(1,504)	$8,129	(540)%
Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense, accretion of debt discount for our Senior Notes issued in January 2021, and amortization of debt issuance costs on our secured revolving credit facility.
The increase in interest income for the six months ended July 31, 2024 compared to the six months ended July 31, 2023 was driven by increases in market interest rates and an increase in our cash and cash equivalents.
The increase in other income (expense), net for the six months ended July 31, 2024 compared to the six months ended July 31, 2023 was primarily due to an increase in gains on sales of our strategic investments of $6.2 million and an increase in net foreign currency transaction gains of $1.4 million.
Provision for Income Taxes
The following shows the provision for income taxes for the six months ended July 31, 2024 as compared to the six months ended July 31, 2023 (in thousands, except percentage):

	Six Months Ended July 31,		Change $	Change %
	2024	2023
Provision for income taxes	$18,581	$9,020	$9,561	106%
The increase in provision for income taxes of $9.6 million during the six months ended July 31, 2024 compared to the six months ended July 31, 2023 was primarily attributable to an increase in profitability and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business.
Liquidity and Capital Resources
Our primary sources of liquidity as of July 31, 2024, consisted of: (i) $4.0 billion in cash and cash equivalents, which mainly consists of cash on hand and highly liquid investments in money market funds and U.S. Treasury bills, (ii) cash we expect to generate from operations, and (iii) available capacity under our $750.0 million senior secured revolving credit facility (the “A&R Credit Agreement”). It is not currently possible to reasonably estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties, or other resolution of proceedings resulting from the Channel File 291 Incident. However, despite such uncertainties, we expect that the combination of our existing cash and cash equivalents, cash flows from operations, and the A&R Credit Agreement will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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
We have historically generated operating losses prior to fiscal 2024, as reflected in our accumulated deficit of $1.0 billion as of July 31, 2024. We expect to continue to make investments, particularly in sales and marketing and research and development. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.

We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2024, we had deferred revenue of $3.1 billion, of which $2.3 billion was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, or foreign currency forward contracts.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended July 31,
	2024	2023
Net cash provided by operating activities	$709,869	$545,673
Net cash (used in) provided by investing activities	(105,988)	107,791
Net cash provided by financing activities	59,978	57,645
Net change in cash, cash equivalents and restricted cash	662,819	712,192
Operating Activities
Net cash provided by operating activities during the six months ended July 31, 2024 was $709.9 million, which resulted from net income of $93.0 million, adjusted for non-cash charges of $636.2 million and net cash outflow of $19.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $384.0 million in stock-based compensation expense, $147.9 million of amortization of deferred contract acquisition costs, $88.9 million of depreciation and amortization, $12.3 million of amortization of intangibles assets, $7.2 million of non-cash operating lease costs, $2.3 million of accretion of short-term investments purchased at a discount, and $1.8 million of non-cash interest expense, partially offset by $6.2 million realized gains on strategic investments and $1.9 million of deferred income taxes. The net cash outflow from changes in operating assets and liabilities was primarily due to a $158.3 million increase in deferred contract acquisition costs, a $63.2 million increase in prepaid expenses and other assets, a $29.4 million decrease in accrued payroll and benefits, and a $7.1 million decrease in operating lease liabilities, partially offset by a $192.1 million decrease in accounts receivable, a $38.9 million increase in deferred revenue, and an $8.0 million increase in accrued expenses and other liabilities.
Investing Activities
Net cash used in investing activities of $106.0 million during the six months ended July 31, 2024 was primarily due to business acquisitions, net of cash acquired, of $96.4 million, which was related to the Flow Security acquisition, purchases of property and equipment of $88.9 million, capitalized internal-use software and website development costs of $25.0 million, purchases of strategic investments of $2.7 million, and purchases of deferred compensation investments of $1.2 million, partially offset by proceeds from maturities of short-term investments of $97.3 million and proceeds from sales of strategic investments of $10.9 million.
Financing Activities
Net cash provided by financing activities of $60.0 million during the six months ended July 31, 2024 was primarily due to proceeds from our employee stock purchase plan of $56.1 million, capital contributions from non-controlling interests of $5.5 million, and proceeds from the exercise of stock options of $2.5 million, partially offset by distributions to non-controlling interest holders of $4.1 million.

Supplemental Guarantor Financial Information
Our Senior Notes are guaranteed on a senior, unsecured basis by CrowdStrike, Inc., a wholly owned subsidiary of CrowdStrike Holdings, Inc. (the “subsidiary guarantor,” and together with CrowdStrike Holdings, Inc., the “Obligor Group”). The guarantee is full and unconditional and is subject to certain conditions for release. See Note 4, “Debt,” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a brief description of the Senior Notes.
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
Summarized financial information is presented below for the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group and equity in the earnings from and investments in any non-guarantor subsidiary. The revenue amounts presented in the summarized financial information include substantially all of our condensed consolidated revenue, and there is no intercompany revenue from the non-guarantor subsidiaries. This summarized financial information has been prepared and presented pursuant to Regulation S-X Rule 13-01, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP.

Statement of Operations	Six Months Ended July 31, 2024
(in thousands)
Revenue	$1,882,559
Cost of revenue	478,060
Operating expenses	1,392,782
Income from operations	11,717
Net income	81,325
Net income attributable to CrowdStrike	81,325

	July 31, 2024	January 31, 2024

	(in thousands)
Current assets (excluding current intercompany receivables from non-Guarantors)	$5,008,537	$4,563,521
Current intercompany receivables from non-Guarantors	11,888	24,716
Noncurrent assets (excluding noncurrent intercompany receivables from non-Guarantors)	1,640,549	1,605,308
Noncurrent intercompany receivables from non-Guarantors	385,543	280,426
Current liabilities (excluding current intercompany payables to non-Guarantors)	2,619,387	2,605,892
Current intercompany payables to non-Guarantors	484	—
Noncurrent liabilities (excluding noncurrent intercompany payables to non-Guarantors)	1,561,144	1,586,566
Noncurrent intercompany payables to non-Guarantors	23,109	—
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
Contractual Obligations and Commitments
During the six months ended July 31, 2024, there were no significant changes to our debt obligations related to the Senior Notes or our contractual obligations under our non-cancelable real estate arrangements, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
We have non-cancellable purchase commitments with various parties to purchase products and services entered in the normal course of business totaling $2.7 billion as of July 31, 2024, with remaining terms in excess of 12 months. We expect to fund these obligations with cash flows from operations and cash and cash equivalents on our balance sheet.
As of July 31, 2024, our unrecognized tax benefits included $14.4 million, which were classified as long-term liabilities due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended July 31, 2024, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2024, filed with the SEC on March 6, 2024.
Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice our customers at contract signing prior to commencement of subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. As of July 31, 2024, we had backlog of approximately $1.8 billion. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.

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
Employees
As of July 31, 2024, we had 9,219 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
Recently Issued Accounting Pronouncements
See Note 1, “Description of Business and Significant Accounting Policies,” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for more information about the impact of certain recent accounting pronouncements on our condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risks during the three and six months ended July 31, 2024 compared to our disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2024. Based on such evaluation of our disclosure controls and procedures as of July 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are currently a party to, and may from time to time in the future be involved in, various litigation matters and subject to claims that arise in the ordinary course of business, including claims asserted by third parties in the form of letters and other communications. For information regarding legal proceedings and other claims asserted against us, including in relation to the Channel File 291 Incident, see Note 8, “Commitments and Contingencies,” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
For any claims for which we believe a liability is both probable and reasonably estimable, we record a liability in the period in which we make this determination. Other than as disclosed in Note 8, there is no pending or threatened legal proceeding to which we are a party that, in our opinion, is likely to have a material adverse effect on our business and our condensed consolidated financial statements; however, the results of legal proceedings and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources, and other factors. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our condensed consolidated financial statements.
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
Risks Related to Our Business and Industry
The Channel File 291 Incident has had, and is expected to continue to have, an adverse effect on our business, sales, customer and partner relations, reputation, results of operations and financial condition.
On July 19, 2024, we released a content configuration update for our Falcon sensor that resulted in system crashes for certain Windows systems (the “Channel File 291 Incident”). We have incurred, and expect to continue to incur, significant costs and expenses related to the incident, including in connection with remediation efforts, customer and partner relations, measures taken to address the damage to our reputation, and other measures taken in response to the incident. Our management and other personnel are devoting significant time and resources to address the impacts of the Channel File 291 Incident. We may also hire additional personnel to assist with our ongoing efforts. Any real or perceived failure, by us or the third-party service providers we engage, to remediate and respond to the Channel File 291 Incident could adversely impact our business. While we are investing in enhancements to software resiliency, testing and customer controls following the Channel File 291 Incident, we cannot guarantee that such enhancements will be effective, or that our products will not have defects, errors, or vulnerabilities in the future.

The Channel File 291 Incident has harmed, and is expected to continue to harm, our business, sales, customer and partner relations, and our reputation. As a result of the incident, certain of our existing or prospective customers have elected to, and may in the future elect to, defer purchasing decisions relating to our products and services or not purchase our products and services at all. Customers have also decided, and may in the future decide, to terminate or not renew their agreements with us. The Channel File 291 Incident has negatively impacted, and may in the future negatively impact, our existing or prospective partners’ ability or willingness to promote our products or services. Certain of our competitors have aggressively approached our current and prospective customers and partners to attempt to capitalize on the incident, and may continue to do so. Furthermore, we have agreed to, and expect to agree to in the future, provide incentives in connection with our commercial arrangements with our customers, including subscription period extensions, discounts or promotional modules. The Channel File 291 Incident has received negative media coverage and harmed our reputation and brand. If we are unable to regain the trust of our current and prospective customers and partners, or if negative media coverage and publicity continues, our reputation and brand may suffer further, exacerbating the effects discussed herein. These factors may result in harm to our business, results of operations and financial condition.
We are party to a number of legal proceedings relating to the Channel File 291 Incident, such as lawsuits filed by or on behalf of third parties, including securities litigation brought on behalf of certain purchasers of our Class A common stock. We have also received inquiries from governmental authorities and other third parties. We may also become subject to governmental investigations, and governmental authorities may seek to impose undertakings, injunctive relief, consent decrees or other penalties, which could, among other things, materially increase our expenses or otherwise require us to alter how we operate our business. Third parties, including governmental authorities, may take certain actions in response to the Channel File 291 Incident that may negatively impact our business and operations and may result in additional costs and expenses relating to compliance, product development or other matters. Some customers and other third parties claiming to have been impacted by the incident have communicated their intent to seek indemnification or compensation from us. Additional claims may also be asserted by or on behalf of customers, partners, stockholders or others seeking monetary damages or other relief. These lawsuits, claims and inquiries are resulting, and are expected to result in the future, in the incurrence of significant costs and expenses, the diversion of management’s attention from the operation of our business and other negative impacts on our business and operations.
While we maintain insurance policies that may cover certain costs, claims and liabilities in connection with the Channel File 291 Incident, we cannot be certain that our insurance coverage will cover all costs, claims and liabilities actually incurred, that our insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.
We have experienced rapid growth in recent periods, and if we do not manage our future growth, our business and results of operations will be adversely affected.
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from 4,965 employees as of January 31, 2022, to 9,219 employees as of July 31, 2024. Although we have experienced rapid growth historically, we may not sustain our current growth rates and our investments to support our growth may not be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
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
We have a history of losses, and while we have achieved profitability in certain periods, including fiscal 2024, we may not be able to achieve or sustain profitability in the future.
We have incurred net losses each year prior to fiscal 2024, and we may not achieve or maintain profitability in the future. We experienced net gains of $89.3 million for fiscal 2024, and net losses of $183.2 million, and $234.8 million for fiscal 2023, and fiscal 2022, respectively. As of July 31, 2024, we had an accumulated deficit of $1.0 billion. While we have experienced significant growth in revenue in recent periods, and have achieved profitability during certain periods, including fiscal 2024, we cannot assure you when or whether we will reach sustained profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our total revenue or improvements in our results of operations. We also have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
If organizations do not adopt cloud-based SaaS-delivered endpoint security solutions, our ability to grow our business and results of operations may be adversely affected.
We believe our future success will depend in large part on the growth, if any, in the market for cloud-based SaaS-delivered endpoint security solutions. The use of SaaS solutions to manage and automate security and IT operations is at an early stage and rapidly evolving. As such, it is difficult to predict its potential growth, if any, customer adoption and retention rates, customer demand for our solutions, customer consolidation on our platform, or the success of existing competitive products. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our solutions and those of our competitors. If our solutions do not achieve widespread adoption or there is a reduction in demand for our solutions due to a lack of customer acceptance, technological challenges, damage to our reputation including as a result of the Channel File 291 Incident, competing products, privacy concerns, decreases in corporate spending, weakening economic conditions or otherwise, it could result in early terminations, reduced customer retention rates, or decreased revenue, any of which would adversely affect our business, results of operations, and financial results. We do not know whether the trend in adoption of cloud-based SaaS-delivered endpoint security solutions we have experienced in the past will continue in the future. Furthermore, to the extent we or other SaaS security providers experience security incidents, loss or disclosure of customer data, disruptions in delivery, or other problems, the market for SaaS solutions as a whole, including our security solutions, could be negatively affected. You should consider our business and prospects in light of the risks and difficulties we encounter in this new and evolving market.
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
Success in delivering enhancements and new solutions depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or new solution, the risk that such enhancement or new solution may have quality or other defects or deficiencies (such as we experienced in connection with the Channel File 291 Incident), especially in the early stages of introduction, as well as our ability to seamlessly integrate all of our product and service offerings and develop adequate sales capabilities in new markets. Failure to effectively deliver, integrate, and manage perceptions with respect to enhancements and new solutions could erode our competitive position, significantly impair our revenue growth, and negatively impact our operating results.

If we are unable to attract new customers, our future results of operations could be harmed.
To expand our customer base, we need to convince potential customers to allocate a portion of their discretionary budgets to purchase our Falcon platform. Our sales efforts often involve educating our prospective customers about the uses and benefits of our Falcon platform. Enterprises and governments that use legacy security products, such as signature-based or malware-based products, firewalls, intrusion prevention systems, and antivirus, for their IT security may be hesitant to purchase our Falcon platform if they believe that these products are more cost effective, provide substantially the same functionality as our Falcon platform or provide a level of IT security that is sufficient to meet their needs. We may have difficulty convincing prospective customers of the value of adopting our solution. Even if we are successful in convincing prospective customers that a cloud native platform like ours is critical to protect against cyberattacks, they may not decide to purchase our Falcon platform for a variety of reasons, some of which are out of our control. For example, any deterioration in general economic conditions, including as a result of the geopolitical environment, the outbreak of diseases or other public health crises, volatility in the banking and financial services sector, or inflation (as well as government policies such as raising interest rates in response to inflation), have in the past and may in the future cause our current and prospective customers to delay or cut their overall security and IT operations spending, and such delays or cuts may fall disproportionately on cloud-based security solutions like ours. Economic weakness, customer financial difficulties, constrained spending on security and IT operations, and the impact of the Channel File 291 Incident may result in decreased revenue, reduced sales, an increase in multi-phase subscription start dates, shorter terms for customer subscriptions, lengthened sales cycles, increased churn, lower demand for our products, and adversely affect our results of operations and financial conditions. Furthermore, we may need to exercise more flexibility in customer payment terms as customers navigate a more challenging economic environment. Additionally, if the incidence of cyberattacks were to decline, or be perceived to decline, or if organizations adopt endpoints that use operating systems we do not adequately support, our ability to attract new customers and expand sales of our solutions to existing customers could be adversely affected. If organizations do not continue to adopt our Falcon platform, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations, and financial condition would be harmed.
If our customers do not renew their subscriptions for our products and add additional cloud modules to their subscriptions, our future results of operations could be harmed.
In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions for our Falcon platform when existing contract terms expire, and that we expand our commercial relationships with our existing customers by selling additional cloud modules and by deploying to more endpoints in their environments. Our customers have no obligation to renew their subscription for our Falcon platform after the expiration of their contractual subscription period, which is generally one year, and in the normal course of business, some customers have elected not to renew. In addition, customers that previously signed multi-year subscription contracts may renew for shorter contract subscription lengths, and customers may cease using certain cloud modules altogether. Even if customers choose to renew their subscription of certain cloud modules, they may decline to purchase additional cloud modules or choose not to consolidate onto our Falcon platform. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, our pricing, customer security and networking issues and requirements, our customers’ spending levels, decreases in the number of endpoints to which our customers deploy our solutions, mergers and acquisitions involving our customers, industry developments, competition, the impact of the Channel File 291 Incident, and general economic and geopolitical conditions. If our efforts to maintain and expand our relationships with our existing customers are not successful, our business, results of operations, and financial condition may materially suffer.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.
Our revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our Falcon platform. Customers often view the subscription to our Falcon platform as a significant strategic decision and, as a result, frequently require considerable time to evaluate, test and qualify our Falcon platform prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens and adds uncertainty to our sales cycle. In addition, uncertain economic conditions may lead to additional scrutiny of budgets by current and prospective customers, which has resulted in, for example, longer sales cycles for products and services, and may result in shifting demand for IT products and services, and slower adoption of new technologies. We have also experienced, and expect to continue to experience, longer sales cycles in connection with the Channel File 291 Incident.

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
•the strength of our reputation and brand, including the impact to our reputation and brand as a result of the Channel File 291 Incident; and
•acquisitions or consolidation within our industry, which may result in more formidable competitors.
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
Real or perceived defects, errors or vulnerabilities in our Falcon platform and cloud modules, the failure of our platform to detect or prevent incidents, including advanced and newly developed attacks, misconfiguration of our solutions, or the failure of customers to take action on attacks identified by our platform could harm our reputation and adversely affect our business, financial position and results of operations. Because our cloud native security platform is complex, it may contain defects or errors that are not detected until after deployment. For example, the Channel File 291 Incident harmed our brand and reputation, business and results of operations. If we fail to timely detect defects or errors before deployment in the future, our brand and reputation, business and results of operations will suffer further. We cannot assure you that our products will detect all cyberattacks, especially in light of the rapidly changing security threat landscape that our solution seeks to address. Due to a variety of both internal and external factors, including, without limitation, defects or misconfigurations of our or third-party solutions, our solutions could be or become vulnerable to security incidents (both from intentional attacks and accidental causes) that cause them to fail to secure endpoints and detect and block attacks. In addition, because the techniques used by computer hackers to access or sabotage networks and endpoints change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our cloud native security platform is unable to detect or prevent until after some of our customers are affected. Additionally, our Falcon platform may falsely indicate a cyberattack or threat that does not actually exist, which may lessen customers’ trust in our solutions.

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
As a provider of security solutions, we have in the past been, and may in the future be, specifically targeted by bad actors for attacks intended to circumvent our security capabilities or to exploit our Falcon platform as an entry point into customers’ endpoints, networks, or systems. In particular, because we have been involved in the identification of organized cybercriminals and nation-state actors, we have been the subject of intense efforts by sophisticated cyber adversaries who seek to compromise our systems. Such efforts may also intensify as geopolitical tensions increase. In addition, bad actors have attempted to leverage the Channel File 291 Incident to facilitate malicious activity, including, for example, through sending phishing emails posing as CrowdStrike support. Such activity, whether or not successful, could result in additional harm to our business. We are also susceptible to inadvertent compromises of our systems and data, including those arising from process, coding, or human errors. Moreover, we utilize third-party service providers to, among other things, host, transmit, or otherwise process electronic data in connection with our business activities, including our supply chain, operations, and communications. Our third-party service providers and other vendors have faced and may continue to face cyberattacks, compromises, interruptions in service, or other security incidents from a variety of sources. A successful attack or other incident that results in an interruption of service or that compromises our or our service providers’ internal networks, systems, or data could have a significant negative effect on our operations, reputation, financial resources, and the value of our intellectual property. We cannot assure you that any of our efforts to manage this risk, including adoption of a comprehensive incident response plan and process for detecting, mitigating, and investigating security incidents that we regularly test through table-top exercises, testing of our security protocols through additional techniques, such as penetration testing, debriefing after security incidents, to improve our security and responses, and regular briefing of our directors and officers on our cybersecurity risks, preparedness, and management, will be effective in protecting us from such attacks.
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
We generally recognize revenue from customers ratably over the terms of their subscription, which is generally one year. As a result, a substantial portion of the revenue we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, any increase or decline in new sales or renewals in any one period will not be immediately reflected in our revenue for that period. Any such change, however, would affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals, including as a result of the Channel File 291 Incident, may not be fully reflected in our results of operations until future periods. In addition, customer commitment packages introduced following the Channel File 291 Incident that extend subscription periods will lengthen the applicable term over which we recognize revenue, which we expect will adversely affect our results.We may also be unable to timely reduce our cost structure in line with a significant deterioration in sales or renewals that would adversely affect our results of operations and financial condition.
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
•the impact to our business from the Channel File 291 Incident;
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
•developments relating to our valuation allowances for our deferred tax assets;
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
In addition, we experience seasonal fluctuations in our financial results as we typically receive a higher percentage of our annual orders from new customers, as well as renewal orders from existing customers, in the second half of the fiscal year as compared to the first half of the year due to the annual budget approval process of many of our customers. In addition, we also experience seasonality in our operating margin, typically with a lower margin in the first half of our fiscal year. Any of the above factors, individually or in the aggregate, may result in significant fluctuations in our financial and other results of operations from period to period. As a result of this variability, our historical results of operations should not be relied upon as an indication of future performance. Moreover, this variability and unpredictability could result in our failure to meet our operating plan or the expectations of investors or analysts for any period. If we fail to meet such expectations for these or other reasons, our stock price could fall substantially, and we could face costly lawsuits, including securities class action suits. For example, we are currently party to securities litigation brought in connection with the Channel File 291 Incident on behalf of certain purchasers of our Class A common stock.
If we are not able to maintain and enhance our CrowdStrike and Falcon brand and our reputation as a provider of high-efficacy security solutions, our business and results of operations may be adversely affected.
We believe that maintaining and enhancing our CrowdStrike and Falcon brand and our reputation as a provider of high-efficacy security solutions is critical to our relationship with our existing customers, channel partners, and technology alliance partners and our ability to attract new customers and partners. The successful promotion of our CrowdStrike and Falcon brand depends on a number of factors, including our marketing efforts, our ability to continue to develop additional cloud modules and features for our Falcon platform, our ability to successfully differentiate our Falcon platform from competitive cloud-based or legacy security solutions and, ultimately, our ability to detect and stop breaches. Although we believe it is important for our growth, our brand promotion activities may not be successful or yield increased revenue.
In addition, independent industry or financial analysts and research firms often test our solutions and provide reviews of our Falcon platform, as well as the products of our competitors, and perception of our Falcon platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products, our brand may be adversely affected. Our solutions may fail to detect or prevent threats in any particular test for a number of reasons that may or may not be related to the efficacy of our solutions in real world environments. To the extent potential customers, industry analysts or testing firms believe that the occurrence of a failure to detect or prevent any particular threat is a flaw or indicates that our solutions or services do not provide significant value, we may lose customers, and our reputation, financial condition and business would be harmed. Additionally, the performance of our channel partners and technology alliance partners may affect our brand and reputation if customers do not have a positive experience with these partners. In addition, we have in the past worked, and continue to work, with high profile private and public customers as well as assist in analyzing and remediating high profile cyberattacks, which sometimes involve nation-state actors. Our work with such customers has exposed us to publicity and media coverage. Changing political environments in the United States and abroad may amplify the media and political scrutiny we face. Negative publicity about us, including about our management, the efficacy and reliability of our Falcon platform, our products offerings, our professional services, and the customers we work with, even if inaccurate, has in the past adversely affected, and may in the future adversely affect, our reputation and brand. For example, the Channel File 291 Incident, which received significant media attention and negative publicity, harmed our reputation and brand.
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
We derived approximately 28%, 30%, 32% and 32% of our total revenue from our international customers for fiscal 2022, fiscal 2023, fiscal 2024 and the six months ended July 31, 2024, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
•government product requirements are often technically complex and assessors may require us to make costly changes to our products to meet such requirements without any assurance that such changes will generate a sale or improve the efficacy of our products;
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
Our future growth is dependent upon our ability to continue to meet the needs of new customers and the expanding needs of our existing customers as their use of our solutions grow. As our customers gain more experience with our solutions, the number of endpoints and events, the amount of data transferred, processed and stored by us, the number of locations where our platform and services are being accessed, have in the past, and may in the future, expand rapidly. In order to meet the performance and other requirements of our customers, we intend to continue to make significant investments to increase capacity and to develop and implement new technologies in our service and cloud infrastructure operations. These technologies, which include databases, applications and server optimizations, network and hosting strategies, and automation, are often advanced, complex, new and untested. We may not be successful in developing or implementing these technologies. In addition, it takes a significant amount of time to plan, develop and test improvements to our technologies and infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. We rely on external ecosystems, such as operating systems, to operate and make our products and services available to customers. If we are unable to adapt to product or policy changes in such ecosystems, or if we do not effectively operate with such ecosystems, demand for and availability of our products or services could decline. To the extent that we do not effectively scale our operations to meet the needs of our growing customer base and to maintain performance as our customers expand their use of our solutions, we may not be able to grow as quickly as we anticipate, our customers may reduce or cancel use of our solutions and we may be unable to compete as effectively and our business and results of operations may be harmed.
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
Internationally, virtually every jurisdiction in which we operate has established its own data privacy and security legal framework with which we must comply. For example, we are required to comply with the European Union (“EU”) General Data Protection Regulation (“GDPR”) and its equivalent in the U.K. (“U.K. GDPR”), which impose stringent obligations regarding the collection, control, use, sharing, disclosure and other processing of personal data and create mandatory breach notification requirements under certain circumstances. While the GDPR and U.K. GDPR remain substantially similar for the time being, the U.K. government has announced that it would seek to chart its own path on data protection and reform its relevant laws, including in ways that may differ from the GDPR. While these developments increase uncertainty with regard to data protection regulation in the U.K., even in their current, substantially similar form, the GDPR and U.K. GDPR can expose businesses to divergent parallel regimes that may be subject to potentially different interpretations and enforcement actions for certain violations and related uncertainty. Failure to comply with the GDPR or the U.K. GDPR can result in significant fines and other liability, including, under the GDPR, fines of up to EUR 20 million (or GBP 17.5 million under the U.K. GDPR) or four percent (4%) of annual global revenue, whichever is greater. European data protection authorities have already imposed fines for GDPR violations of up to, in some cases, hundreds of millions of Euros.
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
Our compliance efforts are further complicated by the fact that data privacy and security laws, rules, regulations and standards around the world are rapidly evolving, may be subject to uncertain or inconsistent interpretations and enforcement, and may conflict among various jurisdictions. In many jurisdictions, enforcement actions and consequences for non-compliance with data privacy and security laws, rules, regulations, standards, certifications, contractual requirements or other obligations are rising. Data subjects may also have a private right of action, as well as support from consumer privacy advocates or organizations, to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages resulting from violations of applicable data privacy and security laws, rules and regulations. In addition, privacy advocates and industry groups have proposed, and may propose in the future, self-regulatory standards that may legally or contractually apply to us or be alleged to apply to us. Any failure or perceived failure by us or any third parties with which we do business to comply with applicable privacy policies, data privacy or security laws, rules, regulations, standards, certifications or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release, transfer or other processing of personal information, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions). There also has been increased regulatory scrutiny from the SEC with respect to adequately disclosing risks concerning cybersecurity and data privacy. Such scrutiny from the SEC increases the risk of investigations into the cybersecurity practices, and related disclosures, of companies within its jurisdiction. Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose customers or negatively impact our ability to contract with customers, including those in the public sector.
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing data privacy and security laws and regulations, employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Increased scrutiny may also lead to new laws and regulations, or new applications of existing laws and regulations, that target topics such as AI, software resiliency and concentration risk. Noncompliance by us, our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties with applicable regulations or requirements could subject us to:
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
The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, privacy, data protection cybersecurity, consumer protection, competition, and equal opportunity laws and regulations, and are expected to be subject to new laws and regulations or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their cybersecurity and data protection laws to AI or are considering general legal frameworks for AI, such as the AI Act. For example, in Europe, the EU’s AI Act was published in the Official Journal of the EU on July 12, 2024 and entered into force on August 1, 2024. The AI Act establishes, among other things, a risk-based governance framework for regulating AI systems in the EU by categorizing AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. This regulatory framework is expected to have a material impact on the way AI is regulated in the EU and beyond.
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
Certain of our customer agreements contain service level commitments, which contain specifications regarding the availability and performance of our Falcon platform. Any failure of or disruption to our infrastructure could impact the performance of our Falcon platform and the availability of services to customers. To the extent we are unable to meet our stated service level commitments or to the extent we suffer extended periods of poor performance or unavailability of our Falcon platform, we may be contractually obligated to provide affected customers with service credits for future subscriptions, and, in certain cases, refunds. To date, there has not been a material failure to meet our service level commitments, and we do not currently have any material liabilities accrued on our balance sheets for such commitments. Our revenue, other results of operations and financial condition could be harmed to the extent we suffer performance issues or downtime that exceeds the service level commitments under our agreements with our customers.
We are currently, and may in the future become, involved in litigation that may adversely affect us.
We are regularly subject to claims, suits, and government investigations and other proceedings including patent, product liability, class action, whistleblower, personal injury, property damage, labor and employment (including allegations of wage and hour violations), commercial disputes, securities litigation, compliance with laws and regulatory requirements and other matters, and we may become subject to additional types of claims, suits, investigations and proceedings as our business develops or in connection with the Channel File 291 Incident. Such claims, suits, and government investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any of these types of legal proceedings can have an adverse impact on us because of legal costs and diversion of management attention and resources, and could cause us to incur significant expenses or liability, adversely affect our brand recognition, and/or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, condensed consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees, or orders requiring a change in our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations, and prospects. Any of these consequences could adversely affect our business and results of operations.
We have in the past experienced, and may in the future experience, warranty claims, product returns, and claims related to product liability and product defects from real or perceived defects in our solutions or their misuse by our customers or third parties and indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
We may be subject to liability claims for damages related to errors or defects in our solutions, and we are currently subject to claims, and may in the future become subject to additional claims, arising out of the Channel File 291 Incident. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products may harm our business and results of operations. Although we generally have limitation of liability provisions in our terms and conditions of sale, these provisions may not cover all of our indemnification obligations and they may not fully or effectively protect us from claims as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the United States or other countries. The sale and support of our products also entails the risk of product liability claims.
Additionally, our agreements with customers and other third parties typically include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims regarding intellectual property infringement, breach of agreement, including confidentiality, privacy and security obligations, violation of applicable laws, damages caused by failures of our solutions or to property or persons, or other liabilities relating to or arising from our products and services, or other acts or omissions. These contractual provisions often survive termination or expiration of the applicable agreement. We have received, and may continue to receive, indemnification claims in connection with the Channel File 291 Incident.

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
We maintain insurance to mitigate potential losses arising from certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us, including our liability related to the Channel File 291 Incident. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our business and reputation. We offer our Falcon Complete customers a limited warranty, subject to certain conditions. While we maintain insurance relating to our warranty, we cannot be certain that our insurance coverage will be adequate to cover such claims, that such insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any claim. Any failure or refusal of our insurance providers to provide the expected insurance benefits to us after we have paid the warranty claims would cause us to incur significant expense or cause us to cease offering this warranty which could damage our reputation, cause us to lose customers, expose us to liability claims by our customers, negatively impact our sales and marketing efforts, and have an adverse effect on our business, financial condition and results of operations.
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
•the emergence of new or different information relating to the impact of the Channel File 291 Incident;
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. We are currently party to securities litigation asserted against us arising out of the Channel File 291 Incident. Any securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, results of operations and financial condition.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could reduce the price that our Class A common stock might otherwise attain and may dilute your voting power and your ownership interest in us.
Sales of a substantial number of shares of our Class A common stock in the public market, including shares of Class A stock that have been converted from shares of Class B common stock, and particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock. As of August 15, 2024, we had 232,717,008 shares of Class A common stock outstanding and 12,409,412 shares of Class B common stock outstanding.
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
As of July 31, 2024, our executive officers, directors, one of our current stockholders and its respective affiliates held, in aggregate, 35% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale or other liquidity event and might ultimately affect the market price of our common stock.
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
As of July 31, 2024, we had $750.0 million principal amount of indebtedness outstanding (excluding intercompany indebtedness), and there is additional availability under our revolving facility of up to $750.0 million (excluding issued but undrawn letters of credit). Our indebtedness could have important consequences, including:
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
In addition, the Organization for Economic Cooperation and Development (“OECD”) has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. On October 8, 2021, the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation has since been extended to 2024 and, with respect to certain components of the plan, to 2025. Under Pillar Two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a jurisdictional basis. While substantial work remains to be completed by the OECD and national governments on the implementation of these proposals, future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. On February 1, 2023, the U.S. Financial Accounting Standards Board ("FASB") indicated that they believe the minimum tax imposed under Pillar Two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. In addition, the OECD’s proposed solution envisages new international tax rules and the removal of all Digital Services Taxes (“DST”). Notwithstanding this, some countries, in the European Union and beyond, continue to operate existing DST regimes to capture tax revenue on digital services more immediately. Such laws may increase our tax obligations in those countries or change the manner in which we operate our business. We have analyzed jurisdictional Pillar Two regulations, as well as the OECD Model Rules, and have assessed no material Pillar Two impact on the income tax provision for the six months ended July 31, 2024.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases by the Company of shares of Class A Common Stock during the three months ended July 31, 2024:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
May 1, 2024 to May 31, 2024	—	$—	—	—
June 1, 2024 to June 30, 2024	42	$375.05	—	—
July 1, 2024 to July 31, 2024	—	$—	—	—
(1)    We repurchased, in open market transactions, 42 shares in connection with the administration of the 2019 Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended July 31, 2024, certain of our officers or directors listed below adopted or terminated trading arrangements for the sale of shares of our Class A common stock in amounts and prices determined in accordance with a formula set forth in each such plan:

Plans
Name and Title	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Number of Shares to be Sold	Expiration
Sameer Gandhi, Director	Adoption	June 26, 2024	X		Up to 100,000	Earlier of when all shares under plan are sold and September 30, 2025
(1)Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2)Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38933	3.1	June 14, 2019
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	8-K	001-38933	3.2	March 03, 2023
10.1†	Outside Director Compensation Policy, as amended on June 19, 2024.					X
22.1	List of Subsidiary Guarantors	S-3ASR	333-252007	22.1	January 11, 2021
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document

†	Indicates management contract or compensatory plan, contract or agreement.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of August 28, 2024.

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere Chief Financial Officer (Principal Financial Officer)

By:	/s/ Anurag Saha
Anurag Saha Chief Accounting Officer (Principal Accounting Officer)