Form 10-Q
period 2024-10-31
CrowdStrike Holdings, Inc.
filed 2024-11-27
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑
As of November 15, 2024, the number of shares of the registrant’s Class A common stock outstanding was 233,851,230, and the number of shares of the registrant’s Class B common stock outstanding was 12,460,182.

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
•the attraction and retention of qualified employees and key personnel; and

•the July 19 Incident (as defined below), including potential or anticipated developments, our remediation and other efforts in connection with the incident, the outcome of lawsuits, claims and inquiries related to the incident, and the effect on our customer and partner relationships and our business, results of operations and financial condition.
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
•The July 19 Incident has had, and is expected to continue to have, an adverse effect on our business, sales, customer and partner relations, reputation, results of operations and financial condition.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CrowdStrike Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	October 31,	January 31,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$4,260,324	$3,375,069
Short-term investments	—	99,591
Accounts receivable, net of allowance for credit losses of $1.8 million and $2.2 million as of October 31, 2024 and January 31, 2024, respectively	813,922	853,105
Deferred contract acquisition costs, current	294,229	246,370
Prepaid expenses and other current assets	203,852	183,172
Total current assets	5,572,327	4,757,307
Strategic investments	68,246	56,244
Property and equipment, net	746,567	620,172
Operating lease right-of-use assets	46,289	48,211
Deferred contract acquisition costs, noncurrent	421,773	335,933
Goodwill	722,016	638,041
Intangible assets, net	109,354	114,518
Other long-term assets	96,386	76,094
Total assets	$7,782,958	$6,646,520
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$79,214	$28,180
Accrued expenses	176,598	125,896
Accrued payroll and benefits	324,889	234,624
Operating lease liabilities, current	15,658	14,150
Deferred revenue	2,363,258	2,270,757
Other current liabilities	40,763	23,672
Total current liabilities	3,000,380	2,697,279
Long-term debt	743,610	742,494
Deferred revenue, noncurrent	833,260	783,342
Operating lease liabilities, noncurrent	32,683	36,230
Other liabilities, noncurrent	77,414	50,086
Total liabilities	4,687,347	4,309,431
Commitments and contingencies (Note 8)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of October 31, 2024 and January 31, 2024; no shares issued and outstanding as of October 31, 2024 and January 31, 2024.	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of October 31, 2024 and January 31, 2024; 233,849 shares and 229,380 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively; Class B common stock, $0.0005 par value; 300,000 shares authorized as of October 31, 2024 and January 31, 2024; 12,460 shares and 12,485 shares issued and outstanding as of October 31, 2024 and January 31, 2024, respectively.	124	121
Additional paid-in capital	4,045,660	3,364,328
Accumulated deficit	(985,825)	(1,058,836)
Accumulated other comprehensive loss	(2,026)	(1,663)
Total CrowdStrike Holdings, Inc. stockholders’ equity	3,057,933	2,303,950
Non-controlling interest	37,678	33,139
Total stockholders’ equity	3,095,611	2,337,089
Total liabilities and stockholders’ equity	$7,782,958	$6,646,520
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Revenue
Subscription	$962,735	$733,463	$2,753,164	$2,074,610
Professional services	47,443	52,551	141,922	135,610
Total revenue	1,010,178	786,014	2,895,086	2,210,220

Cost of revenue
Subscription	216,301	159,830	605,868	455,236
Professional services	38,786	35,174	111,623	91,915
Total cost of revenue	255,087	195,004	717,491	547,151

Gross profit	755,091	591,010	2,177,595	1,663,069

Operating expenses
Sales and marketing	408,267	286,186	1,113,852	850,209
Research and development	275,602	196,072	761,759	554,499
General and administrative	126,945	105,589	337,113	290,027
Total operating expenses	810,814	587,847	2,212,724	1,694,735

Income (loss) from operations	(55,723)	3,163	(35,129)	(31,666)
Interest expense	(6,587)	(6,503)	(19,647)	(19,334)
Interest income	52,201	40,086	149,577	107,245
Other income (expense), net	(429)	(474)	6,196	(1,978)

Income (loss) before provision for income taxes	(10,538)	36,272	100,997	54,267

Provision for income taxes	6,281	9,603	24,862	18,623

Net income (loss)	(16,819)	26,669	76,135	35,644
Net income attributable to non-controlling interest	3	4	3,124	16
Net income (loss) attributable to CrowdStrike	$(16,822)	$26,665	$73,011	$35,628

Net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	$(0.07)	$0.11	$0.30	$0.15
Diluted	$(0.07)	$0.11	$0.29	$0.15

Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	245,536	239,297	244,017	237,890
Diluted	245,536	243,799	250,747	242,196
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Net income (loss)	$(16,819)	$26,669	$76,135	$35,644
Other comprehensive income (loss):
Foreign currency translation adjustments	700	(6,193)	(754)	(4,261)
Unrealized gain on cash equivalents and short-term investments, net of tax	376	—	391	—
Other comprehensive income (loss)	1,076	(6,193)	(363)	(4,261)
Less: Comprehensive income attributable to non-controlling interest	3	4	3,124	16
Total comprehensive income (loss) attributable to CrowdStrike	$(15,746)	$20,472	$72,648	$31,367
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended October 31, 2024 and 2023
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at July 31, 2024	245,122	$123	$3,824,897	$(969,003)	$(3,102)	$37,675	$2,890,590
Issuance of common stock upon exercise of options	116	—	844	—	—	—	844
Issuance of common stock under RSU and PSU release	1,068	1	(1)	—	—	—	—
Issuance of common stock for founders holdbacks related to acquisitions	3	—	889	—	—	—	889
Issuance of common stock for payment of board of director fees	—	—	86	—	—	—	86
Stock-based compensation expense, net of founder revest	—	—	206,489	—	—	—	206,489
Capitalized stock-based compensation	—	—	12,456	—	—	—	12,456
Net income (loss)	—	—	—	(16,822)	—	3	(16,819)
Other comprehensive income	—	—	—	—	1,076	—	1,076
Balances at October 31, 2024	246,309	$124	$4,045,660	$(985,825)	$(2,026)	$37,678	$3,095,611

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at July 31, 2023	238,775	$119	$2,976,375	$(1,139,200)	$913	$31,893	$1,870,100
Issuance of common stock upon exercise of options	261	1	2,050	—	—	—	2,051
Issuance of common stock under RSU and PSU release	955	—	—	—	—	—	—
Issuance of common stock for restricted stock awards	125	—	—	—	—	—	—
Issuance of common stock for founders holdbacks related to acquisitions	5	—	888	—	—	—	888
Issuance of common stock for payment of board of director fees	1	—	88	—	—	—	88
Stock-based compensation expense, net of founder revest	—	—	158,649	—	—	—	158,649
Capitalized stock-based compensation	—	—	7,943	—	—	—	7,943
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	652	—	—	—	652
Net income	—	—	—	26,665	—	4	26,669
Other comprehensive loss	—	—	—	—	(6,193)	—	(6,193)
Balances at October 31, 2023	240,122	$120	$3,146,645	$(1,112,535)	$(5,280)	$31,897	$2,060,847
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Nine Months Ended October 31, 2024 and 2023
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2024	241,865	$121	$3,364,328	$(1,058,836)	$(1,663)	$33,139	$2,337,089
Issuance of common stock upon exercise of options	416	—	3,308	—	—	—	3,308
Issuance of common stock under RSU and PSU release	3,502	3	(3)	—	—	—	—
Issuance of common stock under employee stock purchase plan	518	—	56,099	—	—	—	56,099
Issuance of common stock for founders holdbacks related to acquisitions	8	—	2,667	—	—	—	2,667
Issuance of common stock for payment of board of director fees	—	—	261	—	—	—	261
Stock-based compensation expense, net of founder revest	—	—	586,598	—	—	—	586,598
Capitalized stock-based compensation	—	—	31,934	—	—	—	31,934
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	468	—	—	—	468
Net income	—	—	—	73,011	—	3,124	76,135
Non-controlling interest	—	—	—	—	—	1,415	1,415
Other comprehensive loss	—	—	—	—	(363)	—	(363)
Balances at October 31, 2024	246,309	$124	$4,045,660	$(985,825)	$(2,026)	$37,678	$3,095,611

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2023	235,777	$118	$2,612,705	$(1,148,163)	$(1,019)	$23,793	$1,487,434
Issuance of common stock upon exercise of options	846	1	6,175	—	—	—	6,176
Issuance of common stock under RSU and PSU release	2,899	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	450	1	45,431	—	—	—	45,432
Issuance of common stock for restricted stock awards	125	—	—	—	—	—	—
Issuance of common stock for founders holdbacks related to acquisitions	23	—	3,426	—	—	—	3,426
Issuance of common stock for payment of board of director fees	2	—	255	—	—	—	255
Stock-based compensation expense, net of founder revest	—	—	451,590	—	—	—	451,590
Capitalized stock-based compensation	—	—	26,411	—	—	—	26,411
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	652	—	—	—	652
Net income	—	—	—	35,628	—	16	35,644
Non-controlling interest	—	—	—	—	—	8,088	8,088
Other comprehensive loss	—	—	—	—	(4,261)	—	(4,261)
Balances at October 31, 2023	240,122	$120	$3,146,645	$(1,112,535)	$(5,280)	$31,897	$2,060,847
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)(unaudited)

	Nine Months Ended October 31,
	2024	2023
Operating activities
Net income	$76,135	$35,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,851	89,972
Amortization of intangible assets	18,665	12,913
Amortization of deferred contract acquisition costs	227,713	173,158
Non-cash operating lease cost	11,100	9,725
Stock-based compensation expense	592,890	455,247
Deferred income taxes	(2,122)	(2,355)
Realized gains on strategic investments	(6,227)	—
Non-cash interest expense	2,748	2,337
Accretion of short-term investments purchased at a discount	2,285	(1,934)
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable, net	39,184	65,858
Deferred contract acquisition costs	(361,412)	(206,678)
Prepaid expenses and other assets	(42,832)	(21,972)
Accounts payable	34,096	2,361
Accrued expenses and other liabilities	85,667	33,597
Accrued payroll and benefits	89,896	1,810
Operating lease liabilities	(11,812)	(16,147)
Deferred revenue	142,180	185,655
Net cash provided by operating activities	1,036,005	819,191
Investing activities
Purchases of property and equipment	(167,641)	(123,945)
Capitalized internal-use software and website development costs	(41,266)	(38,605)
Purchases of strategic investments	(12,702)	(12,177)
Proceeds from sales of strategic investments	10,895	—
Business acquisitions, net of cash acquired	(96,381)	(238,749)
Purchases of intangible assets	—	(526)
Purchases of short-term investments	—	(195,581)
Proceeds from maturities and sales of short-term investments	97,300	250,000
Purchases of deferred compensation investments	(1,815)	(1,462)
Proceeds from sales of deferred compensation investments	41	—
Net cash used in investing activities	(211,569)	(361,045)
Financing activities
Proceeds from the issuance of common stock upon exercise stock options	3,308	6,178
Proceeds from issuance of common stock under the employee stock purchase plan	56,099	45,432
Distributions to non-controlling interest holders	(4,085)	—
Capital contributions from non-controlling interest holders	5,500	8,088
Net cash provided by financing activities	60,822	59,698
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(641)	(3,411)
Net increase in cash, cash equivalents and restricted cash	884,617	514,433
Cash, cash equivalents and restricted cash at beginning of period	3,377,597	2,456,924
Cash, cash equivalents and restricted cash at end of period	$4,262,214	$2,971,357
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$4,260,324	$2,968,872
Restricted cash included in prepaid expenses and other assets	1,890	2,485
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$4,262,214	$2,971,357
Supplemental disclosure of cash flow information:
Interest paid	$22,500	$22,500
Income taxes paid, net of refunds received	14,195	17,911
Supplemental disclosure of non-cash investing and financing activities:
Net increase (decrease) in property and equipment included in accounts payable and accrued expenses	22,811	(5,866)
Equity consideration for acquisitions	468	652
Operating lease liabilities arising from obtaining operating right-of-use assets	7,009	21,883
Proceeds from sales of strategic investments not yet received	4,808	—
Stock-based compensation included in capitalized software development costs and fixed assets	31,934	23,944
Noncash consideration for the purchase of strategic investments	3,319	—
Noncash consideration received from sales of strategic investments	3,319	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business and Significant Accounting Policies
Business
CrowdStrike Holdings, Inc. (and/or its subsidiaries, as applicable, the “Company”) was formed on November 7, 2011. The Company is a global cybersecurity leader that delivers cybersecurity’s AI-native platform for the XDR era, purpose-built to stop breaches. The Company’s unified platform provides cloud-delivered protection of endpoints, cloud workloads, identity, and data via a software as a service (“SaaS”) subscription-based model that spans multiple large security markets, including corporate endpoint security, security and IT operations, managed security services, next-gen SIEM, cloud security, identity protection, threat intelligence, data protection, exposure management and cybersecurity generative AI. The Company conducts its business in the United States, as well as locations internationally, including in Australia, Germany, India, Israel, Japan, Romania, and the United Kingdom.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2024, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended October 31, 2024 are not necessarily indicative of the results to be expected for the year ending January 31, 2025 or for any other interim period or for any other future year.
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
There were no channel partners or direct customers who represented 10% or more of the Company’s accounts receivable as of October 31, 2024 or January 31, 2024.
There were no channel partners or direct customers who represented 10% or more of the Company’s total revenue for each of the three and nine months ended October 31, 2024 or 2023.
Significant Accounting Policies
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2024. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and nine months ended October 31, 2024.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The standard requires additional disclosure on specific expense categories included in the expense captions presented on the statements of operations. The new standard can be applied either prospectively or retrospectively, and is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its disclosures within the consolidated financial statements.
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
2. Investments and Fair Value Measurements
The Company follows ASC 820, Fair Value Measurements, with respect to cash equivalents, short-term investments, and deferred compensation investments that are measured at fair value on a recurring basis. Under the standard, fair value is defined as the exit price, or the amount that would be received to sell an asset or a liability in an orderly transaction between market participants as of the measurement date. The standard also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available in the circumstances.

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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	October 31, 2024				January 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$1,460,037	$—	$—	$1,460,037	$2,360,173	$—	$—	$2,360,173
U.S. Treasury securities	—	2,488,351	—	2,488,351	—	693,599	—	693,599
Short-term investments
U.S. Treasury securities	—	—	—	—	—	99,591	—	99,591
Other assets
Deferred compensation investments	4,459	—	—	4,459	2,271	—	—	2,271
Total assets	$1,464,496	$2,488,351	$—	$3,952,847	$2,362,444	$793,190	$—	$3,155,634
There were no transfers between the levels of the fair value hierarchy during the periods presented.
As of October 31, 2024 and January 31, 2024, the Company’s U.S. Treasury securities were carried at fair value and there were no material realized or unrealized gains or losses, either individually or in aggregate.
Strategic Investments
The Company’s investments of privately held securities as of October 31, 2024, consisted of the following (in thousands):

	Privately held equity securities	Privately held debt and other securities	Total
Initial total cost	$62,842	$1,000	$63,842
Cumulative net gains	4,404	—	4,404
Carrying amount, end of period	$67,246	$1,000	$68,246
The Company’s investments of privately held securities as of January 31, 2024, consisted of the following (in thousands):

	Privately held equity securities	Privately held debt and other securities	Total
Initial total cost	$50,373	$1,000	$51,373
Cumulative net gains	4,871	—	4,871
Carrying amount, end of period	$55,244	$1,000	$56,244

As of October 31, 2024, the cumulative net gains of $4.4 million are comprised of upward adjustments of $8.8 million, less downward adjustments and impairment of $4.4 million. As of January 31, 2024, the cumulative net gains of $4.9 million are comprised of upward adjustments of $9.3 million, less downward adjustments and impairment of $4.4 million.
Gains on Strategic Investments
The components of gains on strategic investments were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Realized gains recognized on sales of privately held equity securities	$—	$—	$6,227	$—
Gains on strategic investments	$—	$—	$6,227	$—
Realized gains recognized on sales of privately held equity securities reflect the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later.
3. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2024	January 31, 2024
Data center and other computer equipment	$694,817	$525,890
Capitalized internal-use software and website development costs	248,397	183,117
Leasehold improvements	42,083	39,168
Purchased software	15,355	10,907
Furniture and equipment	10,289	8,524
Construction in progress	210,581	190,832
	1,221,522	958,438
Less: Accumulated depreciation and amortization	(474,955)	(338,266)
Property and equipment, net	$746,567	$620,172
Construction in progress primarily includes data center equipment purchased that has not yet been placed in service. Data center equipment that was purchased but not yet been placed into service was $177.0 million as of October 31, 2024.
Depreciation and amortization expense of property and equipment was $49.0 million and $33.8 million during the three months ended October 31, 2024 and October 31, 2023, respectively, and $137.9 million and $90.0 million during the nine months ended October 31, 2024 and October 31, 2023, respectively.
There was no impairment of property and equipment during the three and nine months ended October 31, 2024 and October 31, 2023. The Company capitalized $27.9 million and $19.8 million in internal-use software and website development costs during the three months ended October 31, 2024 and October 31, 2023, respectively, and $70.4 million and $60.0 million during the nine months ended October 31, 2024 and October 31, 2023, respectively. Amortization expense associated with internal-use software and website development costs totaled $14.8 million and $9.5 million during the three months ended October 31, 2024 and October 31, 2023, respectively, and $41.4 million and $25.4 million during the nine months ended October 31, 2024 and October 31, 2023, respectively. The net book value of capitalized internal-use software and website development costs was $135.8 million and $106.9 million as of October 31, 2024 and January 31, 2024, respectively.

Intangible Assets, Net
Total intangible assets, net consisted of the following (dollars in thousands):

	October 31, 2024			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$144,849	$57,666	$87,183	54
Customer relationships	17,029	7,635	9,394	62
Intellectual property and other acquired intangible assets	15,843	3,066	12,777	115
Total	$177,721	$68,367	$109,354

	January 31, 2024			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$131,346	$41,854	$89,492	60
Customer relationships	17,027	5,825	11,202	68
Intellectual property and other acquired intangible assets	15,842	2,018	13,824	123
Total	$164,215	$49,697	$114,518
Amortization expense of intangible assets was $6.3 million and $4.6 million during the three months ended October 31, 2024 and October 31, 2023, and $18.7 million and $12.9 million during the nine months ended October 31, 2024 and October 31, 2023, respectively.
The estimated aggregate future amortization expense of intangible assets as of October 31, 2024 was as follows (in thousands):

Total
Fiscal 2025 (remaining three months)	$6,332
Fiscal 2026	24,240
Fiscal 2027	22,065
Fiscal 2028	21,552
Fiscal 2029	18,799
Thereafter	16,366
Total amortization expense	$109,354
Developed technology, customer relationships, intellectual property and other acquired intangible assets are amortized over their estimated useful lives, generally on a straight-line basis, for periods ranging from 2 to 20 years.
Goodwill
The change in goodwill during the nine months ended October 31, 2024 consisted of the following (in thousands):

Amounts
Goodwill as of January 31, 2024	$638,041
Goodwill acquired (1)	83,957
Foreign currency translation	18
Goodwill as of October 31, 2024	$722,016
(1) Goodwill acquired resulted from the acquisition of Flow Security. Refer to Note 9 for additional information.

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	October 31, 2024	January 31, 2024
Web hosting services	$50,545	$40,706
Accrued professional services	28,443	11,867
Accrued marketing	27,387	14,623
Accrued purchases of property and equipment	22,192	16,190
Accrued partner rebates	17,997	4,434
Accrued partner commissions	16,509	13,584
Other accrued expenses	6,658	9,078
Accrued interest expense	4,750	10,375
Accrued health benefits and claims	2,117	5,039
Accrued expenses	$176,598	$125,896
Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following (in thousands):

	October 31, 2024	January 31, 2024
Accrued commissions	$191,241	$116,870
Accrued payroll and related expenses	59,475	58,579
Employee Stock Purchase Plan	37,748	22,315
Accrued bonuses	36,425	36,860
Accrued payroll and benefits	$324,889	$234,624
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
On January 6, 2022, the Company modified the A&R Credit Agreement (the “Amended A&R Credit Agreement”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto. There were no changes to the borrowing amounts or maturity date. Under the Amended A&R Credit Agreement, revolving loans are Alternate Base Rate (“ABR”) Loans. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect on such day plus 0.50%, and (c) the Term Secured Overnight Finance Rate (the “Term SOFR”) for a one-month tenor in effect on such day plus 1.00%, in each case plus a margin between (0.25)% and 0.25%, depending on the senior secured leverage ratio. The Company will be charged a commitment fee of 0.15% to 0.25% per year for committed but unused amounts, depending on the senior secured leverage ratio. The financial covenants require the Company to maintain a minimum consolidated interest coverage ratio of 3.00:1.00 and a maximum total leverage ratio of 5.50:1.00 stepping down to 3.50:1.00 over time. The Company was in compliance with all of its financial covenants as of October 31, 2024.

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
No amounts were outstanding under the Amended A&R Credit Agreement as of October 31, 2024 or January 31, 2024.
Senior Notes
On January 20, 2021, the Company issued $750.0 million in aggregate principal amount of 3.00% Senior Notes maturing in February 2029 (the “Senior Notes”). The Senior Notes are guaranteed by the Company’s subsidiary, CrowdStrike, Inc. and will be guaranteed by each of the Company’s existing and future domestic subsidiaries that becomes a borrower or guarantor under the A&R Credit Agreement. The Senior Notes were issued at par and bear interest at a rate of 3.00% per annum. Interest payments are payable semiannually on February 15 and August 15 of each year, commencing on August 15, 2021. The Company may voluntarily redeem the Senior Notes, in whole or in part, 1) at any time prior to February 15, 2024 at (a) 100.00% of their principal amount, plus a “make whole” premium or (b) with the net cash proceeds received from an equity offering at a redemption price equal to 103.00% of the principal amount, provided the aggregate principal amount of all such redemptions does not exceed 40% of the original aggregate principal amount of the Senior Notes; 2) at any time on or after February 15, 2024 at a prepayment price equal to 101.50% of the principal amount; 3) at any time on or after February 15, 2025 at a prepayment price equal to 100.75% of the principal amount; and 4) at any time on or after February 15, 2026 at a prepayment price equal to 100.00% of the principal amount; in each case, plus accrued and unpaid interest, if any, to but excluding, the date of redemption.
The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs, and accretion of debt discount was $6.0 million during the three months ended October 31, 2024 and 2023 and $18.0 million during the nine months ended October 31, 2024 and 2023.
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
As of October 31, 2024, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.
Based on the trading prices of the Senior Notes, the fair value of the Senior Notes was approximately $683.6 million and $671.2 million as of October 31, 2024 and January 31, 2024, respectively. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.

5. Income Taxes
The Company’s provision for income taxes during interim reporting periods has generally been calculated using an estimated annual effective tax rate, adjusted for discrete items. When a reliable estimate cannot be made, the actual tax or benefit applicable may be reported as a discrete item in the interim period. For the three and nine months ended October 31, 2024, the Company was unable to reliably estimate the annual effective tax rate for its U.S. jurisdiction, due to the sensitivity of the tax rate as a result of minor changes in forecasted income. As a result, the Company has computed its U.S. tax provision on a discrete basis. The Company recognized income tax expense of $6.3 million and $9.6 million for the three months ended October 31, 2024 and October 31, 2023, respectively, and $24.9 million and $18.6 million for the nine months ended October 31, 2024 and October 31, 2023, respectively. The tax expense for the three and nine months ended October 31, 2024 and October 31, 2023 was primarily attributable to the income tax expense from pre-tax earnings and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business, offset by the tax benefit for the settlement of certain unrecognized tax benefits. The Company’s effective tax rates of (59.6)% and 26.5% for the three months ended October 31, 2024 and October 31, 2023, respectively, and 24.6% and 34.3% for the nine months ended October 31, 2024 and October 31, 2023, respectively, differ from the U.S. statutory tax rate primarily due to income taxes in foreign jurisdictions, withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business, and valuation allowance in the U.S. and certain foreign jurisdictions.
Total gross unrecognized tax benefits were $74.4 million and $58.9 million as of October 31, 2024 and January 31, 2024, respectively, which is primarily attributable to research and development credits. As of October 31, 2024 and January 31, 2024, approximately $12.3 million and $12.7 million, respectively of unrecognized tax benefits, which, if recognized, would affect the Company’s effective tax rate due to the full valuation allowance. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of the income tax provision in the condensed consolidated statements of operations. The Company had incurred $2.3 million and $1.4 million of interest and penalties related to unrecognized tax benefits as of October 31, 2024 and January 31, 2024. The potential change in unrecognized tax benefits during the next 12 months is not expected to be material.
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
6. Stock-Based Compensation
Stock Incentive Plan
In May 2019, the Company’s board of directors adopted, and the stockholders approved, the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) with the purpose of granting stock-based awards to employees, directors, officers, and consultants, including stock options, restricted stock awards, restricted stock units (“RSUs”), and performance-based restricted stock units (“PSUs”). A total of 8,750,000 shares of Class A common stock were initially available for issuance under the 2019 Plan. The Company’s compensation committee administers the 2019 Plan. The number of shares of the Company’s common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each fiscal year beginning on February 1, 2020, equal to the lesser of: (i) two percent (2%) of outstanding shares of the Company’s capital stock as of the last day of the immediately preceding fiscal year or (ii) such other amount as the Company’s board of directors may determine.

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
Stock options granted during the nine months ended October 31, 2024 and October 31, 2023 were immaterial.
The following table is a summary of stock option activity for the nine months ended October 31, 2024:

	Number of Shares	Weighted-Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2024	1,754	$9.37
Granted	14	$3.25
Exercised	(416)	$7.95
Canceled	(18)	$12.43
Options outstanding at October 31, 2024	1,334	$9.74
Options vested and expected to vest at October 31, 2024	1,334	$9.74
Options exercisable at October 31, 2024	1,309	$9.66
There were no options that were unvested and exercisable as of October 31, 2024.
The aggregate intrinsic value of options vested and exercisable was $375.9 million and $451.0 million as of October 31, 2024 and January 31, 2024, respectively. The weighted-average remaining contractual term of options vested and exercisable was 3.6 years and 4.2 years as of October 31, 2024 and January 31, 2024, respectively.
The weighted-average grant date fair values of all options granted was $325.22 per share and $126.00 during the nine months ended October 31, 2024 and October 31, 2023, respectively. The total intrinsic value of all options exercised was $32.0 million and $43.9 million during the three months ended October 31, 2024 and October 31, 2023, respectively, and $135.7 million and $118.4 million during the nine months ended October 31, 2024 and October 31, 2023, respectively.
The aggregate intrinsic value of stock options outstanding as of October 31, 2024 and January 31, 2024 was $383.2 million and $496.7 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 3.7 years and 4.3 years as of October 31, 2024 and January 31, 2024, respectively.
Total unrecognized stock-based compensation expense related to unvested options was $5.0 million as of October 31, 2024. This expense is expected to be amortized over a weighted-average vesting period of 1.8 years.
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
Total unrecognized stock-based compensation expense related to unvested RSUs was $2.2 billion as of October 31, 2024. This expense is expected to be amortized over a weighted-average vesting period of 2.8 years.

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
Total unrecognized stock-based compensation expense related to unvested PSUs was $54.8 million as of October 31, 2024, which reflects the Company's updated assessment of the likelihood of satisfying the performance conditions. This expense is expected to be amortized over a weighted-average vesting period of 1.2 years.
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
Total unrecognized stock-based compensation expense related to the unvested portion of the Special PSU Awards was $15.5 million as of October 31, 2024. This expense is expected to be amortized over a weighted-average vesting period of 1.0 years.
The following table is a summary of RSUs, PSUs and the Special PSU Awards activities for the nine months ended October 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2024	10,968	$167.84
Granted	4,719	$302.18
Released	(3,502)	$161.19
Performance adjustment (1)	241	$132.83
Forfeited	(579)	$197.03
RSUs and PSUs outstanding at October 31, 2024	11,847	$221.18
RSUs and PSUs expected to vest at October 31, 2024 (2)	11,057	$220.13
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
The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares is 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP allows for up to one increase in contribution during each purchase period. If an employee elects to increase his or her contribution, the Company treats this as an accounting modification. The ESPP also offers a two-year look-back feature, as well as a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. Contribution modifications during the nine months ended October 31, 2024 were $7.2 million, which will be recognized over the remaining offering periods.
Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued as of October 31, 2024 and January 31, 2024 totaled $37.7 million and $22.3 million, respectively, and are included within accrued payroll and benefits in the condensed consolidated balance sheets.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of employee stock purchase rights granted under the Company’s ESPP:

Nine Months Ended October 31,
	2024	2023
Expected term (in years)	0.5 – 2.0	0.5 – 2.0
Risk-free interest rate	3.4% – 5.3%	0.2% – 5.2%
Expected stock price volatility	40.8% – 59.8%	46.3% – 61.2%
Dividend yield	—%	—%

Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Subscription cost of revenue	$18,613	$11,477	$49,261	$30,575
Professional services cost of revenue	7,498	5,645	21,115	16,020
Sales and marketing	56,251	42,544	165,914	129,725
Research and development	81,874	52,388	224,467	143,754
General and administrative	44,652	47,560	132,133	135,173
Total stock-based compensation expense	$208,888	$159,614	$592,890	$455,247
7. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2024		2023		2024		2023
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
United States	$683,476	68%	$537,880	69%	$1,968,503	68%	$1,513,569	69%
Europe, Middle East, and Africa	160,574	16%	119,158	15%	451,037	16%	335,619	15%
Asia Pacific	102,837	10%	81,459	10%	294,573	10%	228,876	10%
Other	63,291	6%	47,517	6%	180,973	6%	132,156	6%
Total revenue	$1,010,178	100%	$786,014	100%	$2,895,086	100%	$2,210,220	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the three and nine months ended October 31, 2024 and October 31, 2023.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $880.5 million and $685.9 million for the three months ended October 31, 2024 and October 31, 2023, respectively, and $1,945.4 million and $1,465.5 million for the nine months ended October 31, 2024 and October 31, 2023, respectively which was included in the corresponding contract liability balance at the beginning of the period.
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

Changes in deferred revenue were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

	Carrying Amount		Carrying Amount
Beginning balance	$3,093,197	$2,507,642	$3,054,099	$2,355,113
Additions to deferred revenue	1,113,499	821,488	3,037,505	2,398,223
Recognition of deferred revenue	(1,010,178)	(786,014)	(2,895,086)	(2,210,220)
Ending balance	$3,196,518	$2,543,116	$3,196,518	$2,543,116
Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancellable. Customers generally have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of October 31, 2024, the aggregate amount of the transaction price allocated to remaining performance obligations was $5.4 billion. The Company expects to recognize approximately 57% of the remaining performance obligations in the 12 months following October 31, 2024, and 39% of the remaining performance obligations between 13 to 36 months, with the remainder to be recognized thereafter.
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
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to referral partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years, while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of five months and are included in sales and marketing expense in the condensed consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the three and nine months ended October 31, 2024 or October 31, 2023.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Beginning balance	$592,785	$458,685	$582,303	$447,088
Capitalization of contract acquisition costs	203,079	84,671	361,412	209,145
Amortization of deferred contract acquisition costs	(79,862)	(60,281)	(227,713)	(173,158)
Ending balance	$716,002	$483,075	$716,002	$483,075

Deferred contract acquisition costs, current	$294,229	$209,216	$294,229	$209,216
Deferred contract acquisition costs, noncurrent	421,773	273,859	421,773	273,859
Total deferred contract acquisition costs	$716,002	$483,075	$716,002	$483,075

8. Commitments and Contingencies
July 19 Incident
On July 19, 2024, the Company released a content configuration update for its Falcon sensor that resulted in system crashes for certain Windows systems (the “July 19 Incident”). The Company is subject to a number of legal proceedings in connection with the July 19 Incident, including:
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
•On August 5, 2024, a putative class action lawsuit was filed against CrowdStrike, Inc. in federal court in the Western District of Texas alleging, among other things, negligence and violations of the California Unfair Competition Law. The complainants seek certification of a nationwide class, as well as sub-classes of certain California, Ohio, and Pennsylvania citizens, who had a flight delayed or canceled during a specified period of time and are seeking unspecified monetary damages, certain injunctive relief, costs and attorneys’ fees. On November 6, 2024, this lawsuit was consolidated with the August 19, 2024 lawsuit described below, and interim class counsel was appointed. A consolidated complaint is required to be filed within 30 days of the consolidation order.
•On August 19, 2024, a putative class action lawsuit was filed against the Company and CrowdStrike, Inc. in federal court in the Western District of Texas alleging, among other things, negligence in the design and testing of the Falcon sensor and tortious interference between certain airline customers and their airline. The complainants seek certification of a nationwide class (or alternatively a class of Iowa citizens) who had a flight delayed or canceled on a specified airline during a specific period of time and are seeking unspecified monetary damages, costs and attorneys’ fees. On November 6, 2024, this lawsuit was consolidated with the lawsuit filed on August 5, 2024 described above and was administratively closed.
•On September 4, September 11, and September 20, 2024, three derivative lawsuits were filed against certain of the Company’s officers and directors, and against the Company as nominal defendant, in federal court in the Western District of Texas alleging breach of fiduciary duty under Delaware law and violations of federal securities laws, including that the defendants made false or misleading statements in violation of Sections 10(b) and 14(a) of the Exchange Act and SEC Rules 10b-5 and 14a-9. One of the lawsuits also brings a claim against certain of the defendants for contribution under Sections 10(b) and 21D of the Exchange Act. The complainants seek monetary and non-monetary relief purportedly on behalf of the Company.
•On October 25, 2024, Delta Airlines, Inc. (“Delta”) filed a complaint against CrowdStrike, Inc. in the Superior Court for Fulton County, Georgia, alleging, among other things, computer trespass, trespass to personalty, breach of contract, intentional misrepresentation/fraud by omission, strict-liability product defect, gross negligence, and deceptive and unfair business practices. Delta is seeking unspecified monetary damages, attorneys’ fees and unspecified punitive damages. On November 22, 2024, CrowdStrike, Inc. filed an unopposed motion to transfer the case to the Metro Atlanta Business Case Division.
Additionally, some customers and third parties have asserted claims or publicly threatened litigation against the Company. The Company has also received inquiries from governmental authorities and other third parties related to the July 19 Incident. The Company is cooperating and providing information in connection with these inquiries.
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

The Company expects to incur significant legal and professional services and other expenses associated with the July 19 Incident in future periods. These expenses will be recognized as incurred. Certain costs may be recoverable under the Company’s insurance policies in effect at the date of the July 19 Incident. Any amounts recoverable under such policies will be reflected in future periods in which recovery is considered probable.

Amounts accrued and expenses incurred, net of insurance receivable recorded, relating to the July 19 Incident during the three months ended October 31, 2024 were as follows (in thousands):

Amounts
Balance at July 31, 2024	$4,291
Expenses incurred, net of insurance receivable recorded (1)	33,922
Payments made/ cash received	(16,404)
Balance at October 31, 2024	$21,809
Amounts accrued and expenses incurred, net of insurance receivable recorded, relating to the July 19 Incident during the nine months ended October 31, 2024 were as follows (in thousands):

Amounts
Balance at January 31, 2024	$—
Expenses incurred, net of insurance receivable recorded (1)	39,054
Payments made/ cash received	(17,245)
Balance at October 31, 2024	$21,809
(1)    These expenses were included in the Company’s condensed consolidated statements of operations as sales and marketing expenses, research and development expenses, and general and administrative expenses. Accruals were recorded in accrued expenses in the Company’s condensed consolidated balance sheets. Insurance receivable was recorded in prepaid expenses and other current assets in the Company's condensed consolidated balance sheets.
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

Purchase Obligations
In the normal course of business, the Company enters into non-cancellable purchase commitments with various parties to purchase products and services such as data center capacity, advertising, technology, equipment, office renovations, corporate events, and consulting services. A summary of non-cancellable purchase obligations in excess of one year as of October 31, 2024, with expected date of payment is as follows (in thousands):

Total Commitments
Fiscal 2025 (remaining three months)	$121,148
Fiscal 2026	548,720
Fiscal 2027	542,639
Fiscal 2028	544,780
Fiscal 2029	545,831
Thereafter	493,489
Total purchase commitments	$2,796,607
Unfunded Loan Commitments
The Company provides financing arrangements for certain qualified end-users to purchase its products and services. When the Company enters into these financing arrangements with the end-users, the funds provided by the Company for the sales transactions do not always occur immediately upon signing, depending on the terms of the arrangements. The Company estimates an allowance for credit losses on these off-balance sheet credit exposures at each reporting period on the contractual period over which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. As of October 31, 2024, the Company had non-cancellable unfunded commitments totaling approximately $49.3 million.
Warranties and Indemnification
The Company’s cloud computing services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s online help documentation under normal use and circumstances. In addition, for its Falcon Complete customers, the Company offers a limited warranty, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. The Company has entered into an insurance policy to reduce its potential liability arising from such limited warranty arrangements. The Company’s customer arrangements generally include certain provisions for indemnifying customers against losses suffered or incurred as a result of third-party claims that the Company’s products or services infringe a third party’s intellectual property rights. From time to time, the Company has also agreed to certain other indemnifications and warranties. The Company has not incurred any material costs because of such obligations and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of October 31, 2024 or January 31, 2024.
The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of October 31, 2024 or January 31, 2024.

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
Acquisition costs incurred during the nine months ended October 31, 2024 were $3.0 million and are primarily recorded in general and administrative expenses on the Company’s condensed consolidated statements of operations.
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
Acquisition costs during the nine months ended October 31, 2024 were immaterial.
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
10. Net Income (Loss) Per Share Attributable to Common Stockholders
Basic and diluted net income (loss) per share attributable to CrowdStrike’s common stockholders is computed in conformity with the two-class method required for participating securities. Basic net income (loss) per share attributable to CrowdStrike common stockholders is computed by dividing the net income (loss) attributable to CrowdStrike by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to CrowdStrike common stockholders is calculated by dividing net income by the combination of the weighted-average number of common shares outstanding and the effect of the weighted-average number of dilutive common share equivalents during the period. The dilutive potential shares of common stock are comprised of outstanding stock options, RSUs, PSUs, Special PSUs, ESPP obligations, and founder holdbacks, and are computed using the treasury stock method. The effects of the outstanding stock options, RSUs, PSUs, Special PSUs, ESPP obligations, and founders holdbacks are excluded from the computation of the diluted net income per share in periods in which the effect would be anti-dilutive. Diluted net loss per share is the same as basic net loss per share for the three months ended October 31, 2024 because the effects of potentially dilutive items were antidilutive given the Company’s net loss position during the three months ended October 31, 2024.
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
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to CrowdStrike common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to CrowdStrike	$(16,822)	$26,665	$73,011	$35,628
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders, basic	245,536	239,297	244,017	237,890
Dilutive effect of common stock equivalents	—	4,502	6,730	4,306
Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders, dilutive	245,536	243,799	250,747	242,196
Net income (loss) per share attributable to CrowdStrike common stockholders, basic	$(0.07)	$0.11	$0.30	$0.15
Net income (loss) per share attributable to CrowdStrike common stockholders, diluted	$(0.07)	$0.11	$0.29	$0.15

The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023
RSUs and PSUs subject to future vesting	11,057	2,436	773	4,105
Shares of common stock issuable from stock options	1,309	—	—	3
Share purchase rights under the Employee Stock Purchase Plan	350	104	80	408
Potential common shares excluded from diluted net income per share	12,716	2,540	853	4,516
The above table excludes founder holdbacks related to business combinations where a variable number of shares will be issued upon vesting to settle a fixed monetary amount of $19.3 million, contingent upon continued employment with the Company. The share price will be determined based on the Company’s average stock price or the volume weighted average stock price five days prior to each vesting date. During the three and nine months ended October 31, 2024, 3,316 shares and 8,356 shares, respectively, were issued to settle founder holdbacks at a weighted average price of $268.05 per share and $319.12 per share, respectively.
The above table also excludes 482,605 and 503,669 weighted average shares of in progress PSUs and Special PSUs where pre-defined targets have not yet been achieved during the three and nine months ended October 31, 2024, respectively.
11. Subsequent Events
On November 5, 2024, the Company entered into an agreement to acquire all of the ownership interests in A.S. Adaptive Shield Ltd. (“Adaptive Shield”), a SaaS-based cybersecurity company that offers customers comprehensive SaaS security posture management (“SSPM”) solutions. The acquisition of Adaptive Shield closed on November 20, 2024 and the total consideration transferred consisted of $213.8 million in cash, net of $13.8 million of cash acquired, and $0.7 million representing the fair value of replacement equity awards attributable to pre-acquisition service, subject to customary net working capital and purchase price adjustments. The Company is in the process of finalizing the intangible assets valuation and purchase price allocation.

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
Overview
CrowdStrike Holdings, Inc. is a global cybersecurity leader that delivers cybersecurity’s AI-native platform for the XDR era, purpose-built to stop breaches. Founded in 2011, we reinvented cybersecurity for the cloud era and transformed the way cybersecurity is delivered and experienced by customers. When we started CrowdStrike, cyberattackers had an asymmetric advantage over legacy cybersecurity products that could not keep pace with the rapid changes in adversary tactics. We took a fundamentally different approach to solve this problem with the AI-native CrowdStrike Falcon XDR platform – the first, true cloud-native unified platform built with AI at the core, capable of harnessing vast amounts of security and enterprise data to deliver highly modular solutions through a single lightweight agent.
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
July 19 Incident. On July 19, 2024, we released a content configuration update for our Falcon sensor that resulted in system crashes for certain Windows systems (the “July 19 Incident”). As a result of the July 19 Incident, we are subject to lawsuits, claims and inquiries as described in Note 8, “Commitments and Contingencies,” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. We have incurred, and expect to continue to incur, significant legal and professional services and other general and administrative expenses associated with the July 19 Incident in future periods. It is not reasonably possible to quantify the precise impact of the July 19 Incident, but the incident has adversely affected our results of operations, and we currently expect a number of factors relating to the incident to adversely affect our key metrics and results of operations in future periods. While we have not experienced high levels of customer churn following the incident, we have experienced delays in creating sales opportunities and longer sales cycles, including delays in customer purchasing decisions. We expect sales cycles to continue to be elongated in future periods. In addition, because our customers typically sign contracts with terms of twelve months or longer, customer churn and any corresponding impact to our key metrics and revenue may occur in future periods. Customer commitment packages introduced following the July 19 Incident may include discounting, additional modules, professional services, flexible payment terms or subscription period extensions. Our customer commitment packages have resulted, and are expected to continue to result, in increased contraction, due to elongated subscription terms, and decreased upsell dollar values.

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
The following table sets forth our ARR as of the dates presented (dollars in thousands):

	As of October 31,
	2024	2023
Annual recurring revenue	$4,017,540	$3,153,243
Year-over-year growth	27%	35%
ARR grew to $4.0 billion as of October 31, 2024, of which $153.0 million and $582.3 million was net new ARR added for the three and nine months ended October 31, 2024, respectively. ARR grew to $3.2 billion as of October 31, 2023, of which $223.1 million and $593.5 million was net new ARR added for the three and nine months ended October 31, 2023, respectively.
While we normally recognize ARR contraction in the quarter a transaction is subject to renew, in the third quarter of fiscal 2025, we excluded approximately $26.0 million from ARR after a distributor in the federal space provided notice of its intention to exercise transferability rights with respect to a transaction, and we concluded that the transaction would not recur.
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
Our dollar-based net retention rate was 115% as of October 31, 2024. Our dollar-based net retention rate can fluctuate from period to period due to large customer contracts in a given period and ongoing increased contraction associated with our customer commitment packages, which may reduce our dollar-based net retention rate in subsequent periods.

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
Professional Services Cost of Revenue. Professional services cost of revenue consists primarily of employee-related costs, such as salaries and bonuses, stock-based compensation expense, consulting expense, and an allocated portion of facilities and administrative costs.
Gross Profit and Gross Margin
Gross profit and gross margin have been and will continue to be affected by various factors, including the timing of our acquisition of new subscription customers, renewals from existing subscription customers, sales of additional modules to existing subscription customers, the data center and bandwidth costs associated with operating our cloud platform, the extent to which we expand our customer support and cloud operations organizations, and the extent to which we can increase the efficiency of our technology, infrastructure, and data centers through technological improvements. We expect our gross profit to increase in dollar amount and our gross margin to increase modestly over the long term as we grow our business, although our gross margin could fluctuate from period to period depending on the interplay of these factors. Demand for our incident response services is driven by the number of breaches experienced by non-customers. Also, we view our professional services solutions in the context of our larger business and as a significant lead generator for new subscriptions. Because of these factors, our services revenue and gross margin may fluctuate over time.
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

Sales and Marketing. Sales and marketing expenses primarily consist of employee-related expenses such as salaries, commissions, and bonuses. Sales and marketing expenses also include stock-based compensation; expenses related to our marketing programs; an allocated portion of facilities and administrative expenses; amortization of acquired intangibles; and cloud hosting and related services costs related to proof of value efforts. Sales and marketing expenses also include sales commissions and any other incremental payments made upon the initial acquisition of a subscription or upsells to existing customers, which are capitalized and amortized over the estimated customer life. We also capitalize and amortize any such expenses paid for the renewal of a subscription over the term of the renewal.
We expect sales and marketing expenses to increase in dollar amount as we continue to make significant investments in our sales and marketing organization to drive additional revenue, further penetrate the market, and expand our global customer base. However, we anticipate sales and marketing expenses to decrease as a percentage of our total revenue over time as we grow our business, although our sales and marketing expenses may fluctuate as a percentage of our total revenue from period to period depending on the timing of these expenses.
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
We expect research and development expenses to increase in dollar amount as we continue to increase investments in our technology architecture and software platform. However, we anticipate research and development expenses to decrease as a percentage of our total revenue over time as we grow our business, although our research and development expenses may fluctuate as a percentage of our total revenue from period to period depending on the timing of these expenses.
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
Interest Expense. Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense for our Senior Notes issued in January 2021, and amortization of debt issuance costs on our Revolving Facility.
Interest Income. Interest income consists primarily of income earned on our cash, cash equivalents, and short-term investments.
Other Income (Expense), Net. Other income (expense), net consists primarily of gains and losses on strategic investments and foreign currency transaction gains and losses.
Provision for Income Taxes. Provision for income taxes consists of state income taxes in the United States, foreign income taxes, and withholding taxes related to customer payments in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits, which we have determined are not realizable on a more-likely-than-not basis. We regularly evaluate the need for a valuation allowance. For the three and nine months ended October 31, 2024, we computed our U.S. tax provision on a discrete basis.
Net Income Attributable to Non-controlling Interest. Net income attributable to non-controlling interest consists of the Falcon Funds’ non-controlling interest share of gains and losses and interest income from our strategic investments.

Results of Operations
The following tables set forth our condensed consolidated statements of operations for each period presented (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %	Nine Months Ended October 31,		Change $	Change %
	2024	2023			2024	2023
Revenue
Subscription	$962,735	$733,463	$229,272	31%	$2,753,164	$2,074,610	$678,554	33%
Professional services	47,443	52,551	(5,108)	(10)%	141,922	135,610	6,312	5%
Total revenue	1,010,178	786,014	224,164	29%	2,895,086	2,210,220	684,866	31%
Cost of revenue
Subscription	216,301	159,830	56,471	35%	605,868	455,236	150,632	33%
Professional services	38,786	35,174	3,612	10%	111,623	91,915	19,708	21%
Total cost of revenue	255,087	195,004	60,083	31%	717,491	547,151	170,340	31%
Gross profit	755,091	591,010	164,081	28%	2,177,595	1,663,069	514,526	31%
Operating expenses
Sales and marketing	408,267	286,186	122,081	43%	1,113,852	850,209	263,643	31%
Research and development	275,602	196,072	79,530	41%	761,759	554,499	207,260	37%
General and administrative	126,945	105,589	21,356	20%	337,113	290,027	47,086	16%
Total operating expenses	810,814	587,847	222,967	38%	2,212,724	1,694,735	517,989	31%
Income (loss) from operations	(55,723)	3,163	(58,886)	(1,862)%	(35,129)	(31,666)	(3,463)	11%
Interest expense	(6,587)	(6,503)	(84)	1%	(19,647)	(19,334)	(313)	2%
Interest income	52,201	40,086	12,115	30%	149,577	107,245	42,332	39%
Other income (expense), net	(429)	(474)	45	(9)%	6,196	(1,978)	8,174	(413)%
Income (loss) before provision for income taxes	(10,538)	36,272	(46,810)	(129)%	100,997	54,267	46,730	86%
Provision for income taxes	6,281	9,603	(3,322)	(35)%	24,862	18,623	6,239	34%
Net income (loss)	(16,819)	26,669	(43,488)	(163)%	76,135	35,644	40,491	114%
Net income attributable to non-controlling interest	3	4	(1)	(25)%	3,124	16	3,108	19,425%
Net income (loss) attributable to CrowdStrike	$(16,822)	$26,665	$(43,487)	(163)%	$73,011	$35,628	$37,383	105%

The following table presents the components of our condensed consolidated statements of operations as a percentage of total revenue for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2024	2023	2024	2023

	%		%
Revenue
Subscription	95%	93%	95%	94%
Professional services	5%	7%	5%	6%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	21%	20%	21%	21%
Professional services	4%	4%	4%	4%
Total cost of revenue	25%	25%	25%	25%
Gross profit	75%	75%	75%	75%
Operating expenses
Sales and marketing	40%	36%	38%	38%
Research and development	27%	25%	26%	25%
General and administrative	13%	13%	12%	13%
Total operating expenses	80%	75%	76%	77%
Income (loss) from operations	(6)%	—%	(1)%	(1)%
Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income	5%	5%	5%	5%
Other income (expense), net	—%	—%	—%	—%
Income (loss) before provision for income taxes	(1)%	5%	3%	2%
Provision for income taxes	1%	1%	1%	1%
Net income (loss)	(2)%	3%	3%	2%
Net income attributable to non-controlling interest	—%	—%	—%	—%
Net income (loss) attributable to CrowdStrike	(2)%	3%	3%	2%
Comparison of the Three Months Ended October 31, 2024 and 2023
Revenue
The following shows total revenue from subscriptions and professional services for the three months ended October 31, 2024 as compared to the three months ended October 31, 2023 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2024	2023
Subscription	$962,735	$733,463	$229,272	31%
Professional services	47,443	52,551	(5,108)	(10)%
Total revenue	$1,010,178	$786,014	$224,164	29%
Total revenue increased by $224.2 million, or 29%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. Subscription revenue accounted for 95% and 93% of our total revenue for the three months ended October 31, 2024 and October 31, 2023, respectively. Professional services revenue accounted for 5% and 7% of our total revenue for the three months ended October 31, 2024 and October 31, 2023, respectively.
Subscription revenue increased by $229.3 million, or 31%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023, which was primarily driven by a combination of the addition of new customers and the sale of additional sensors and modules to existing customers.

Professional services revenue decreased by $5.1 million, or 10%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023, which was primarily driven by a decrease in services provided based on billable and non-billable hours.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the three months ended October 31, 2024 as compared to the three months ended October 31, 2023 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2024	2023
Subscription	$216,301	$159,830	$56,471	35%
Professional services	38,786	35,174	3,612	10%
Total cost of revenue	$255,087	$195,004	$60,083	31%
Total cost of revenue increased by $60.1 million, or 31%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. Subscription cost of revenue increased by $56.5 million, or 35%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $13.9 million driven by a 30% increase in average headcount, an increase in cloud hosting and related services cost of $10.5 million, an increase in depreciation of data center equipment of $9.4 million, an increase in stock-based compensation expense of $7.1 million, an increase in allocated overhead costs of $5.5 million, an increase in amortization of internal-use software of $5.4 million, an increase in hardware maintenance costs of $1.4 million, and an increase in employee benefits of $1.2 million.
Professional services cost of revenue increased by $3.6 million, or 10%, for the three months ended October 31, 2024, compared to the three months ended October 31, 2023. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $3.2 million driven by an 20% increase in average headcount, an increase in stock-based compensation expense of $1.9 million, and an increase in allocated overhead costs of $1.6 million, partially offset by a decrease in consulting expense of $3.3 million.
The following shows gross profit and gross margin for subscriptions and professional services for the three months ended October 31, 2024 as compared to the three months ended October 31, 2023 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2024	2023
Subscription gross profit	$746,434	$573,633	$172,801	30%
Professional services gross profit	8,657	17,377	(8,720)	(50)%
Total gross profit	$755,091	$591,010	$164,081	28%

	Three Months Ended October 31,		Change %
	2024	2023
Subscription gross margin	78%	78%	—%
Professional services gross margin	18%	33%	(15)%
Total gross margin	75%	75%	—%
Subscription gross margin was flat for the three months ended October 31, 2024, compared to the three months ended October 31, 2023.
Professional services gross margin decreased by 15% for the three months ended October 31, 2024, compared to the three months ended October 31, 2023. The decrease in professional services gross margin was primarily due to an increase in consulting expense and decreased utilization during the three months ended October 31, 2024.

Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the three months ended October 31, 2024 as compared to the three months ended October 31, 2023 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2024	2023
Sales and marketing expenses	$408,267	$286,186	$122,081	43%
Sales and marketing expenses increased by $122.1 million, or 43%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $46.8 million driven by a 16% increase in average headcount, an increase in marketing programs of $22.9 million, $15.1 million of expenses relating to the July 19 Incident, an increase in stock-based compensation expense of $13.7 million, an increase in allocated overhead costs of $8.9 million, an increase in travel expenses of $3.8 million, an increase in cloud hosting and related costs of $1.5 million, an increase in employee benefits of $1.5 million, an increase in term-based software licenses of $1.3 million, and an increase in other labor expenses of $1.1 million.
Research and Development
The following shows research and development expenses for the three months ended October 31, 2024 as compared to the three months ended October 31, 2023 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2024	2023
Research and development expenses	$275,602	$196,072	$79,530	41%
Research and development expenses increased by $79.5 million, or 41%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. This increase was primarily due to an increase in stock-based compensation expense of $29.5 million, an increase in employee-related expenses of $22.8 million driven by a 20% increase in average headcount, an increase in cloud hosting and related costs of $11.6 million, an increase in allocated overhead costs of $7.4 million, $3.5 million of expenses relating to the July 19 Incident, an increase in term-based software licenses of $1.5 million, and an increase in employee benefits of $1.0 million, partially offset by a decrease in other labor expenses of $2.7 million.
General and Administrative
The following shows general and administrative expenses for the three months ended October 31, 2024 as compared to the three months ended October 31, 2023 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2024	2023
General and administrative expenses	$126,945	$105,589	$21,356	20%
General and administrative expenses increased by $21.4 million, or 20%, for the three months ended October 31, 2024 compared to the three months ended October 31, 2023. The increase in general and administrative expenses was primarily due to $15.3 million of expenses relating to the July 19 Incident, an increase in employee-related expenses of $6.6 million driven by a 19% increase in average headcount, an increase in corporate insurance of $3.6 million, an increase in allocated overhead costs of $2.0 million, an increase in term-based software licenses of $1.0 million, and an increase in leased airfare costs of $1.0 million, partially offset by a decrease in stock-based compensation expense of $2.9 million, a decrease in legal expense of $4.9 million unrelated to the July 19 Incident, and a decrease in consulting expense of $1.8 million.

Interest Expense, Interest Income, and Other Expense, Net
The following shows interest expense, interest income, and other expense, net for the three months ended October 31, 2024 as compared to the three months ended October 31, 2023 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2024	2023
Interest expense	$(6,587)	$(6,503)	$(84)	1%
Interest income	$52,201	$40,086	$12,115	30%
Other expense, net	$(429)	$(474)	$45	(9)%
Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense, accretion of debt discount for our Senior Notes issued in January 2021, and amortization of debt issuance costs on our Revolving Facility.
The increase in interest income for the three months ended October 31, 2024 compared to the three months ended October 31, 2023 was driven by an increase in our cash and cash equivalents.
The decrease in other expense, net for the three months ended October 31, 2024 compared to the three months ended October 31, 2023 was primarily due to gains on deferred compensation assets and fluctuations in foreign currency transaction gains and losses.
Provision for Income Taxes
The following shows the provision for income taxes for the three months ended October 31, 2024 as compared to the three months ended October 31, 2023 (in thousands, except percentage):

	Three Months Ended October 31,		Change $	Change %
	2024	2023
Provision for income taxes	$6,281	$9,603	$(3,322)	(35)%
The decrease in provision for income taxes of $3.3 million during the three months ended October 31, 2024 compared to the three months ended October 31, 2023 was primarily attributable to the tax benefit of effective settlement, offset by income taxes from pre-tax earnings and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business.
Comparison of the Nine Months Ended October 31, 2024 and 2023
Revenue
The following shows total revenue from subscriptions and professional services for the nine months ended October 31, 2024 as compared to the nine months ended October 31, 2023 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2024	2023
Subscription	$2,753,164	$2,074,610	$678,554	33%
Professional services	141,922	135,610	6,312	5%
Total revenue	$2,895,086	$2,210,220	$684,866	31%
Total revenue increased by $684.9 million, or 31%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. Subscription revenue accounted for 95% and 94% of our total revenue for the nine months ended October 31, 2024 and October 31, 2023, respectively. Professional services revenue accounted for 5% and 6% of our total revenue for the nine months ended October 31, 2024 and October 31, 2023, respectively.

Subscription revenue increased by $678.6 million, or 33%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023, which was primarily driven by a combination of the addition of new customers and the sale of additional sensors and modules to existing customers.
Professional services revenue increased by $6.3 million, or 5%, for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023, which was primarily attributable to an increase in the number of professional service hours performed.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the nine months ended October 31, 2024 as compared to the nine months ended October 31, 2023 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2024	2023
Subscription	$605,868	$455,236	$150,632	33%
Professional services	111,623	91,915	19,708	21%
Total cost of revenue	$717,491	$547,151	$170,340	31%
Total cost of revenue increased by $170.3 million, or 31%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. Subscription cost of revenue increased by $150.6 million, or 33%, for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $43.0 million driven by a 29% increase in average headcount, an increase in depreciation of data center equipment of $28.0 million, an increase in stock-based compensation expense of $18.7 million, an increase in cloud hosting and related services cost of $18.5 million, an increase in amortization of internal-use software of $16.3 million, an increase in allocated overhead costs of $14.4 million, an increase in hardware maintenance costs of $4.7 million, and an increase in employee health benefits of $2.4 million.
Professional services cost of revenue increased by $19.7 million, or 21%, for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $9.5 million driven by a 19% increase in average headcount, an increase in stock-based compensation expense of $5.1 million, and an increase in allocated overhead costs of $3.5 million.
The following shows gross profit and gross margin for subscriptions and professional services for the nine months ended October 31, 2024 as compared to the nine months ended October 31, 2023 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2024	2023
Subscription gross profit	$2,147,296	$1,619,374	$527,922	33%
Professional services gross profit	30,299	43,695	(13,396)	(31)%
Total gross profit	$2,177,595	$1,663,069	$514,526	31%

	Nine Months Ended October 31,		Change %
	2024	2023
Subscription gross margin	78%	78%	—%
Professional services gross margin	21%	32%	(11)%
Total gross margin	75%	75%	—%
Subscription gross margin was flat for the nine months ended October 31, 2024, compared to the nine months ended October 31, 2023.
Professional services gross margin decreased by 11% for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. The decrease in professional services gross margin was primarily due to an increase in consulting expenses and decreased utilization during the nine months ended October 31, 2024.

Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the nine months ended October 31, 2024 as compared to the nine months ended October 31, 2023 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2024	2023
Sales and marketing expenses	$1,113,852	$850,209	$263,643	31%
Sales and marketing expenses increased by $263.6 million, or 31%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $108.3 million driven by a 13% increase in average headcount, an increase in marketing programs of $43.4 million, an increase in stock-based compensation expense of $36.2 million, an increase in allocated overhead costs of $19.5 million, $18.2 million of expenses relating to the July 19 Incident, an increase in travel expenses of $9.3 million, an increase in company events expenses of $5.4 million, an increase in term-based software licenses of $3.8 million, an increase in cloud hosting and related costs of $3.4 million, an increase in employee health benefits of $2.8 million, an increase in other labor expenses of $2.5 million, and an increase in consulting expense of $1.5 million, partially offset by a decrease in taxes and licenses of $1.3 million.
Research and Development
The following shows research and development expenses for the nine months ended October 31, 2024 as compared to the nine months ended October 31, 2023 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2024	2023
Research and development expenses	$761,759	$554,499	$207,260	37%
Research and development expenses increased by $207.3 million, or 37%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. This increase was primarily due an increase in stock-based compensation expense of $80.7 million, an increase in employee-related expenses of $69.3 million driven by a 15% increase in average headcount, an increase in cloud hosting and related costs of $21.9 million, an increase in allocated overhead costs of $17.7 million, $4.6 million of expenses relating to the July 19 Incident, an increase in term-based software licenses of $3.0 million, an increase in employee related benefits of $2.5 million, an increase in travel expenses of $2.4 million, and an increase in consulting expense of $1.1 million.
General and Administrative
The following shows general and administrative expenses for the nine months ended October 31, 2024 as compared to the nine months ended October 31, 2023 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2024	2023
General and administrative expenses	$337,113	$290,027	$47,086	16%
General and administrative expenses increased by $47.1 million, or 16%, for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023. The increase in general and administrative expenses was primarily due to an increase in employee-related expenses of $21.0 million driven by an 17% increase in average headcount, $16.3 million of expenses relating to the July 19 Incident, an increase in allocated overhead costs of $4.4 million, an increase in consulting expense of $2.8 million, an increase in leased airfare costs of $2.6 million, an increase in tax and licenses of $1.6 million, and an increase in company events expenses of $1.0 million, partially offset by a decrease in legal expense of $7.5 million unrelated to the July 19 Incident.

Interest Expense, Interest Income, and Other Income (Expense), Net
The following shows interest expense, interest income, and other income (expense), net for the nine months ended October 31, 2024 as compared to the nine months ended October 31, 2023 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2024	2023
Interest expense	$(19,647)	$(19,334)	$(313)	2%
Interest income	$149,577	$107,245	$42,332	39%
Other income (expense), net	$6,196	$(1,978)	$8,174	(413)%
Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense, accretion of debt discount for our Senior Notes issued in January 2021, and amortization of debt issuance costs on our Revolving Facility.
The increase in interest income for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023 was driven by increases in market interest rates and an increase in our cash and cash equivalents.
The increase in other income (expense), net for the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023 was primarily due to gains on sales of our strategic investments of $6.2 million and an increase in net foreign currency transaction gains of $1.1 million.
Provision for Income Taxes
The following shows the provision for income taxes for the nine months ended October 31, 2024 as compared to the nine months ended October 31, 2023 (in thousands, except percentage):

	Nine Months Ended October 31,		Change $	Change %
	2024	2023
Provision for income taxes	$24,862	$18,623	$6,239	34%
The increase in provision for income taxes of $6.2 million during the nine months ended October 31, 2024 compared to the nine months ended October 31, 2023 was primarily attributable to the increase in pre-tax earnings and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business.
Liquidity and Capital Resources
Our primary sources of liquidity as of October 31, 2024, consisted of: (i) $4.3 billion in cash and cash equivalents, which mainly consists of cash on hand and highly liquid investments in money market funds and U.S. Treasury bills, (ii) cash we expect to generate from operations, and (iii) available capacity under our $750.0 million Revolving Facility. It is not currently possible to reasonably estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties, or other resolution of proceedings resulting from the July 19 Incident. However, despite such uncertainties, we expect that the combination of our existing cash and cash equivalents, cash flows from operations, and the Revolving Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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
We have historically generated operating losses prior to fiscal 2024 and during the three months ended October 31, 2024, which corresponds to the third quarter of fiscal 2025, as reflected in our accumulated deficit of $1.0 billion as of October 31, 2024. We expect to continue to make investments, particularly in sales and marketing and research and development. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.

We typically invoice our subscription customers annually in advance. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2024, we had deferred revenue of $3.2 billion, of which $2.4 billion was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, or foreign currency forward contracts.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended October 31,
	2024	2023
Net cash provided by operating activities	$1,036,005	$819,191
Net cash used in investing activities	(211,569)	(361,045)
Net cash provided by financing activities	60,822	59,698
Net change in cash, cash equivalents and restricted cash	884,617	514,433
Operating Activities
Net cash provided by operating activities during the nine months ended October 31, 2024 was $1,036.0 million, which resulted from net income of $76.1 million, adjusted for non-cash charges of $984.9 million and net cash outflow of $25.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $592.9 million in stock-based compensation expense, $227.7 million of amortization of deferred contract acquisition costs, $137.9 million of depreciation and amortization, $18.7 million of amortization of intangibles assets, $11.1 million of non-cash operating lease costs, $2.7 million of non-cash interest expense, and $2.3 million of accretion of short-term investments purchased at a discount, partially offset by $6.2 million realized gains on strategic investments and $2.1 million of deferred income taxes. The net cash outflow from changes in operating assets and liabilities was primarily due to a $361.4 million increase in deferred contract acquisition costs, a $42.8 million increase in prepaid expenses and other assets, and a $11.8 million decrease in operating lease liabilities, partially offset by a $142.2 million increase in deferred revenue, an $89.9 million increase in accrued payroll and benefits, an $85.7 million increase in accrued expenses and other liabilities, a $39.2 million decrease in accounts receivable, and a $34.1 million increase in accounts payable.
Investing Activities
Net cash used in investing activities of $211.6 million during the nine months ended October 31, 2024 was primarily due to purchases of property and equipment of $167.6 million, business acquisitions, net of cash acquired, of $96.4 million, which was related to the Flow Security acquisition, capitalized internal-use software and website development costs of $41.3 million, purchases of strategic investments of $12.7 million, and purchases of deferred compensation investments of $1.8 million, partially offset by proceeds from maturities of short-term investments of $97.3 million and proceeds from sales of strategic investments of $10.9 million.
Financing Activities
Net cash provided by financing activities of $60.8 million during the nine months ended October 31, 2024 was primarily due to proceeds from our employee stock purchase plan of $56.1 million, capital contributions from non-controlling interests of $5.5 million, and proceeds from the exercise of stock options of $3.3 million, partially offset by distributions to non-controlling interest holders of $4.1 million.

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

Statement of Operations	Nine Months Ended October 31, 2024
(in thousands)
Revenue	$2,891,704
Cost of revenue	740,626
Operating expenses	2,197,725
Loss from operations	(46,647)
Net income	63,365
Net income attributable to CrowdStrike	63,365

	October 31, 2024	January 31, 2024

	(in thousands)
Current assets (excluding current intercompany receivables from non-Guarantors)	$5,403,852	$4,563,521
Current intercompany receivables from non-Guarantors	25,660	24,716
Noncurrent assets (excluding noncurrent intercompany receivables from non-Guarantors)	1,796,543	1,605,308
Noncurrent intercompany receivables from non-Guarantors	392,279	280,426
Current liabilities (excluding current intercompany payables to non-Guarantors)	2,882,966	2,605,892
Current intercompany payables to non-Guarantors	506	—
Noncurrent liabilities (excluding noncurrent intercompany payables to non-Guarantors)	1,663,028	1,586,566
Noncurrent intercompany payables to non-Guarantors	23,363	—

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
Contractual Obligations and Commitments
During the nine months ended October 31, 2024, there were no significant changes to our debt obligations related to the Senior Notes or our contractual obligations under our non-cancelable real estate arrangements, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
We have non-cancellable purchase commitments with various parties to purchase products and services entered in the normal course of business totaling $2.8 billion as of October 31, 2024, with remaining terms in excess of 12 months. We expect to fund these obligations with cash flows from operations and cash and cash equivalents on our balance sheet.
As of October 31, 2024, our unrecognized tax benefits included $12.3 million, which were classified as long-term liabilities due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits.
As of October 31, 2024, we had non-cancellable unfunded commitments from our financing arrangements totaling approximately $49.3 million.
On November 5, 2024, we entered into an agreement to acquire all of the ownership interests in A.S. Adaptive Shield Ltd. The acquisition was closed on November 20, 2024 and the total consideration transferred consisted of $213.8 million in cash, net of $13.8 million of cash acquired, and $0.7 million representing the fair value of replacement equity awards attributable to pre-acquisition service, subject to customary net working capital and purchase price adjustments. We are in the process of finalizing the intangible assets valuation and purchase price allocation.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended October 31, 2024, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2024, filed with the SEC on March 6, 2024.

Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice our customers at contract signing prior to commencement of subscription period. Until such time as these amounts are invoiced, they are not recorded in deferred revenue or elsewhere in our condensed consolidated financial statements, and are considered by us to be backlog. As of October 31, 2024, we had backlog of approximately $2.2 billion. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
Seasonality
Given the annual budget approval processes of many of our customers, we see seasonal patterns in our business. Net new ARR generation is typically greater in the second half of the year, particularly in the fourth quarter, as compared to the first half of the year. In addition, we also experience seasonality in our operating margin, typically with a lower margin in the first half of our fiscal year due to a step up in costs for payroll taxes and annual sales and marketing events. This also impacts the timing of operating cash flow.
Employees
As of October 31, 2024, we had 9,666 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risks during the three and nine months ended October 31, 2024 compared to our disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2024. Based on such evaluation of our disclosure controls and procedures as of October 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are currently a party to, and may from time to time in the future be involved in, various litigation matters and subject to claims that arise in the ordinary course of business, including claims asserted by third parties in the form of letters and other communications. For information regarding legal proceedings and other claims asserted against us, including in relation to the July 19 Incident, see Note 8, “Commitments and Contingencies,” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Risks Related to Our Business and Industry
The July 19 Incident has had, and is expected to continue to have, an adverse effect on our business, sales, customer and partner relations, reputation, results of operations and financial condition.
On July 19, 2024, we released a content configuration update for our Falcon sensor that resulted in system crashes for certain Windows systems (the “July 19 Incident”). We have incurred, and expect to continue to incur, significant costs and expenses related to the incident, including in connection with remediation efforts, customer and partner relations, measures taken to address the damage to our reputation, and other measures taken in response to the incident. Our management and other personnel are devoting significant time and resources to address the impacts of the July 19 Incident. We may also hire additional personnel to assist with our ongoing efforts. Any real or perceived failure, by us or the third-party service providers we engage, to remediate and respond to the July 19 Incident could adversely impact our business. While we are investing in enhancements to software resiliency, testing and customer controls following the July 19 Incident, we cannot guarantee that such enhancements will be effective, or that our products do not have or will not have defects, errors, or vulnerabilities.
The July 19 Incident has harmed, and is expected to continue to harm, our business, sales, customer and partner relations, and our reputation. As a result of the incident, certain of our existing or prospective customers have elected to, and may in the future elect to, defer purchasing decisions relating to our products and services or not purchase our products and services at all. Customers have also decided, and may in the future decide, to terminate or not renew their agreements with us. The July 19 Incident has negatively impacted, and may in the future negatively impact, our existing or prospective partners’ ability or willingness to promote our products or services. Certain of our competitors have aggressively approached our current and prospective customers and partners to attempt to capitalize on the incident, and may continue to do so. Furthermore, we have agreed to, and expect to agree to in the future, provide incentives in connection with our commercial arrangements with our customers, including subscription period extensions, discounts or promotional modules. The July 19 Incident has received negative media coverage and harmed our reputation and brand. If we are unable to regain the trust of our current and prospective customers and partners, or if negative media coverage and publicity continues, our reputation and brand may suffer further, exacerbating the effects discussed herein. These factors may result in harm to our business, results of operations and financial condition.
We are party to a number of legal proceedings relating to the July 19 Incident, such as lawsuits filed by or on behalf of third parties, including securities litigation brought on behalf of certain purchasers of our Class A common stock, derivative litigation asserting claims against certain officers and directors, and putative class actions brought by individual consumers. We have also received inquiries from governmental authorities and other third parties, and governmental authorities may seek to impose undertakings, injunctive relief, consent decrees or other penalties, which could, among other things, materially increase our expenses or otherwise require us to alter how we operate our business. Third parties, including governmental authorities, may take certain actions in response to the July 19 Incident that may negatively impact our business and operations and may result in additional costs and expenses relating to compliance, product development or other matters. Some customers and other third parties claiming to have been impacted by the incident have asserted claims against us or otherwise communicated their intent to seek indemnification or compensation from us. Additional claims may also be asserted by or on behalf of customers, customers’ insurers, partners, stockholders or others seeking monetary damages or other relief. These lawsuits, claims and inquiries are resulting, and are expected to result in the future, in the incurrence of significant costs and expenses, the diversion of management’s attention from the operation of our business and other negative impacts on our business and operations.
While we maintain insurance policies that may cover certain costs, claims and liabilities in connection with the July 19 Incident, we expect that our insurance coverage will not cover all costs, claims and liabilities actually incurred, and we cannot be certain that our insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.

We have experienced rapid growth in recent periods, and if we do not manage our future growth, our business and results of operations will be adversely affected.
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from 4,965 employees as of January 31, 2022, to 9,666 employees as of October 31, 2024. Although we have experienced rapid growth historically, we may not sustain our current growth rates and our investments to support our growth may not be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
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
We have incurred net losses each year prior to fiscal 2024, and we may not achieve or maintain profitability in the future. We experienced net gains of $89.3 million for fiscal 2024, and net losses of $183.2 million, and $234.8 million for fiscal 2023, and fiscal 2022, respectively. As of October 31, 2024, we had an accumulated deficit of $1.0 billion. While we have experienced significant growth in revenue in recent periods, and have achieved profitability during certain periods, including fiscal 2024, we cannot assure you when or whether we will reach sustained profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our total revenue or improvements in our results of operations. We also have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
If organizations do not adopt cloud-based SaaS-delivered endpoint security solutions, our ability to grow our business and results of operations may be adversely affected.
We believe our future success will depend in large part on the growth, if any, in the market for cloud-based SaaS-delivered endpoint security solutions. The use of SaaS solutions to manage and automate security and IT operations is at an early stage and rapidly evolving. As such, it is difficult to predict its potential growth, if any, customer adoption and retention rates, customer demand for our solutions, customer consolidation on our platform, or the success of existing competitive products. Any expansion in our market depends on a number of factors, including the cost, performance, and perceived value associated with our solutions and those of our competitors. If our solutions do not achieve widespread adoption or there is a reduction in demand for our solutions due to a lack of customer acceptance, technological challenges, damage to our reputation including as a result of the July 19 Incident, competing products, privacy concerns, decreases in corporate spending, weakening economic conditions or otherwise, it could result in early terminations, reduced customer retention rates, or decreased revenue, any of which would adversely affect our business, results of operations, and financial results. We do not know whether the trend in adoption of cloud-based SaaS-delivered endpoint security solutions we have experienced in the past will continue in the future. Furthermore, to the extent we or other SaaS security providers experience security incidents, loss or disclosure of customer data, disruptions in delivery, or other problems, the market for SaaS solutions as a whole, including our security solutions, could be negatively affected. You should consider our business and prospects in light of the risks and difficulties we encounter in this new and evolving market.
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
Success in delivering enhancements and new solutions depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or new solution, the risk that such enhancement or new solution may have quality or other defects or deficiencies (such as we experienced in connection with the July 19 Incident), especially in the early stages of introduction, as well as our ability to seamlessly integrate all of our product and service offerings and develop adequate sales capabilities in new markets. Failure to effectively deliver, integrate, and manage perceptions with respect to enhancements and new solutions could erode our competitive position, significantly impair our revenue growth, and negatively impact our operating results.
If we are unable to attract new customers, our future results of operations could be harmed.
To expand our customer base, we need to convince potential customers to allocate a portion of their discretionary budgets to purchase our Falcon platform. Our sales efforts often involve educating our prospective customers about the uses and benefits of our Falcon platform. Enterprises and governments that use legacy security products, such as signature-based or malware-based products, firewalls, intrusion prevention systems, and antivirus, for their IT security may be hesitant to purchase our Falcon platform if they believe that these products are more cost effective, provide substantially the same functionality as our Falcon platform or provide a level of IT security that is sufficient to meet their needs. We may have difficulty convincing prospective customers of the value of adopting our solution. Even if we are successful in convincing prospective customers that a cloud native platform like ours is critical to protect against cyberattacks, they may not decide to purchase our Falcon platform for a variety of reasons, some of which are out of our control. For example, any deterioration in general economic conditions, including as a result of the geopolitical environment, the outbreak of diseases or other public health crises, volatility in the banking and financial services sector, or inflation (as well as government policies such as raising interest rates in response to inflation), have in the past and may in the future cause our current and prospective customers to delay or cut their overall security and IT operations spending, and such delays or cuts may fall disproportionately on cloud-based security solutions like ours. Economic weakness, customer financial difficulties, constrained spending on security and IT operations, and the impact of the July 19 Incident may result in decreased revenue, reduced sales, an increase in multi-phase subscription start dates, shorter terms for customer subscriptions, lengthened sales cycles, increased churn, lower demand for our products, and adversely affect our results of operations and financial conditions. Furthermore, we may need to exercise more flexibility in customer payment terms as customers navigate a more challenging economic environment. Additionally, if the incidence of cyberattacks were to decline, or be perceived to decline, or if organizations adopt endpoints that use operating systems we do not adequately support, our ability to attract new customers and expand sales of our solutions to existing customers could be adversely affected. If organizations do not continue to adopt our Falcon platform, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations, and financial condition would be harmed.
If our customers do not renew their subscriptions for our products and add additional cloud modules to their subscriptions, our future results of operations could be harmed.
In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions for our Falcon platform when existing contract terms expire, and that we expand our commercial relationships with our existing customers by selling additional cloud modules and by deploying to more endpoints in their environments. Our customers have no obligation to renew their subscription for our Falcon platform after the expiration of their contractual subscription period, which is generally one year, and in the normal course of business, some customers have elected not to renew. In addition, customers that previously signed multi-year subscription contracts may renew for shorter contract subscription lengths, and customers may cease using certain cloud modules altogether. Even if customers choose to renew their subscription of certain cloud modules, they may decline to purchase additional cloud modules or choose not to consolidate onto our Falcon platform. Our customer retention and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, our pricing, customer security and networking issues and requirements, our customers’ spending levels, decreases in the number of endpoints to which our customers deploy our solutions, mergers and acquisitions involving our customers, industry developments, competition, the impact of the July 19 Incident, and general economic and geopolitical conditions. If our efforts to maintain and expand our relationships with our existing customers are not successful, our business, results of operations, and financial condition may materially suffer.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.
Our revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our Falcon platform. Customers often view the subscription to our Falcon platform as a significant strategic decision and, as a result, frequently require considerable time to evaluate, test and qualify our Falcon platform prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens and adds uncertainty to our sales cycle. In addition, uncertain economic conditions may lead to additional scrutiny of budgets by current and prospective customers, which has resulted in, for example, longer sales cycles for products and services, and may result in shifting demand for IT products and services, and slower adoption of new technologies. We have also experienced, and expect to continue to experience, longer sales cycles in connection with the July 19 Incident.
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
•our ability to establish and maintain relationships with channel partners and direct customers;
•the strength of our sales and marketing efforts;
•the strength of our reputation and brand, including the impact to our reputation and brand as a result of the July 19 Incident; and
•acquisitions or consolidation within our industry, which may result in more formidable competitors.
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
Many of our competitors have greater financial, technical, marketing, sales, and other resources, greater name recognition, longer operating histories, and a larger base of customers than we do. They may be able to devote greater resources to the development, promotion, and sale of services than we can, and they may offer lower pricing than we do. Further, they may have greater resources for research and development of new technologies, the provision of customer support, and the pursuit of acquisitions. Our larger competitors have substantially broader and more diverse product and services offerings as well as routes to market, which allows them to leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our platform, including our cloud modules. Conditions in our market could change rapidly and significantly as a result of technological advancements, including with respect to AI. Our competitors may more successfully incorporate AI into their products, gain or leverage superior access to certain AI technologies, and achieve higher market acceptance of their AI solutions. Conditions in our market could also change rapidly and significantly due to partnering or acquisitions by our competitors or continuing market consolidation. Some of our competitors have recently made acquisitions of businesses or have established cooperative relationships that may allow them to offer more directly competitive and comprehensive solutions than were previously offered and adapt more quickly to new technologies and customer needs. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses and loss of market share. Further, competitors that specialize in providing protection from a single type of security threat may be able to deliver these targeted security products to the market quicker than we can or convince organizations that these limited products meet their needs. Even if there is significant demand for cloud-based security solutions like ours, if our competitors include functionality that is, or is perceived to be, equivalent to or better than ours in legacy products that are already generally accepted as necessary components of an organization’s IT security architecture, we may have difficulty increasing the market penetration of our solutions. Furthermore, even if the functionality offered by other security and IT operations providers is more limited than the functionality of our platform, organizations may elect to accept such limited functionality in lieu of adding products from additional vendors like us. If we are unable to compete successfully, or if competing successfully requires us to take aggressive pricing or other actions, our business, financial condition, and results of operations would be adversely affected.
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

Real or perceived defects, errors or vulnerabilities in our Falcon platform and cloud modules, the failure of our platform to detect or prevent incidents, including advanced and newly developed attacks, misconfiguration of our solutions, or the failure of customers to take action on attacks identified by our platform could harm our reputation and adversely affect our business, financial position and results of operations. Because our cloud native security platform is complex, it has contained, and may in the future contain defects, errors or vulnerabilities that are not detected until after deployment. For example, the July 19 Incident harmed our brand and reputation, business and results of operations. If we fail to timely detect defects or errors before deployment in the future, our brand and reputation, business and results of operations will suffer further. We cannot assure you that our products will detect all cyberattacks, especially in light of the rapidly changing security threat landscape that our solution seeks to address. Due to a variety of both internal and external factors, including, without limitation, defects or misconfigurations of our or third-party solutions, our solutions could be or become vulnerable to security incidents (both from intentional attacks and accidental causes) that cause them to fail to secure endpoints and detect and block attacks. Furthermore, any defects, errors or vulnerabilities in third-party technology or solutions we rely on could result in disruptions to our operations and adversely impact our business, financial condition and results of operations. In addition, because the techniques used by computer hackers to access or sabotage networks and endpoints change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our cloud native security platform is unable to detect or prevent until after some of our customers are affected. Additionally, our Falcon platform may falsely indicate a cyberattack or threat that does not actually exist, which may lessen customers’ trust in our solutions.
Moreover, as our cloud native security platform is adopted by an increasing number of enterprises and governments, individuals and organizations behind advanced cyberattacks may intensify their efforts to defeat our security platform. If this happens, our systems and subscription customers could be specifically targeted by attackers and could result in vulnerabilities in our platform or undermine the market acceptance of our Falcon platform and could adversely affect our reputation as a provider of security solutions. Because we host customer data on our cloud platform, which in some cases may contain personally-identifiable information or potentially confidential information, a security compromise, or an accidental or intentional misconfiguration or malfunction of our platform or third-party platforms, could result in personally-identifiable information and other customer data being accessible such as to attackers or to other customers. Further, if a high profile security breach occurs with respect to another next-generation or cloud-based security system, our customers and potential customers may lose trust in cloud solutions generally, and cloud-based security solutions such as ours in particular.
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
As a provider of security solutions, we have in the past been, and may in the future be, specifically targeted by bad actors for attacks intended to circumvent our security capabilities or to exploit our Falcon platform as an entry point into customers’ endpoints, networks, or systems. In particular, because we have been involved in the identification of organized cybercriminals and nation-state actors, we have been the subject of intense efforts by sophisticated cyber adversaries who seek to compromise our systems. Such efforts may also intensify as geopolitical tensions increase. In addition, bad actors have attempted to leverage the July 19 Incident to facilitate malicious activity, including, for example, through sending phishing emails posing as CrowdStrike support. Such activity, whether or not successful, could result in additional harm to our business. We are also susceptible to inadvertent compromises of our systems and data, including those arising from process, coding, or human errors. Moreover, we utilize third-party service providers to, among other things, host, transmit, or otherwise process electronic data in connection with our business activities, including our supply chain, operations, and communications. Our third-party service providers and other vendors have faced and may continue to face cyberattacks, compromises, interruptions in service, or other security incidents from a variety of sources. A successful attack or other incident that results in an interruption of service or that compromises our or our service providers’ internal networks, systems, or data could have a significant negative effect on our operations, reputation, financial resources, and the value of our intellectual property. We cannot assure you that any of our efforts to manage this risk, including adoption of a comprehensive incident response plan and process for detecting, mitigating, and investigating security incidents that we regularly test through table-top exercises, testing of our security protocols through additional techniques, such as penetration testing, debriefing after security incidents, to improve our security and responses, and regular briefing of our directors and officers on our cybersecurity risks, preparedness, and management, will be effective in protecting us from such attacks.
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
The adverse effects of any service interruptions on our reputation, results of operations, and financial condition may be disproportionately heightened due to the nature of our business and the fact that our customers have a low tolerance for interruptions of any duration. Interruptions or failures in our service delivery could result in a cyberattack or other security threat to us or to one of our customers during such periods of interruption or failure. Additionally, interruptions or failures in our service could cause customers to terminate their subscriptions with us, adversely affect our renewal rates, and harm our ability to attract new customers. Our business would also be harmed if our customers believe that a cloud-based SaaS-delivered endpoint security solution is unreliable. We have experienced, and may in the future experience, service interruptions and other performance problems due to a variety of factors. The occurrence of any of these factors, or if we are unable to rapidly and cost-effectively fix such errors or other problems that may be identified, could damage our reputation, negatively affect our relationship with our customers or otherwise harm our business, results of operations and financial condition.
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
There is significant competition for personnel with the skills and technical knowledge that we require across our technology, cyber, sales, professional services, and administrative support functions. Competition for these personnel is intense, especially for experienced sales professionals and for engineers experienced in designing and developing cloud applications and security software. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. For example, in recent years, recruiting, hiring and retaining employees with expertise in the cybersecurity industry has become increasingly difficult as the demand for cybersecurity professionals has increased as a result of the recent cybersecurity attacks on global corporations and governments. Additionally, our incident response and proactive services team is small and comprised of personnel with highly technical skills and experience, who are in high demand, and who would be difficult to replace. More generally, the technology industry is subject to substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software and Internet-related services. Many of the companies with which we compete for experienced personnel have greater resources than we have. Our competitors also may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all. We have in the past, and may in the future, be subject to allegations that employees we hire have been improperly solicited, or that they have divulged proprietary or other confidential information or that their former employers own such employees’ inventions or other work product, or that they have been hired in violation of non-compete provisions or non-solicitation provisions.
In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Therefore, volatility or lack of performance in our stock price could affect our ability to attract and retain our key employees. Also, many of our employees have become, or will soon become, vested in a substantial amount of equity awards, which may give them a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs could adversely affect our business, results of operations and financial condition.
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
We generally recognize revenue from customers ratably over the terms of their subscription, which is generally one year. As a result, a substantial portion of the revenue we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, any increase or decline in new sales or renewals in any one period will not be immediately reflected in our revenue for that period. Any such change, however, would affect our revenue in future periods. Accordingly, the effect of downturns or upturns in new sales and potential changes in our rate of renewals, including as a result of the July 19 Incident, may not be fully reflected in our results of operations until future periods. In addition, customer commitment packages introduced following the July 19 Incident that extend subscription periods will lengthen the applicable term over which we recognize revenue, which has adversely affected, and is expected to continue to adversely affect, our results. We may also be unable to timely reduce our cost structure in line with a significant deterioration in sales or renewals that would adversely affect our results of operations and financial condition.
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
•insolvency or credit difficulties confronting our customers, affecting their ability to purchase or pay for our solutions, including in connection with our customer and end-user financing arrangements;
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
•the impact to our business from the July 19 Incident;
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
In addition, we experience seasonal fluctuations in our financial results as we typically receive a higher percentage of our annual orders from new customers, as well as renewal orders from existing customers, in the second half of the fiscal year as compared to the first half of the year due to the annual budget approval processes of many of our customers. In addition, we also experience seasonality in our operating margin, typically with a lower margin in the first half of our fiscal year. Any of the above factors, individually or in the aggregate, may result in significant fluctuations in our financial and other results of operations from period to period. As a result of this variability, our historical results of operations should not be relied upon as an indication of future performance. Moreover, this variability and unpredictability could result in our failure to meet our operating plan or the expectations of investors or analysts for any period. If we fail to meet such expectations for these or other reasons, our stock price could fall substantially, and we could face costly lawsuits, including securities class action suits. For example, we are currently party to securities litigation brought in connection with the July 19 Incident on behalf of certain purchasers of our Class A common stock.

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
In addition, independent industry or financial analysts and research firms often test our solutions and provide reviews of our Falcon platform, as well as the products of our competitors, and perception of our Falcon platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products, our brand may be adversely affected. Our solutions may fail to detect or prevent threats in any particular test for a number of reasons that may or may not be related to the efficacy of our solutions in real world environments. To the extent potential customers, industry analysts or testing firms believe that the occurrence of a failure to detect or prevent any particular threat is a flaw or indicates that our solutions or services do not provide significant value, we may lose customers, and our reputation, financial condition and business would be harmed. Additionally, the performance of our channel partners and technology alliance partners may affect our brand and reputation if customers do not have a positive experience with these partners. In addition, we have in the past worked, and continue to work, with high profile private and public customers as well as assist in analyzing and remediating high profile cyberattacks, which sometimes involve nation-state actors. Our work with such customers has exposed us to publicity and media coverage. Changing political environments in the United States and abroad may amplify the media and political scrutiny we face. Negative publicity about us, including about our management, the efficacy and reliability of our Falcon platform, our products offerings, our professional services, and the customers we work with, even if inaccurate, has in the past adversely affected, and may in the future adversely affect, our reputation and brand. For example, the July 19 Incident, which received significant media attention and negative publicity, harmed our reputation and brand.
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
We derived approximately 28%, 30%, 32% and 32% of our total revenue from our international customers for fiscal 2022, fiscal 2023, fiscal 2024 and the nine months ended October 31, 2024, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
•government certification, software supply chain, or source code transparency requirements applicable to us or our products are constantly evolving and, in doing so, restrict our ability to sell to certain government customers until we have attained the new or revised certification or meet other applicable requirements, which we are not guaranteed to do. For example, although we are currently certified under the U.S. Federal Risk and Authorization Management Program, or FedRAMP, such certification is costly to maintain and if we lose our certification, it would restrict our ability to sell to government customers;
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
Our future growth is dependent upon our ability to continue to meet the needs of new customers and the expanding needs of our existing customers as their use of our solutions grow. As our customers gain more experience with our solutions, the number of endpoints and events, the amount of data transferred, processed and stored by us, the number of locations where our platform and services are being accessed, have in the past, and may in the future, expand rapidly. In order to meet the performance and other requirements of our customers, we intend to continue to make significant investments to increase capacity and to develop and implement new technologies in our service and cloud infrastructure operations. These technologies, which include databases, applications and server optimizations, network and hosting strategies, and automation, are often advanced, complex, new and untested. We may not be successful in developing or implementing these technologies. In addition, as our business grows, we must continue to improve and expand our information technology infrastructure. It takes a significant amount of time to plan, develop and test improvements to our technologies and infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. We rely on external ecosystems, such as operating systems, to operate and make our products and services available to customers. If we are unable to adapt to product or policy changes in such ecosystems, or if we do not effectively operate with such ecosystems, demand for and availability of our products or services could decline. To the extent that we do not effectively scale our operations and infrastructure to meet the needs of our business, our growing customer base and to maintain performance as our customers expand their use of our solutions, we may not be able to grow as quickly as we anticipate, our customers may reduce or cancel use of our solutions and we may be unable to compete as effectively and our business and results of operations may be harmed.
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
Once our Falcon platform is deployed within our customers’ networks, our customers depend on our customer support services to resolve any issues relating to the implementation and maintenance of our Falcon platform. If we do not provide effective ongoing support, customer renewals and our ability to sell additional modules as part of our Falcon platform to existing customers could be adversely affected and our reputation with potential customers could be damaged. Many of our larger organizational customers have more complex networks and require higher levels of support than smaller customers and we offer premium services for these customers. Failure to maintain high-quality customer support could have a material adverse effect on our business, results of operations, and financial condition.

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
We are exposed to the credit risks of certain of our customers and end-users, which could adversely impact our business, financial condition or results of operations.
We provide financing arrangements for certain of our customers and end-users to purchase our products and services. Such financing activities expose us to the credit risks of our customers and end-users and these risks may be more pronounced if our customers and end-users are negatively impacted by a global economic downturn or periods of economic uncertainty. There can be no assurance that our efforts to monitor and mitigate these credit risks will be effective. If we are unable to adequately control these risks, our business, financial condition or results of operations could be harmed.

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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing data privacy and security laws and regulations, employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Increased scrutiny may also lead to new laws and regulations, or new applications of existing laws and regulations, that target topics such as AI, critical infrastructure software resiliency and concentration risk. Noncompliance by us, our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties with applicable regulations or requirements could subject us to:
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
We incorporate novel uses of AI technologies, including generative AI, into our products and operations, such as our Falcon platform. AI is complex and rapidly evolving, and we face significant competition from other companies who may incorporate AI into their products more quickly or more successfully than us, as well as an evolving regulatory landscape. The introduction of AI, and particularly generative AI, a relatively new and emerging technology in the early stages of commercial use, into new or existing products, and our operations, may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. For example, generative AI has been known to produce a false or “hallucinatory” interferences or output, and certain generative AI uses machine learning and predictive analytics, which may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. In addition, the use of AI by other companies has resulted in, and may in the future result in, data breaches and cybersecurity incidents that implicate the personal information of AI users. Further, the use of AI presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability.
The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, privacy, data protection cybersecurity, consumer protection, competition, and equal opportunity laws and regulations, and are expected to be subject to new laws and regulations or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their cybersecurity and data protection laws to AI or are considering general legal frameworks for AI. For example, in Europe, the EU’s AI Act was published in the Official Journal of the EU on July 12, 2024 and entered into force on August 1, 2024. The AI Act establishes, among other things, a risk-based governance framework for regulating AI systems in the EU by categorizing AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. This regulatory framework is expected to have a material impact on the way AI is regulated in the EU and beyond. As further indication of a trend in increased regulatory and legislative oversight of the use and development of AI, in 2024, California enacted a range of laws regulating the use and development of AI, which generally relate to transparency, privacy and fairness, among other concerns.
As a fast-evolving and complicated technology subject to significant government attention, AI-related legislation and regulation may be developed and apply to AI in unexpected ways. We may not be able to anticipate how to respond to or comply with these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. The cost to comply with such frameworks could be significant and may increase our operating expenses. Additionally, if we do not have sufficient rights to use the data or other material or content on which our AI technologies rely, we may incur liability through the violation of applicable laws or regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party. Further, any content or other output created by our use of AI-powered tools may not be subject to copyright protection, which may adversely affect our ability to enforce our intellectual property rights. Because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.
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
We are regularly subject to claims, suits, and government investigations and other proceedings including patent, product liability, class action, whistleblower, personal injury, property damage, labor and employment (including allegations of wage and hour violations), commercial disputes, securities litigation, compliance with laws and regulatory requirements and other matters, and we may become subject to additional types of claims, suits, investigations and proceedings as our business develops or in connection with the July 19 Incident. Such claims, suits, and government investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any of these types of legal proceedings can have an adverse impact on us because of legal costs and diversion of management attention and resources, and could cause us to incur significant expenses or liability, adversely affect our brand recognition, and/or require us to change our business practices. The expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our results of operations. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines and penalties that could adversely affect our business, condensed consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, sanctions, consent decrees, or orders requiring a change in our business practices. Because of the potential risks, expenses and uncertainties of litigation, we may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations, and prospects. Any of these consequences could adversely affect our business and results of operations.
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
We may be subject to liability claims for damages related to errors or defects in our solutions, and we are currently subject to claims, and may in the future become subject to additional claims, arising out of the July 19 Incident. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products may harm our business and results of operations. Although we generally have limitation of liability provisions in our terms and conditions of sale, these provisions may not cover all of our indemnification obligations and they may not fully or effectively protect us from claims as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the United States or other countries. The sale and support of our products also entail the risk of product liability claims.
Additionally, our agreements with customers and other third parties typically include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims regarding intellectual property infringement, breach of agreement, including confidentiality, privacy and security obligations, violation of applicable laws, damages caused by failures of our solutions or to property or persons, or other liabilities relating to or arising from our products and services, or other acts or omissions. These contractual provisions often survive termination or expiration of the applicable agreement. We have received, and may continue to receive, claims in connection with the July 19 Incident.
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

We maintain insurance to mitigate potential losses arising from certain claims associated with the use of our products, but our insurance coverage may not adequately cover all claims asserted against us, including our liability related to the July 19 Incident. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation, divert management’s time and other resources, and harm our business and reputation. We offer our Falcon Complete customers a limited warranty, subject to certain conditions. While we maintain insurance relating to our warranty, we cannot be certain that our insurance coverage will be adequate to cover such claims, that such insurance will continue to be available to us on commercially reasonable terms, or at all, or that any insurer will not deny coverage as to any claim. Any failure or refusal of our insurance providers to provide the expected insurance benefits to us after we have paid the warranty claims would cause us to incur significant expense or cause us to cease offering this warranty which could damage our reputation, cause us to lose customers, expose us to liability claims by our customers, negatively impact our sales and marketing efforts, and have an adverse effect on our business, financial condition and results of operations.
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
•the emergence of new or different information relating to the impact of the July 19 Incident;
•general economic conditions and slow or negative growth of our markets; and
•other events or factors, including those resulting from war, incidents of terrorism or responses to these events.
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. We are currently party to securities litigation asserted against us arising out of the July 19 Incident. Any securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, results of operations and financial condition.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could reduce the price that our Class A common stock might otherwise attain and may dilute your voting power and your ownership interest in us.
Sales of a substantial number of shares of our Class A common stock in the public market, including shares of Class A stock that have been converted from shares of Class B common stock, and particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our Class A common stock. As of November 15, 2024, we had 233,851,230 shares of Class A common stock outstanding and 12,460,182 shares of Class B common stock outstanding.
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
As of October 31, 2024, our executive officers, directors, one of our current stockholders and its respective affiliates held, in aggregate, 35% of the voting power of our outstanding capital stock. As a result, these stockholders, acting together, have control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. They may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control or other liquidity event of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale or other liquidity event and might ultimately affect the market price of our common stock.
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
As of October 31, 2024, we had $750.0 million principal amount of indebtedness outstanding (excluding intercompany indebtedness), and there is additional availability under our revolving facility of up to $750.0 million (excluding issued but undrawn letters of credit). Our indebtedness could have important consequences, including:
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
As part of our business strategy, we have in the past made, and expect to continue to make, investments in and/or acquire complementary companies, services or technologies. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner in the future is not guaranteed. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we complete could be viewed negatively by our end-customers or investors. In addition, our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees or customers. If we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, causing unanticipated write-offs or accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition and the market price of our Class A common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.

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
In addition, the Organization for Economic Cooperation and Development (“OECD”) has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. On October 8, 2021, the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2023. The timetable for implementation has since been extended to 2024 and, with respect to certain components of the plan, to 2025. Under Pillar Two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a jurisdictional basis. While substantial work remains to be completed by the OECD and national governments on the implementation of these proposals, future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. On February 1, 2023, the U.S. Financial Accounting Standards Board ("FASB") indicated that they believe the minimum tax imposed under Pillar Two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. In addition, the OECD’s proposed solution envisages new international tax rules and the removal of all Digital Services Taxes (“DST”). Notwithstanding this, some countries, in the European Union and beyond, continue to operate existing DST regimes to capture tax revenue on digital services more immediately. Such laws may increase our tax obligations in those countries or change the manner in which we operate our business. We have analyzed jurisdictional Pillar Two regulations, as well as the OECD Model Rules, and have assessed no material Pillar Two impact on the income tax provision for the nine months ended October 31, 2024.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases by the Company of shares of Class A Common Stock during the three months ended October 31, 2024:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
August 1, 2024 to August 31, 2024	—	$—	—	—
September 1, 2024 to September 30, 2024	23	$309.85	—	—
October 1, 2024 to October 31, 2024	—	$—	—	—
(1)    We repurchased, in open market transactions, 23 shares in connection with the administration of the 2019 Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

On November 26, 2024, the Company’s board of directors adopted and approved, effective immediately, amended and restated bylaws of the Company (as amended and restated, the “Amended and Restated Bylaws”). The amendments set forth in the Amended and Restated Bylaws, among other things, enhance and clarify certain procedural and disclosure requirements related to shareholder nominations of directors and submissions of proposals regarding other business at annual or special meetings of shareholders, including with respect to (x) the information about any such shareholders and Stockholder Associated Persons (as defined in the Amended and Restated Bylaws) required to be disclosed to the Company and (y) certain other updates in light of the “universal proxy” rules adopted by the SEC pursuant to Rule 14a-19 of the Exchange Act. The Amended and Restated Bylaws also include updates to matters related to officer appointments and removals, and certain other technical, clarifying and conforming changes.
The foregoing summary of the Amended and Restated Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated Bylaws, which is attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of November 26, 2024.

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere Chief Financial Officer (Principal Financial Officer)

By:	/s/ Anurag Saha
Anurag Saha Chief Accounting Officer (Principal Accounting Officer)