Form 10-K
period 2025-01-31
CrowdStrike Holdings, Inc.
filed 2025-03-10
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on July 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Select Market on such date was approximately $53.5 billion.
As of February 28, 2025, the number of shares of the registrant’s Class A common stock outstanding was 247,873,415, and the number of shares of the registrant’s Class B common stock outstanding was 0.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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

•the attraction and retention of qualified employees and key personnel; and
•the July 19 Incident (as defined below), including potential or anticipated developments, our remediation and other efforts in connection with the incident, the outcome of lawsuits, claims and inquiries related to the incident, our customer commitment packages, and the effect on our customer and partner relationships and our business, results of operations and financial condition.
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

PART I
ITEM 1. BUSINESS
Overview
Founded in 2011, CrowdStrike reinvented cybersecurity for the cloud and artificial intelligence (“AI”) era and transformed the way cybersecurity is delivered and experienced by customers. When we started CrowdStrike, cyberattackers had an asymmetric advantage over legacy cybersecurity products that could not keep pace with rapid changes in adversary tactics. We took a fundamentally different approach to solve this problem with the AI-native CrowdStrike Falcon cybersecurity platform – the first, true, cloud-native platform built with AI at the core, capable of harnessing vast amounts of security and enterprise data to deliver highly modular solutions through a single lightweight agent.
The CrowdStrike Falcon platform is designed to be the definitive platform for cybersecurity consolidation, purpose-built to stop breaches. The platform’s single, lightweight agent collects and integrates data from across the enterprise, including endpoints, cloud workloads, identities, and third-party sources. We use this to train our AI to detect and prevent threats and drive workflow automation to give security teams machine speed advantage to stop adversaries. By consolidating and replacing legacy point products and fragmented platforms across key areas of security and IT, the Falcon platform delivers a unified, modern approach that increases capabilities, reduces complexity, and lowers costs – all while stopping breaches.
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
Today, we offer 29 cloud modules on our Falcon platform via a SaaS subscription-based model that spans multiple large markets, including corporate endpoint and cloud workload security, managed security services, security and vulnerability management, IT operations management, identity protection, next-generation security information and event management (“SIEM”) and log management, threat intelligence services, data protection, SaaS security posture management, Security Orchestration, Automation and Response (“SOAR”) and AI powered workflow automation, and securing generative AI workloads.
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
•The Limitations of Legacy SIEMs: Originally designed years or even decades ago for a vastly different cybersecurity landscape, legacy SIEM solutions struggle to meet the demands of modern security operations. These systems lack the scalability to handle today’s data volumes and adversary speed, while escalating costs make centralized data collection and retention increasingly difficult. Poor scalability contributes to siloed, disjointed SOC architectures, forcing analysts to manually correlate data across multiple consoles, diverting time and resources from threat detection and response. Complex onboarding processes further delay time-to-value, requiring significant effort to integrate new data sources. As a result, legacy SIEMs hinder operational efficiency, limit visibility, and increase the risk of data breaches.
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
Key benefits of our approach and the CrowdStrike Falcon platform include:
•The Power of the Crowd: Our crowdsourced data enables every customer to benefit from contributing to the Security Cloud. As more high fidelity data is fed into our Security Cloud, our AI models continue to train and improve, increasing the overall efficacy of the Falcon platform. This unique data layer is powered and turned into action by three complementary graph databases (Threat Graph, Intel Graph, and Asset Graph) to put threats, adversaries, and assets into the context needed to make the rapid, informed decisions that stop breaches.
•Driving AI Innovation and Security: We are a pioneer in leveraging AI to transform cybersecurity, combining AI for cybersecurity with cybersecurity for AI. The Falcon platform’s AI-native architecture uses advanced models and the power of the Security Cloud to detect and stop breaches, while innovations like Charlotte AI represent a significant advancement in agentic AI—delivering autonomous security decisions within customer-defined guardrails to triage detections, reduce noise, and accelerate response. Charlotte AI, powered by high-fidelity data and continual training, reduces routine investigation workloads, bridging critical skills gaps for stretched teams. As AI continues to evolve, CrowdStrike is driving the next generation of AI-powered agentic cybersecurity—enabling AI to act independently while ensuring human oversight and control. Beyond delivering AI-driven protection, we also secure the AI systems organizations depend on, helping customers safeguard generative AI applications, protect sensitive data, and mitigate the risks posed by AI misconfigurations and vulnerabilities. By advancing AI innovation and security, we empower organizations to stay ahead of adversaries, increase operational efficiency, and securely embrace the AI-driven future.
•High Efficacy, Low False Positives: The vast telemetry of the Security Cloud and the best practices employed in continually training our AI models results in exceptionally high efficacy rates and low false positives, delivering proven performance in real-world scenarios.

•Consolidation of Siloed Products: Integrating and maintaining numerous security products creates blind spots that attackers can exploit, increases costs, and negatively impacts both end-user system performance and the experience of the security analyst. Our cloud-native platform gives customers a unified approach to address their most critical areas of risk seamlessly. We empower customers to rapidly deploy and scale industry leading technologies across Endpoint Security, Identity Protection, Cloud Security, Next-Gen SIEM and Modern Log Management, Data Protection, Exposure Management, IT Automation, ITSecOps and Risk, Threat Intelligence, and SaaS Security Posture Management from a single platform.
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
•Elite Security Teams as a Force Multiplier: Adversaries are relentlessly innovating new forms of sophisticated attacks, bypassing traditional malware to exploit user credentials and identities. In this evolving landscape, automation and autonomous security are no longer sufficient on their own. Stopping today’s sophisticated attacks requires a combination of powerful automation and elite threat hunting. Falcon Complete provides a comprehensive monitoring, management, response, and remediation solution to our customers and is designed to bring enterprise level security to companies that may lack the resources or expertise to do so on their own.
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
The CrowdStrike Falcon Platform: Built to Innovate and Scale
Our platform approach allows us to rapidly innovate, build, and deploy highly integrated modules that address critical customer problems and access additional market opportunities. Our Falcon platform is composed of two tightly integrated proprietary technologies: our lightweight agent and our Security Cloud. Our cloud-delivered modules integrate seamlessly within the Falcon platform to provide customers with a unified set of cloud-delivered technologies across Endpoint Security, Identity Protection, Cloud Security, Next-Gen SIEM and Modern Log Management, Data Protection, Exposure Management, IT Automation, ITSecOps and Risk, Threat Intelligence, and SaaS Security Posture Management.
The Falcon platform also encompasses recently acquired technologies where integration may be ongoing. We can rapidly and cost effectively develop and deliver additional cloud modules on our Falcon platform without the need for additional agents, and are expanding options for our new customers to test modules on a trial basis as well as offering in-application trials for existing customers. Our expanding set of open APIs and the Foundry app development platform allow customers and partners to build their own capabilities on top of the Falcon platform.
Unifying data from our modules and customers into a single cloud infrastructure gives us significant advantages in developing and delivering innovative AI capabilities to detect and prevent threats, as well as improving user productivity and efficiency through cutting-edge generative AI systems such as our Charlotte AI module.
CrowdStrike Falcon Platform: Unified Security Across Major Categories
Our cloud-native Falcon platform integrates seamlessly with our single lightweight agent to deliver robust functionality across key areas of cybersecurity and IT operations. The Falcon platform delivers 29 cloud modules, enabling customers to address their most critical areas of risk with speed, confidence, and visibility through one unified platform. Key areas of focus include:
Endpoint Security: The Falcon platform offers next-generation antivirus, endpoint detection and response (“EDR”) and extended detection and response (“XDR”) to defend against malware, fileless attacks, and advanced threats. With cross-domain telemetry and unified incident management, we enable organizations to detect, investigate, and respond to threats across the security stack efficiently and effectively.
Cloud Security: CrowdStrike provides robust cloud security solutions to protect workloads, containers, and applications in real time. Our offerings include runtime protection, cloud security posture management, application security posture management and more to secure multi-cloud environments and enhance the resilience of cloud-native applications. By integrating seamlessly into developer workflows, we empower teams to shift security left and mitigate vulnerabilities before deployment.
Exposure Management: CrowdStrike’s exposure management solutions unify data from multiple sources, including IT hygiene, vulnerability management, and external attack surface management. These capabilities allow organizations to predict attack paths, prioritize remediation efforts, and proactively reduce their risk exposure. Real-time insights and guided actions empower customers to address vulnerabilities before they can be exploited.

Managed Services Subscription: Falcon Complete Next-Gen Managed Detection and Response (“MDR”) delivers a comprehensive managed security service subscription that combines 24/7 expert monitoring, investigation, response, and remediation to stop breaches across the entire attack lifecycle. Delivered by CrowdStrike’s team of security experts and powered by the AI-native Falcon platform, it combines industry-leading endpoint protection and extends managed protection across cloud security, identity protection, asset visibility, and Next-Gen SIEM, with 24/7 managed threat hunting from Falcon Adversary OverWatch for a full-stack MDR service. Falcon Complete Next-Gen MDR is also backed by an underwritten limited warranty policy, underscoring our commitment to breach protection and customer confidence.
Counter Adversary Operations: CrowdStrike’s Counter Adversary Operations include proactive threat hunting and intelligence capabilities. These solutions leverage the insights of elite security experts and the power of Threat Graph to identify and mitigate advanced threats, providing customers with actionable intelligence to strengthen their defenses.
Identity Protection: Identity protection solutions from CrowdStrike safeguard against identity-based attacks with real-time detection, behavioral analytics, and policy enforcement. These capabilities provide visibility into anomalies and lateral movement, enabling organizations to defend their most critical assets.
Next-Generation SIEM and Log Management: CrowdStrike’s Next-Gen SIEM and log management solutions deliver AI-driven detection, investigation, and response capabilities, alongside high-performance log management for any data source. This comprehensive approach enhances security operations and enables organizations to respond to threats with speed and precision.
Generative AI: Innovations like Charlotte AI leverage generative AI and natural language processing to automate time-intensive tasks, enabling security analysts to work more efficiently. Charlotte AI transforms hours of routine investigation into minutes, addressing critical skills gaps and enhancing operational efficiency. Powered by the Falcon platform’s unique data advantage, Charlotte continues to evolve, delivering time savings and workflow automation to meet the demands of modern security operations.
IT Automation: Falcon for IT converges security and IT operations, providing visibility into enterprise assets and enabling rapid resolution of issues. With generative AI workflows and automation capabilities, Falcon for IT empowers organizations to streamline IT processes, resolve operational challenges quickly, and maintain a secure and efficient infrastructure.
SaaS Security: Adaptive Shield, a CrowdStrike company, delivers continuous monitoring and proactive risk mitigation for business-critical SaaS applications. With context and visibility, organizations can address risks from users, devices, and non-human identities.
Data Protection: Falcon Data Protection prevents data theft by combining content with context, providing real-time visibility into sensitive data movement across endpoints, web applications, cloud drives, and USB storage devices. This modern approach empowers organizations to secure enterprise data without disrupting productivity, addressing the unique risks of the GenAI era.
Application Development: The Falcon Foundry no-code application development platform allows customers to quickly create their own apps to solve custom security and IT use-cases with full access to CrowdStrike’s data, threat intelligence, automation, and cloud-scale infrastructure.
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

•Further Penetrating Existing Customers. Our growth will depend in part on our ability to continue to expand our relationships with our customers by deploying on additional endpoints in their environment and cross-selling more cloud modules. When customers deploy our lightweight agent, they can easily add additional cloud modules. We also offer in-application trial usage of additional modules to cross-sell to existing customers. While some new customers initially deploy our Falcon platform broadly across the organization, others elect to deploy only in selected business units and later deploy on additional endpoints and subscribe to additional modules. Over time, we seek to deploy our solution enterprise-wide for all customers. The power of our land-and-expand strategy is evidenced by our 112% dollar-based net retention rate as of January 31, 2025.
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
•Broadening Our Reach into U.S. Public Sector Verticals. We continue to invest heavily in the acquisition of customers in the U.S. federal government as well as the state, local, and higher education verticals. Our platform is authorized by several federal agencies via the Federal Risk and Authorization Management Program (“FedRAMP”). Additionally, Department of Defense organizations can rely upon CrowdStrike’s Impact Level 5 provisional authorization to satisfy their cloud-based security requirements. To further meet the compliance demands of the government, customers can elect to deploy the Falcon platform in the AWS GovCloud. We have also successfully been embedded into several strategic government-wide cybersecurity programs and contracts, such as the Department of Homeland Security’s Continuous Diagnostics and Mitigation Approved Products List, which serves to provide federal agencies with innovative security tools. As a result, the Cybersecurity and Infrastructure Security Agency has leveraged a significant investment in our platform to support modernization efforts within the Federal Civilian Executive Branch. Further evidence of our progress into these critical markets is demonstrated by virtue of the fact that 25 of the 50 U.S. states have standardized on CrowdStrike’s platform at the enterprise level.
•Expanding Our International Footprint. We are expanding our international operations and intend to invest globally to broaden our international footprint. We grew our international revenue from $967.5 million for fiscal 2024 to $1,270.7 million for fiscal 2025, representing an increase of 31%. We intend to grow our international customer base by increasing our investments in our overseas operations, including adding headcount in Europe, the Middle East, Asia-Pacific, including Japan, and expanding data centers overseas.
•Extending Our Falcon Platform and Ecosystem. We designed our architecture to be open, interoperable, and highly extensible. We launched the CrowdStrike Marketplace, the first open cloud-based application PaaS for cybersecurity, which allows customers to purchase CrowdStrike products and provides an ecosystem of trusted partners and applications for our customers to choose from. We plan to continue investing in the CrowdStrike Store to empower our partners by making it easier to build applications and to enable our customers to more easily discover, try, and purchase additional cloud modules from both trusted partners and us.
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
Threat Graph also provides query and hunting capability over the full set of high-fidelity events collected in the graph. This correlated data, natively represented in a graph structure, enables new products and cloud modules to be created rapidly since the platform provides the visibility, collection, correlation, and actions over data as reusable building blocks. This collect-once, use repeatedly approach is the reason why we have been able to deliver new cloud modules covering IT hygiene and vulnerability management quickly and enables us to continue expanding the Falcon platform rapidly in the future.
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
Professional Services
In addition to our Falcon platform and cloud modules, we also offer incident response, forensic investigatory, and breach recovery services; technical assessment and strategic advisory services; Next-Gen SEIM consulting; platform deployment and operational services; as well as training and certifications to assist organizations that have experienced a breach or who are assessing their security posture and ability to respond to breaches.
•Incident Response, Forensics, and Recovery Services. Our incident response services typically begin by deploying our lightweight agent to a customer’s endpoints or cloud workloads to provide visibility in order to determine if an attacker is currently in the environment, what assets have been compromised, and how much damage has been done. In addition to enriching the response team’s understanding of the attack, the full suite of Falcon platform’s next-gen prevention capabilities, cloud security, exposure management, and identity protection offerings can also be leveraged to help to slow down and prevent an active attacker from moving at-will throughout a compromised customer’s environment, increasing the risk and potential damage to the customer. We also provide customized surgical recovery services by providing the tools and staffing to eject attackers out of the network, lock down credentials from further use, remediate impacted systems and ensure adversaries stay out. In addition to providing valuable breach remediation to our customers, our incident response services also act as a strong lead generation engine for our Falcon platform and cloud modules. After experiencing the benefits of our platform firsthand, many of our incident response customers become subscription customers.
•Technical Assessment and Strategic Advisory Services. Our proactive security services include technical assessment services designed to help organizations understand their cyber maturity levels. These services include both endpoint and cloud workload compromise assessments, cybersecurity maturity assessments, security program in-depth assessments, service organization control assessments, IT hygiene assessments, and active directory security assessments. We also advise customers on readiness and preparation through the execution of table-top exercises, live fire exercises, red team/blue team assessments, and advanced adversary emulation exercises. We have also added AI red-teaming to help organizations understand where these models can have risk, where they can be exploited and where to take corrective security actions. All of these services are designed to evaluate our customers’ security profile so they can identify areas of vulnerability, secure their network, and improve their response if their defenses are breached. Our services also align to executive and board level cybersecurity training and awareness, including by helping public companies more confidently comply with public disclosure requirements relating to assessing, identifying and managing material cybersecurity risks, and reporting material cyber incidents. Our programs are designed to help organizations effectively achieve cybersecurity risk reduction objectives and to maximize investments.

•NextGen SIEM Professional Services. Our NG-SIEM professional services offer a comprehensive suite of deployment packages and ongoing support options designed to help organizations seamlessly implement and optimize the Falcon NG-SIEM platform. Our Essentials, Advanced, and Premium Deployment Packages provide standardized implementations that prioritize data ingestion aligned with critical use cases from the MITRE ATT&CK framework, ensuring maximum impact in detecting and responding to threats. For customers requiring deeper, hands-on expertise, we offer Resident Engineer Services in flexible durations of 3, 6, or 12 months supporting both NG-SIEM as well as LogScale. These experts embed directly with customer teams to provide tailored guidance, ongoing optimization, and support for evolving security needs. Our services are designed to accelerate time-to-value, enhance security posture, and ensure the long-term success of SIEM deployments within any organization.
•Platform Deployment and Operational Services. Our deployment and operational services are designed to help customers maximize the value of their investment in the CrowdStrike Falcon platform. These services provide seamless deployment of Falcon modules across endpoint, cloud, identity, Next-Gen SIEM and many other modules ensuring rapid time-to-value and alignment to CrowdStrike’s recommended security configurations to prevent breaches. Our integration services focus on enabling customers to align Falcon modules with their existing security ecosystems, leveraging our APIs and Falcon Fusion SOAR automation for improved operational efficiency. Additionally, our operational services provide tailored guidance and best practices to optimize platform performance, streamline workflows, and address specific cybersecurity challenges. The goal of these services are to empower organizations to fully operationalize CrowdStrike’s solutions, enhance security posture, and achieve measurable outcomes in cyber risk reduction with the Falcon platform.
•CrowdStrike University Training and Certification. We offer training and certification services to customers and partners on CrowdStrike technologies and cybersecurity topics to facilitate the adoption of CrowdStrike and to broaden and deepen their skills. CrowdStrike University is an online learning management system that organizes all CrowdStrike e-learning, instructor-led training and certification preparation courses in one place, providing a personalized learning experience for individuals who have an active training subscription. CrowdStrike currently offers proctored exam certifications through industry leading training partner Pearson Vue for its CrowdStrike Certified Falcon Administrator, CrowdStrike Certified Falcon Responder, CrowdStrike Certified Falcon Hunter, CrowdStrike Certified Cloud Specialist, and CrowdStrike Certified Identity Specialist programs. We provide comprehensive training and certification programs to empower customers and partners with the knowledge and skills needed to maximize the value of CrowdStrike technologies and strengthen their cybersecurity expertise. CrowdStrike University provides a centralized, online platform for accessing a wide range of training options including on-demand e-learning, instructor-led training, and certification preparation. Our offerings are designed to accommodate varying levels of proficiency from foundational concepts to advanced skills in threat detection, incident response, cloud security, intelligence and other proactive security operations aligned to the Falcon platform. Our CrowdStrike Certified Falcon Administrator, Responder, Hunter, Cloud Specialist, and Identity Specialist certifications validate the skillsets of our customers and partners to ensure they are properly equipped to operate the Falcon platform. Our training offerings provide a structured learning path to accelerate CrowdStrike adoption, drive operational success, and equip professionals with validated expertise in modern cybersecurity practices.
Customers
Some of the world’s largest enterprises, government organizations, and high-profile brands trust us to protect their business. As of January 31, 2025, we are trusted by more than 74,000 organizations, including our end customers and those of our Managed Security Service Providers (“MSSP”), worldwide. Historically, we and our channel partners have primarily sold to large organizations, but have increasingly focused on selling to small and medium-sized businesses, particularly through our trial-to-pay model. We engage our customers through our global customer and technical advisory boards in which we solicit feedback from our customers on a regular basis allowing us to understand their evolving needs. We have used this feedback to develop new cloud modules, such as Falcon FileVantage, and we intend to continue to develop new cloud modules based on our customer’s feedback. Our business is not dependent on any particular end customer.

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
Partnership Ecosystem
We operate a partner-first go-to-market strategy to land new logos and expand in existing accounts. We partner with a diverse set of partners. We work with a wide array of go-to-market partners in our technology alliance partners to design go-to-market strategies that combine our platform with products or services provided by our technology alliance partners. These partner integrations deliver more secure solutions and an improved end user experience to their customers. Our technology alliance partnerships focus on security analytics, network and infrastructure security, threat platforms and orchestration, and automation. We launched the CrowdStrike Store, the first open cloud-based application PaaS for cybersecurity and the industry’s first unified security cloud ecosystem of trusted third-party applications. In addition, Falcon for AWS, available in the AWS Marketplace, allows customers to easily purchase and take advantage of the metered billing (pay-as-you-go) pricing option to scale their consumption as their business needs change.
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
•professional service providers who offer cybersecurity response services; and
•legacy SIEM vendors who offer a range of log management and security capabilities.
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
•customer support, incident response, and proactive services; and
•ability to rapidly ingest and search both first and third-party data.
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
Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice our subscription customers at the beginning of the subscription term, or in some instances, such as in multi-year arrangements, in installments. Until we have the contractual right to invoice, these contract amounts are classified as backlog. They are not recorded in deferred revenue or elsewhere in our consolidated financial statements. As of January 31, 2025, we had backlog of approximately $2.8 billion. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
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
Human Capital Resources
As of January 31, 2025, we had 10,118 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Attraction, Retention, and Talent Development
Supporting our people is a foundational value for CrowdStrike. We believe the company’s success depends on our ability to attract, retain and develop employees. The skills, experience and industry knowledge of key employees significantly benefit our customers, operations and our overall company performance.
Our talent sourcing is aligned to our organizational strategy to provide the expertise and skills needed to move our mission forward. We have created a high-performance talent model that pinpoints the top traits and qualities we look for in talent and that may already exist within the organization, then consistently use that model to develop interview questions, screen candidates, and make hiring decisions.
CrowdStrike has always been a mission-focused organization. We hire and develop people based on their merits and alignment to our mission of stopping breaches. Our work requires us to consider problems from all angles. We believe that an open, collaborative environment strengthens our ability to build strong teams, serve our customers and drive innovation.
To attract high performers, we have a team dedicated to building and promoting our employer brand focused on creating a strong employer value proposition, which includes:
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
We invest resources to develop the talent needed to remain a leader in cybersecurity. We deliver numerous training opportunities, provide rotational assignment opportunities, have expanded our focus on continuous learning and development, and ensure we manage performance, provide feedback, and develop talent.
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

Our People and Core Values
At CrowdStrike, we embrace the mantra of “One Team. One Fight.” Our global team is passionate about working together toward our mission to stop breaches, knowing they will be fully included, supported and valued along the way. We are Fanatical About the Customer, Relentlessly Focused on Innovation and believe that our Limitless Passion drives Unlimited Potential for every CrowdStriker. Our Core Values sum up our culture. We provide the support and resources needed to enable people to do their best work.
Information about our Executive Officers
The following table sets forth certain information with respect to our current executive officers as of March 10, 2025:

Name	Age	Position
George Kurtz	54	President, Chief Executive Officer and Director

Burt W. Podbere	59	Chief Financial Officer

Shawn Henry	62	Chief Security Officer

Michael Sentonas	51	President
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
Shawn Henry - Chief Security Officer
Mr. Henry has served as our Chief Security Officer since March 2012. From March 2012 to October 2022, Mr. Henry also served as President of CrowdStrike Services. Mr. Henry previously worked for the FBI from 1987 through March 2012, including most recently as Executive Assistant Director of the FBI’s Criminal, Cyber, Response and Services Branch. Since June 2016, Mr. Henry has served as a faculty member specializing in cybersecurity for the National Association of Corporate Directors, an organization providing training and education for private and public company directors. Mr. Henry previously served as a cybersecurity and national security analyst for NBC News. Since November 2021, Mr. Henry has served as a director of ShoulderUp Technology Acquisition Corp., a blank check company that completed its initial public offering in

November 2021. Mr. Henry also serves on the board of directors of CLEAR, a technology identity company, and served on the board of Global Cyber Alliance, a nonprofit organization dedicated to reducing cyber risk, from 2015 to December 2024. Additionally, Mr. Henry serves on the advisory boards of several organizations. Mr. Henry holds a B.B.A. from Hofstra University and an M.S. in criminal justice from Virginia Commonwealth University.
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

ITEM 1A. RISK FACTORS
A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below, or of additional risks and uncertainties not presently known to us or that we currently deem immaterial, could materially and adversely affect our business, results of operations, financial condition and growth prospects. In such an event, the market price of our Class A common stock, or “common stock,” could decline, and you could lose all or part of your investment.
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
•If we are not able to maintain and enhance our CrowdStrike and Falcon brands and our reputation as a provider of high-efficacy security solutions, our business and results of operations may be adversely affected.
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
On July 19, 2024, we released a content configuration update for our Falcon sensor that resulted in system crashes for certain Windows systems (the “July 19 Incident”). We have incurred, and expect to continue to incur, significant costs and expenses related to the incident, including in connection with remediation efforts, customer and partner relations, measures taken to address the damage to our reputation, and other measures taken in response to the incident. Our management and other personnel have devoted, and may continue to devote, significant time and resources to address the impacts of the July 19 Incident. We also have hired, and in the future may hire, additional personnel to assist with our ongoing efforts. Any real or perceived failure, by us or the third-party service providers we engage, to remediate and respond to the July 19 Incident could adversely impact our business. While we are investing in enhancements to software resiliency, testing and customer controls following the July 19 Incident, we cannot guarantee that such enhancements will be effective, or that our products do not have or will not have defects, errors, or vulnerabilities.
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
We are party to a number of legal proceedings relating to the July 19 Incident, such as lawsuits filed by or on behalf of third parties, including securities litigation brought on behalf of certain purchasers of our common stock, derivative litigation asserting claims against certain officers and directors, and putative class actions brought by individual consumers. We have also received inquiries from governmental authorities and other third parties, and governmental authorities may seek to impose undertakings, injunctive relief, consent decrees or other penalties, which could, among other things, materially increase our expenses or otherwise require us to alter how we operate our business. Third parties, including governmental authorities, may take certain actions in response to the July 19 Incident that may negatively impact our business and operations and may result in additional costs and expenses relating to compliance, product development or other matters. Some customers and other third parties claiming to have been impacted by the incident have asserted claims against us or otherwise communicated their intent to seek indemnification or compensation from us. Additional claims may also be asserted by or on behalf of customers, customers’ insurers, partners, stockholders or others seeking monetary damages or other relief. These lawsuits, claims and inquiries are resulting, and are expected to result in the future, in the incurrence of significant costs and expenses, the diversion of management’s attention from the operation of our business and other negative impacts on our business and operations.
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
We have experienced rapid revenue growth in recent periods and we expect to continue to invest broadly across our organization to support our growth. For example, our headcount grew from 7,273 employees as of January 31, 2023, to 10,118 employees as of January 31, 2025. Although we have experienced rapid growth historically, we may not sustain our current growth rates and our investments to support our growth may not be successful. The growth and expansion of our business will require us to invest significant financial and operational resources and the continuous dedication of our management team. Our future success will depend in part on our ability to manage our growth effectively, which will require us to, among other things:
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

We have a history of losses, and while we have achieved profitability in certain periods, we may not be able to achieve or sustain profitability in the future.
We have incurred net losses each year prior to fiscal 2024, and we may not achieve or maintain profitability in the future. We experienced net losses of $19.3 million and $183.2 million for fiscal 2025 and 2023, respectively, and net income of $89.3 million for fiscal 2024. As of January 31, 2025, we had an accumulated deficit of $1.1 billion. While we have experienced significant growth in revenue in recent periods, and have achieved profitability during certain periods, including fiscal 2024, we cannot assure you when or whether we will reach sustained profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We cannot assure you that these investments will result in substantial increases in our total revenue or improvements in our results of operations. We also have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
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
Success in delivering enhancements and new solutions depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or new solution, the risk that such enhancement or new solution may have quality or other defects or deficiencies (such as those experienced in connection with the July 19 Incident), especially in the early stages of introduction, as well as our ability to seamlessly integrate all of our product and service offerings and develop adequate sales capabilities in new markets. Failure to effectively deliver, integrate, and manage perceptions with respect to enhancements and new solutions could erode our competitive position, significantly impair our revenue growth, and negatively impact our operating results.

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
In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions for our Falcon platform when existing contract terms expire, and that we expand our commercial relationships with our existing customers by selling additional cloud modules and by deploying to more endpoints in their environments. Our customers have no obligation to renew their subscription for our Falcon platform after the expiration of their contractual subscription period, which is generally one to three years, and in the normal course of business, some customers have elected not to renew. In addition, customers that previously signed multi-year subscription contracts may renew for shorter contract subscription lengths, and customers may cease using certain cloud modules altogether. Even if customers choose to renew their subscription of certain cloud modules, they may decline to purchase additional cloud modules or choose not to consolidate onto our Falcon platform. Our customer retention, renewals and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products and services, our customers’ ability to fully utilize their product subscriptions, our pricing, customer security and networking issues and requirements, our customers’ spending levels, decreases in the number of endpoints to which our customers deploy our solutions, mergers and acquisitions involving our customers, industry developments, competition, the impact of the July 19 Incident, including the impact of our customer commitment packages, and general economic and geopolitical conditions. Any such impacts on customer renewals may be associated with a variety of different factors, including customers electing to renew with shorter subscription periods, fewer cloud modules, fewer endpoints or smaller contract values. If our efforts to maintain and expand our relationships with our existing customers are not successful, our business, results of operations, and financial condition may materially suffer.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.
Our revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our Falcon platform. Customers often view the subscription to our Falcon platform as a significant strategic decision and, as a result, frequently require considerable time to evaluate, test and qualify our Falcon platform prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens and adds uncertainty to our sales cycle. In addition, uncertain economic conditions may lead to additional scrutiny of budgets by current and prospective customers, which has resulted in, for example, longer sales cycles for products and services, and may result in shifting demand for IT products and services, and slower adoption of new technologies. We have also experienced, and expect to continue to experience, longer sales cycles in connection with the July 19 Incident. We may also experience longer sales cycles as customers seek to consolidate on our Falcon platform and negotiate larger deals, including in connection with our flexible subscription offering.
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
•professional service providers who offer cybersecurity response services; and
•legacy SIEM vendors who offer a range of log management and security capabilities.

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
Real or perceived defects, errors or vulnerabilities in our Falcon platform and cloud modules, the failure of our platform to detect or prevent incidents, including advanced and newly developed attacks, misconfiguration of our solutions, or the failure of customers to take action on attacks identified by our platform could harm our reputation and adversely affect our business, financial position and results of operations. Because our cloud native security platform is complex, it has contained, and may in the future contain defects, errors or vulnerabilities that are not detected until after deployment. For example, the July 19 Incident harmed our brand and reputation, business and results of operations. In addition, we identified a transport layer security issue that impacted certain Falcon Linux sensors, which led us to release a security fix and publish a security advisory to remediate the matter in February 2025. If we fail to timely detect defects or errors before deployment in the future, our brand and reputation, business and results of operations will suffer further. We cannot assure you that our products will detect all cyberattacks, especially in light of the rapidly changing security threat landscape that our solution seeks to address. Due to a variety of both internal and external factors, including, without limitation, defects or misconfigurations of our or third-party solutions, our solutions could be or become vulnerable to security incidents (both from intentional attacks and accidental causes) that cause them to fail to secure endpoints and detect and block attacks. Furthermore, any defects, errors or vulnerabilities in third-party technology or solutions we rely on could result in disruptions to our operations and adversely impact our business, financial condition and results of operations. In addition, because the techniques used by computer hackers to access or sabotage networks and endpoints change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our cloud native security platform is unable to detect or prevent until after some of our customers are affected. Additionally, our Falcon platform may falsely indicate a cyberattack or threat that does not actually exist, which may lessen customers’ trust in our solutions.
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
We generally recognize revenue from customers ratably over the terms of their subscription, which is generally one to three years. As a result, a substantial portion of the revenue we report in each period is attributable to the recognition of deferred revenue relating to agreements that we entered into during previous periods. Consequently, any increase or decline in new sales or renewals in any one period will not be immediately reflected in our revenue for that period. Any such change, however, would affect our revenue in future periods. In addition, subscription commencement dates may be impacted by a number of factors, some of which we may exercise varying degrees of control over, including terms negotiated with our customers and our internal review, approval and provisioning processes. As a result, the impact of new subscriptions may not be immediately reflected in our results of operations. Moreover, the effect of downturns or upturns in new sales and potential changes in our rate of renewals, including as a result of the July 19 Incident, may not be fully reflected in our results of operations until future periods. In addition, customer commitment packages introduced following the July 19 Incident that extend subscription periods will lengthen the applicable term over which we recognize revenue, which has adversely affected, and is expected to continue to adversely affect, our results. We may also be unable to timely reduce our cost structure in line with a significant deterioration in sales or renewals that would adversely affect our results of operations and financial condition.
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
•extraordinary expenses such as litigation, regulatory or other dispute-related settlement payments or outcomes;
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

In addition, we experience seasonal fluctuations in our financial results as we typically receive a higher percentage of our annual orders from new customers, as well as renewal orders from existing customers, in the second half of the fiscal year as compared to the first half of the year due to the annual budget approval processes of many of our customers. In addition, we also experience seasonality in our operating margin, typically with a lower margin in the first half of our fiscal year. Any of the above factors, individually or in the aggregate, may result in significant fluctuations in our financial and other results of operations from period to period. As a result of this variability, our historical results of operations should not be relied upon as an indication of future performance. Moreover, this variability and unpredictability could result in our failure to meet our operating plan or the expectations of investors or analysts for any period. If we fail to meet such expectations for these or other reasons, our stock price could fall substantially, and we could face costly lawsuits, including securities class action suits. For example, we are currently party to securities litigation brought in connection with the July 19 Incident on behalf of certain purchasers of our common stock.
If we are not able to maintain and enhance our CrowdStrike and Falcon brands and our reputation as a provider of high-efficacy security solutions, our business and results of operations may be adversely affected.
We believe that maintaining and enhancing our CrowdStrike and Falcon brands and our reputation as a provider of high-efficacy security solutions is critical to our relationship with our existing customers, channel partners, and technology alliance partners and our ability to attract new customers and partners. The successful promotion of our CrowdStrike and Falcon brands depends on a number of factors, including our marketing efforts, our ability to continue to develop additional cloud modules and features for our Falcon platform, our ability to successfully differentiate our Falcon platform from competitive cloud-based or legacy security solutions and, ultimately, our ability to detect and stop breaches. Although we believe it is important for our growth, our brand promotion activities may not be successful or yield increased revenue.
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
We derived approximately 32%, 32%, and 30% of our total revenue from our international customers for fiscal 2025, fiscal 2024, and fiscal 2023, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
We expect that the combination of our existing cash and cash equivalents, cash flows from operations, and our revolving facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Retaining or expanding our current levels of personnel and product and service offerings may require additional funds to respond to business challenges, including the need to develop new products or services and enhancements to our Falcon platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products or services could reduce our ability to compete and could harm our business. Accordingly, we may need to engage in additional equity or debt financings to secure additional funds. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the market price of our common stock could decline. If we engage in additional debt financing, the holders of such debt would have priority over the holders of our common stock, and we may be required to accept terms that further restrict our operations or our ability to incur additional indebtedness or to take other actions that would otherwise be in the interests of the debt holders. Any of the above could harm our business, results of operations, and financial condition.
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
Internationally, virtually every jurisdiction in which we operate has established its own data privacy and security legal framework with which we must comply. For example, we are required to comply with the European Union (“EU”) General Data Protection Regulation (“GDPR”) and its equivalent in the U.K. (“U.K. GDPR”), which impose stringent obligations regarding the collection, control, use, sharing, disclosure and other processing of personal data and create mandatory breach notification requirements under certain circumstances. While the GDPR and U.K. GDPR remain substantially similar for the time being, the U.K. government has announced plans and introduced legislative proposals to chart its own path on data protection and reform its relevant laws, including in ways that may differ from the GDPR. While these developments increase uncertainty with regard to data protection regulation in the U.K., even in their current, substantially similar form, the GDPR and U.K. GDPR can expose businesses to divergent parallel regimes that may be subject to potentially different interpretations and enforcement actions for certain violations and related uncertainty. Failure to comply with the GDPR or the U.K. GDPR can result in significant fines and other liability, including, under the GDPR, fines of up to EUR 20 million (or GBP 17.5 million under the U.K. GDPR) or four percent (4%) of annual global revenue, whichever is greater. European data protection authorities have already imposed fines for GDPR violations of up to, in some cases, hundreds of millions of Euros.
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
The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, privacy, data protection, cybersecurity, consumer protection, competition, and equal opportunity laws and regulations, and are expected to be subject to new laws and regulations or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their cybersecurity and data protection laws to AI or are considering general legal frameworks for AI. For example, in Europe, the EU’s AI Act was published in the Official Journal of the EU on July 12, 2024 and entered into force on August 1, 2024. The AI Act establishes, among other things, a risk-based governance framework for regulating AI systems in the EU by categorizing AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. This regulatory framework is expected to have a material impact on the way AI is regulated in the EU and beyond. As further indication of a trend in increased regulatory and legislative oversight of the use and development of AI, in 2024, California enacted a range of laws regulating the use and development of AI, which generally relate to transparency, privacy and fairness, among other concerns.
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
Risks Related to Ownership of Our Common Stock
The market price of our common stock may be volatile regardless of our operating performance, and you could lose all or part of your investment.
We cannot predict the prices at which our common stock will trade. The market price of our common stock depends on a number of factors, including those described in this “Risk Factors” section, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the market price of our common stock include the following:
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
In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may seriously affect the market price of our common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market prices of a particular company’s securities, securities class action litigation has often been instituted against that company. We are currently party to securities litigation asserted against us arising out of the July 19 Incident. Any securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have an adverse effect on our business, results of operations and financial condition.
Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our common stock. As of February 28, 2025, we had 247,873,415 shares of common stock outstanding.
We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investments or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.

If industry or financial analysts do not publish research or reports about our business, or if they issue inaccurate or unfavorable research regarding our common stock, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. If any of the analysts who cover us issues an inaccurate or unfavorable opinion regarding our stock price, our stock price would likely decline. In addition, the stock prices of many companies in the technology industry have declined significantly after those companies have failed to meet, or significantly exceed, the financial guidance publicly announced by the companies or the expectations of analysts. If our financial results fail to meet, or significantly exceed, our announced guidance or the expectations of analysts or public investors, analysts could downgrade our common stock or publish unfavorable research about us. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, our visibility in the financial markets could decrease, which in turn could cause our stock price or trading volume to decline.
We do not intend to pay dividends in the foreseeable future. As a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Additionally, our ability to pay dividends is limited by restrictions on our ability to pay dividends or make distributions under the terms of our credit facility. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
Certain provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove members of our board of directors or current management, and may adversely affect the market price of our common stock.
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
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
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
As of January 31, 2025, we had $750.0 million principal amount of indebtedness outstanding (excluding intercompany indebtedness), and there is additional availability under our revolving facility of up to $750.0 million (excluding issued but undrawn letters of credit). Our indebtedness could have important consequences, including:
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
Section 404 of the Sarbanes-Oxley Act requires our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. We are also required to have our independent registered public accounting firm attest to, and issue an opinion on, the effectiveness of our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or if, when required, our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.
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
As part of our business strategy, we have in the past made and expect to continue to make investments in and/or acquire complementary companies, services or technologies. Our ability as an organization to acquire and integrate other companies, services or technologies in a successful manner in the future is not guaranteed. We may not be able to find suitable acquisition candidates, and we may not be able to complete such acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or ability to achieve our business objectives, and any acquisitions we complete could be viewed negatively by our end-customers or investors. In addition, our due diligence may fail to identify all of the problems, liabilities or other shortcomings or challenges of an acquired business, product or technology, including issues related to intellectual property, product quality or product architecture, regulatory compliance practices, revenue recognition or other accounting practices or issues with employees or customers. If we are unsuccessful at integrating such acquisitions, or the technologies associated with such acquisitions, into our company, the revenue and results of operations of the combined company could be adversely affected. Any integration process may require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology or personnel, or accurately forecast the financial impact of an acquisition transaction, causing unanticipated write-offs or accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could adversely affect our financial condition and the market price of our common stock. The sale of equity or issuance of debt to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations.
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
As of January 31, 2025, we had aggregate U.S federal and California net operating loss carryforwards of $1.4 billion and $307.9 million, respectively, which may be available to offset future taxable income for income tax purposes. The federal net operating losses are carried forward indefinitely, and California net operating loss carryforwards begin to expire in fiscal 2034 through fiscal 2045. As of January 31, 2025, net operating loss carryforwards for other states totaled $716.0 million, which begin to expire in fiscal 2026 through fiscal 2045. As of January 31, 2025, net operating loss carryforwards for the U.K. totaled $78.0 million, which are carried forward indefinitely, and net operating loss carryforwards totaled immaterial amounts in certain foreign jurisdictions. As of January 31, 2025, we had U.S federal and California research and development (“R&D”) credit carryforwards of $165.1 million and $39.6 million, respectively. The federal R&D credit carryforwards begin to expire in fiscal 2037 though fiscal 2045. The California R&D credits are carried forward indefinitely. Realization of these net operating loss and R&D credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results of operations.
In addition, under Sections 382 and 383 of the Internal Revenue Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in ownership by “5 percent shareholders” over a rolling three-year period, the corporation’s ability to use its pre-change net operating loss carryovers and other pre-change tax attributes, such as R&D credits, to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition; allowance for credit losses; valuation of common stock and redeemable convertible preferred stock warrants; carrying value and useful lives of long-lived assets; loss contingencies; and the provision for income taxes and related deferred taxes. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of industry or financial analysts and investors, resulting in a decline in the market price of our common stock.
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
In fiscal 2025, we did not identify any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors— Risks Related to Our Business and Industry” in this annual report on Form 10-K.
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
ITEM 3. LEGAL PROCEEDINGS
We are currently a party to, and may from time to time in the future be involved in, various litigation matters and subject to claims that arise in the ordinary course of business, including claims asserted by third parties in the form of letters and other communications. For information regarding legal proceedings and other claims asserted against us, including in relation to the July 19 Incident, see Note 10, Commitments and Contingencies, in Part II, Item 8 of this Annual Report on Form 10-K.
For any claims for which we believe a liability is both probable and reasonably estimable, we record a liability in the period in which we make this determination. Other than as disclosed in Note 10, there is no pending or threatened legal proceeding to which we are a party that, in our opinion, is likely to have a material adverse effect on our business and our consolidated financial statements; however, the results of legal proceedings and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources, and other factors. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our consolidated financial statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock has been listed and traded on the Nasdaq Global Select Market under the symbol “CRWD” since June 12, 2019. Prior to that date, there was no public market for our Class A common stock. There is no public market for our Class B common stock. On December 11, 2024, all of our outstanding shares of Class B common stock automatically converted into an equal number of shares of Class A common stock pursuant to the provisions of the Amended and Restated Certificate of Incorporation.
Holders of Record
As of January 31, 2025, we had 95 holders of record of our Class A common stock and zero holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2025.
Recent Sales of Unregistered Equity Securities and Use of Proceeds
(a) Sale of Unregistered Equity Securities
On November 20, 2024, we issued approximately $22.8 million of shares of our Class A common stock, subject to service-based vesting and other conditions, to certain stockholders of Adaptive Shield in connection with our acquisition of Adaptive Shield. The transaction was exempt from registration under Section 4(a)(2) of the Securities Act.
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
We have presented below the cumulative total return to our stockholders for the five years ended January 31, 2025 in comparison to the Standard & Poor’s 500 Index, Standard & Poor Information Technology Index, and the Nasdaq 100 Index. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index, Standard & Poor Information Technology Index and the Nasdaq 100 Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Company/ Index	Base period 1/31/20	1/31/21	1/31/22	1/31/23	1/31/24	1/31/25
CrowdStrike Holdings, Inc.	$100.00	$353.25	$295.69	$173.35	$478.80	$651.61
S&P 500	$100.00	$117.25	$144.56	$132.68	$160.30	$202.59
S&P Information Technology	$100.00	$137.13	$173.37	$146.16	$219.37	$279.92
Nasdaq 100	$100.00	$145.00	$168.64	$137.90	$196.96	$248.82
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses fiscal 2025 and 2024 items and year-over-year comparisons between fiscal 2025 and 2024. Discussions of fiscal 2023 items and year-over-year comparisons between fiscal 2024 and 2023 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties, including those described under the heading “Special Note Regarding Forward-Looking Statements.” You should review the disclosure under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023, are referred to herein as fiscal 2025, fiscal 2024, and fiscal 2023, respectively.
Overview
Founded in 2011, CrowdStrike reinvented cybersecurity for the cloud era and transformed the way cybersecurity is delivered and experienced by customers. When we started CrowdStrike, cyberattackers had an asymmetric advantage over legacy cybersecurity products that could not keep pace with the rapid changes in adversary tactics. We took a fundamentally different approach to solve this problem with the AI-native CrowdStrike Falcon platform – the first, true cloud-native unified platform built with AI at the core, capable of harnessing vast amounts of security and enterprise data to deliver highly modular solutions through a single lightweight agent.
We believe our approach has defined a new category called the Security Cloud, which has transformed the cybersecurity industry the same way the cloud has transformed the customer relationship management, human resources, and service management industries. Using cloud-scale AI, our Security Cloud enriches and correlates trillions of cybersecurity events per week with indicators of attack, threat intelligence, and enterprise data (including data from across endpoints, workloads, identities, DevOps, IT assets, and configurations) to create actionable data, identify shifts in adversary tactics, and automatically prevent threats in real-time across our customer base. The more data that is fed into our Falcon platform, the more intelligent our Security Cloud becomes, and the more our customers benefit, creating a powerful network effect that increases the overall value we provide.
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

A substantial majority of our customers purchase subscriptions with a term over one year. Our subscriptions are generally priced on a per-endpoint and per-module basis. We recognize revenue from our subscriptions ratably over the term of the subscription. We also generate revenue from our incident response and proactive professional services, which are generally priced on a time and materials basis. We view our professional services business primarily as an opportunity to cross-sell subscriptions to our Falcon platform and cloud modules.
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
Maintain Customer Retention and Increase Sales. Our ability to increase revenue depends in large part on our ability to retain our existing customers and increase the size of their subscriptions. We focus on increasing sales to our existing customers by expanding their deployments to more endpoints and selling additional cloud modules for increased functionality. Over time we have transitioned our platform from a single offering into highly-integrated offerings of multiple cloud modules.
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
July 19 Incident. On July 19, 2024, we released a content configuration update for our Falcon sensor that resulted in system crashes for certain Windows systems (the “July 19 Incident”). As a result of the July 19 Incident, we are subject to lawsuits, claims and inquiries as described in Note 10, Commitments and Contingencies, in Part II, Item 8 of this Annual Report on Form 10-K. We have incurred, and expect to continue to incur, significant legal and professional services and other general and administrative expenses associated with the July 19 Incident in future periods. It is not reasonably possible to quantify the precise impact of the July 19 Incident, but the incident has adversely affected our results of operations, and we currently expect a number of factors relating to the incident to adversely affect our key metrics and results of operations in future periods. While we have maintained high dollar-based gross retention rates following the incident, we have experienced delays in creating sales opportunities and longer sales cycles, including delays in customer purchasing decisions. We expect sales cycles to continue to be elongated in future periods. In addition, because our customers typically sign contracts with terms of twelve months or longer, customer churn and any corresponding impact to our key metrics and revenue may occur in future periods. Customer commitment packages introduced following the July 19 Incident have included discounting, additional modules, professional services, flexible payment terms or subscription period extensions. Our customer commitment packages have resulted, and are expected to continue to result, in increased contraction, due to elongated subscription terms, and decreased upsell dollar values.

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
The following table sets forth our ARR as of the dates presented (dollars in thousands):

	As of January 31,
	2025	2024
Annual recurring revenue	$4,241,838	$3,435,150
Year-over-year growth	23%	34%
ARR increased 23% year-over-year and grew to $4.2 billion as of January 31, 2025, of which $806.7 million was net new ARR added during fiscal 2025. ARR increased 34% year-over-year and grew to $3.4 billion as of January 31, 2024, of which $875.5 million was net new ARR added during fiscal 2024.
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
Our dollar-based net retention rate can fluctuate from period to period due to large customer contracts in a given period and incentives provided, which may reduce our dollar-based net retention rate in subsequent periods. In addition, if our customers are not able to fully utilize their product subscriptions (including in connection with our flexible subscription offering), we may experience increased contraction as such customers may elect to renew with shorter subscription periods, fewer cloud modules, fewer endpoints or smaller contract values, which may reduce our dollar-based net retention rate.

	As of January 31,
	2025	2024
Dollar-based net retention rate	112%	119%

Components of Our Results of Operations
Revenue
Subscription Revenue. Subscription revenue primarily consists of subscription fees for our Falcon platform and additional cloud modules that are supported by our cloud-based platform. Subscription revenue is driven primarily by the number of subscription customers, the number of endpoints per customer, and the number of cloud modules included in the subscription. We recognize subscription revenue ratably over the term of the agreement, which is generally one to three years. We generally invoice our subscription customers at the beginning of the subscription term, or in some instances, such as in multi-year arrangements, in installments. Consequently, a substantial portion of the revenue that we report in each period is attributable to the recognition of deferred revenue relating to subscriptions that we entered into during previous periods.
Professional Services Revenue. Professional services revenue includes incident response and proactive services, forensic and malware analysis, attribution analysis, operationalizing the Falcon Platform, residency program, and active defense services. Professional services are generally sold separately from subscriptions to our Falcon platform, although customers frequently enter into a separate arrangement to purchase subscriptions to our Falcon platform at the conclusion of a professional services arrangement. Professional services are available through hourly rate and fixed fee contracts, one-time and ongoing engagements, and retainer-based agreements. For time and materials and retainer-based arrangements, revenue is recognized as services are performed. Fixed fee contracts account for an immaterial portion of our revenue.
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

Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general administrative expenses. For each of these categories of expense, employee-related expenses are the most significant component, which include salaries, employee bonuses, sales commissions, and employer payroll tax. Operating expenses also include an allocated portion of overhead costs for facilities and other administrative functions.
Sales and Marketing. Sales and marketing expenses primarily consist of employee-related expenses such as salaries, commissions, and bonuses. Sales and marketing expenses also include stock-based compensation; expenses related to our marketing programs; and an allocated portion of facilities and administrative expenses. Sales and marketing expenses also include the amortization of deferred contract acquisition costs, which includes commissions and any other incremental payments made upon the initial acquisition of a subscription or upsells to existing customers, which are capitalized and amortized over the estimated customer life. We also capitalize and amortize any such expenses paid for the renewal of a subscription over the term of the renewal.
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
We expect general and administrative expenses to increase in dollar amount over time. We expect to incur significant legal and professional services and other expenses associated with the July 19 Incident in future periods. General and administrative expenses may fluctuate as a percentage of our total revenue from period to period depending on the timing of these expenses.
Interest Expense. Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense for our Senior Notes issued in January 2021, and amortization of debt issuance costs on our secured revolving credit facility (“Revolving Facility”).
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
Results of Operations
The following tables set forth our consolidated statements of operations for each period presented (in thousands, except percentages):

	Year Ended January 31,
	2025	2024	2023
Revenue
Subscription	$3,761,480	$2,870,557	$2,111,660
Professional services	192,144	184,998	129,576
Total revenue	3,953,624	3,055,555	2,241,236
Cost of revenue
Subscription	835,509	630,745	511,684
Professional services	155,972	124,978	89,547
Total cost of revenue	991,481	755,723	601,231
Gross profit	2,962,143	2,299,832	1,640,005
Operating expenses
Sales and marketing	1,523,356	1,140,566	904,409
Research and development	1,076,901	768,497	608,364
General and administrative	482,316	392,764	317,344
Total operating expenses	3,082,573	2,301,827	1,830,117
Loss from operations	(120,430)	(1,995)	(190,112)
Interest expense	(26,311)	(25,756)	(25,319)
Interest income	196,174	148,930	52,495
Other income, net	5,101	1,638	3,053
Income (loss) before provision for income taxes	54,534	122,817	(159,883)
Provision for income taxes	71,130	32,232	22,402
Net income (loss)	(16,596)	90,585	(182,285)
Net income attributable to non-controlling interest	2,675	1,258	960
Net income (loss) attributable to CrowdStrike	$(19,271)	$89,327	$(183,245)

The following table presents the components of our consolidated statements of operations as a percentage of total revenue for the periods presented:

	Year Ended January 31,
	2025	2024	2023
	%	%	%
Revenue
Subscription	95%	94%	94%
Professional services	5%	6%	6%
Total revenue	100%	100%	100%
Cost of revenue
Subscription	21%	21%	23%
Professional services	4%	4%	4%
Total cost of revenue	25%	25%	27%
Gross profit	75%	75%	73%
Operating expenses
Sales and marketing	39%	37%	40%
Research and development	27%	25%	27%
General and administrative	12%	13%	14%
Total operating expenses	78%	75%	82%
Loss from operations	(3)%	—%	(8)%
Interest expense	(1)%	(1)%	(1)%
Interest income	5%	5%	2%
Other income, net	—%	—%	—%
Income (loss) before provision for income taxes	1%	4%	(7)%
Provision for income taxes	2%	1%	1%
Net income (loss)	—%	3%	(8)%
Net income attributable to non-controlling interest	—%	—%	—%
Net income (loss) attributable to CrowdStrike	—%	3%	(8)%
Comparison of Fiscal 2025 and Fiscal 2024
Revenue
The following shows total revenue from subscriptions and professional services for fiscal 2025, as compared to fiscal 2024 (in thousands, except percentages):

			Change
	2025	2024	$	%
Subscription	$3,761,480	$2,870,557	$890,923	31%
Professional services	192,144	184,998	7,146	4%
Total revenue	$3,953,624	$3,055,555	$898,069	29%
Total revenue increased by $898.1 million, or 29%, in fiscal 2025, compared to fiscal 2024. Subscription revenue accounted for 95% and 94% of our total revenue in fiscal 2025 and fiscal 2024, respectively. Professional services revenue accounted for 5% and 6% of our total revenue in fiscal 2025 and fiscal 2024, respectively.
Subscription revenue increased by $890.9 million, or 31% in fiscal 2025, compared to fiscal 2024, which was primarily driven by a combination of the addition of new customers and the sale of additional sensors and modules to existing customers.

Professional services revenue increased by $7.1 million, or 4%, in fiscal 2025, compared to fiscal 2024, which was primarily attributable to an increase in the number of professional service hours.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for fiscal 2025, as compared to fiscal 2024 (in thousands, except percentages):

			Change
	2025	2024	$	%
Subscription	$835,509	$630,745	$204,764	32%
Professional services	155,972	124,978	30,994	25%
Total cost of revenue	$991,481	$755,723	$235,758	31%
Total cost of revenue increased by $235.8 million, or 31%, in fiscal 2025, compared to fiscal 2024. Subscription cost of revenue increased by $204.8 million, or 32%, in fiscal 2025, compared to fiscal 2024. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $55.6 million driven by a 28% increase in average headcount, an increase in depreciation of data center equipment of $38.4 million, an increase in stock-based compensation expense of $29.7 million, an increase in cloud hosting and related services costs of $28.5 million, an increase in allocated overhead costs of $20.3 million, an increase in amortization of internal-use software of $17.6 million, an increase in hardware maintenance costs of $5.4 million, and an increase in employee benefits of $4.2 million.
Professional services cost of revenue increased by $31.0 million, or 25%, in fiscal 2025, compared to fiscal 2024. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $13.1 million driven by an 20% increase in average headcount, an increase in stock-based compensation expense of $8.8 million, an increase in allocated overhead costs of $5.0 million, an increase in consulting expense of $2.2 million, and an increase in employee benefits of $1.0 million.
The following shows gross profit and gross margin for subscriptions and professional services for fiscal 2025, as compared to fiscal 2024 (in thousands, except percentages):

			Change
	2025	2024	$	%
Subscription gross profit	$2,925,971	$2,239,812	$686,159	31%
Professional services gross profit	36,172	60,020	(23,848)	(40)%
Total gross profit	$2,962,143	$2,299,832	$662,311	29%

			Change
	2025	2024
Subscription gross margin	78%	78%	—%
Professional services gross margin	19%	32%	(13)%
Total gross margin	75%	75%	—%
Subscription gross margin was flat in fiscal 2025, compared to fiscal 2024.
Professional services gross margin decreased by 13% in fiscal 2025, compared to fiscal 2024. The decrease in professional services gross margin was primarily due to an increase in consulting expense and decreased utilization during fiscal 2025 compared to fiscal 2024.

Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for fiscal 2025, as compared to fiscal 2024 (in thousands, except percentages):

			Change
	2025	2024	$	%
Sales and marketing expenses	$1,523,356	$1,140,566	$382,790	34%
Sales and marketing expenses increased by $382.8 million, or 34%, in fiscal 2025, compared to fiscal 2024. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $159.0 million driven by a 14% increase in average headcount, an increase in stock-based compensation expense of $59.7 million, an increase in marketing programs of $55.5 million, an increase in allocated overhead costs of $28.4 million, $21.4 million of expenses relating to the July 19 Incident, an increase in travel expenses of $13.1 million, an increase in company events expenses of $8.6 million, an increase in employee benefits of $6.3 million, an increase in term-based software licenses of $5.4 million, an increase in cloud hosting and related costs of $4.2 million, an increase in other labor expenses of $2.8 million, and an increase in consulting expense of $2.5 million.
Research and Development
The following shows research and development expenses for fiscal 2025, as compared to fiscal 2024 (in thousands, except percentages):

			Change
	2025	2024	$	%
Research and development expenses	$1,076,901	$768,497	$308,404	40%
Research and development expenses increased by $308.4 million, or 40% in fiscal 2025, compared to fiscal 2024. This increase was primarily due to an increase in stock-based compensation expense of $131.7 million, an increase in employee-related expenses of $119.3 million driven by a 18% increase in average headcount, an increase in cloud hosting and related costs of $64.2 million, $6.8 million of expenses relating to the July 19 Incident, an increase in term-based software licenses of $6.4 million, an increase in employee benefits of $5.1 million, an increase in travel expenses of $3.2 million, and an increase in consulting expense of $1.7 million, partially offset by a decrease in allocated engineering and overhead costs of $27.5 million, an increase in software capitalization of $11.4 million, and a decrease in other labor expenses of $9.7 million.
General and Administrative
The following shows general and administrative expenses for fiscal 2025, as compared to fiscal 2024 (in thousands, except percentages):

			Change
	2025	2024	$	%
General and administrative expenses	$482,316	$392,764	$89,552	23%
General and administrative expenses increased by $89.6 million, or 23%, in fiscal 2025, compared to fiscal 2024. The increase in general and administrative expenses was primarily due to $31.9 million of expenses relating to the July 19 Incident, an increase in employee-related expenses of $27.2 million driven by a 19% increase in average headcount, an increase in allocated overhead costs of $6.3 million, an increase in consulting expense of $5.0 million, an increase in leased airfare costs of $4.5 million, an increase in stock-based compensation expense of $4.0 million, an increase in travel expenses of $2.3 million, an increase in company events expenses of $2.1 million, an increase in term-based software licenses of $2.1 million, an increase in taxes and licenses expenses of $2.0 million, an increase in employee related programs of $1.8 million, and an increase in other labor expenses of $1.7 million, partially offset by a decrease in legal expense of $7.5 million unrelated to the July 19 Incident.

Interest Expense, Interest Income and Other Income, Net
The following shows interest expense, interest income, and other income, net, for fiscal 2025, as compared to fiscal 2024 (in thousands, except percentages):

			Change
	2025	2024	$	%
Interest expense	$(26,311)	$(25,756)	$(555)	2%
Interest income	$196,174	$148,930	$47,244	32%
Other income, net	$5,101	$1,638	$3,463	211%
Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense, accretion of debt discount for our Senior Notes issued in January 2021, and amortization of debt issuance costs on our Revolving Facility.
The increase in interest income during fiscal 2025 compared to fiscal 2024 was driven by an increase in our cash and cash equivalents.
The increase in other income, net during fiscal 2025 compared to fiscal 2024 was primarily due to an increase in gains on our strategic investments of $2.4 million, a decrease in downward mark to market adjustments of $0.5 million on our strategic investments, and gains on deferred compensation assets of $0.4 million.
Provision for Income Taxes
The following shows the provision for income taxes for fiscal 2025, as compared to fiscal 2024 (in thousands, except percentages):

			Change
	2025	2024	$	%
Provision for income taxes	$71,130	$32,232	$38,898	121%
The increase in provision for income taxes during fiscal 2025 compared to fiscal 2024 was primarily attributable to intercompany sales of intellectual property from acquired entities, pre-tax foreign earnings, withholding taxes related to customer payments in certain foreign jurisdictions, and change in the realizability of deferred tax assets in certain foreign jurisdictions.
Liquidity and Capital Resources
Our primary sources of liquidity as of January 31, 2025, consisted of: (i) $4.3 billion in cash and cash equivalents, which mainly consists of cash on hand and highly liquid investments in money market funds and U.S. Treasury bills, (ii) cash we expect to generate from operations, and (iii) available capacity under our $750.0 million Revolving Facility. It is not currently possible to reasonably estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties, or other resolution of proceedings resulting from the July 19 Incident. However, despite such uncertainties, we expect that the combination of our existing cash and cash equivalents, cash flows from operations, and the Revolving Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our Revolving Facility matures on January 2, 2026.
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

We have historically generated operating losses prior to fiscal 2024 and during fiscal 2025, as reflected in our accumulated deficit of $1.1 billion as of January 31, 2025. We expect to continue to make investments, particularly in sales and marketing and research and development. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.
We generally invoice our subscription customers at the beginning of the subscription term, or in some instances, such as in multi-year arrangements, in installments. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2025, we had deferred revenue of $3.7 billion, of which $2.7 billion was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, or foreign currency forward contracts.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended January 31,
	2025	2024	2023
Net cash provided by operating activities	$1,381,727	$1,166,207	$941,007
Net cash used in investing activities	(536,588)	(340,650)	(556,658)
Net cash provided by financing activities	107,208	93,158	77,437
Net change in cash, cash equivalents and restricted cash	947,069	920,673	460,291
Operating Activities
Net cash provided by operating activities during fiscal 2025 was $1.4 billion, which resulted from net loss of $16.6 million, adjusted for non-cash charges of $1.4 billion and net cash outflow of $6.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $865.4 million in stock-based compensation expense, $318.8 million of amortization of deferred contract acquisition costs, $188.0 million of depreciation and amortization, $26.0 million of amortization of intangibles assets, $15.3 million of non-cash operating lease costs, $3.8 million of non-cash interest expense, and $2.3 million of accretion of short-term investments purchased at a discount, partially offset by $9.9 million of deferred income taxes and $6.3 million of realized gains on strategic investments. The net cash outflow from changes in operating assets and liabilities was primarily due to a $584.5 million increase in deferred contract acquisition costs, a $274.2 million increase in accounts receivable, net, a $190.2 million increase in prepaid expenses and other assets, and a $15.7 million decrease in operating lease liabilities, partially offset by a $669.3 million increase in deferred revenue, a $218.5 million increase in accrued expenses and other liabilities, an $85.9 million increase in accrued payroll and benefits, and an $84.9 million increase in accounts payable.
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

Investing Activities
Net cash used in investing activities during fiscal 2025 of $536.6 million was primarily due to business acquisitions, net of cash acquired, of $310.3 million, which was related to the Flow Security and Adaptive Shield acquisitions, purchases of property and equipment of $254.9 million, capitalized internal-use software and website development costs of $59.0 million, purchases of strategic investments of $19.7 million, and purchases of deferred compensation investments of $2.7 million, partially offset by proceeds from maturities of short-term investments of $97.3 million and proceeds from sales of strategic investments of $12.5 million.
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
Financing Activities
Net cash provided by financing activities of $107.2 million during fiscal 2025 was primarily due to proceeds from our employee stock purchase plan of $99.6 million, capital contributions from non-controlling interest holders of $8.5 million, and proceeds from the exercise of stock options of $4.0 million, partially offset by distributions to non-controlling interest holders of $4.9 million.
Net cash provided by financing activities of $93.2 million during fiscal 2024 was primarily due to proceeds from our employee stock purchase plan of $76.4 million, proceeds from the exercise of stock options of $8.7 million, and capital contributions from non-controlling interests of $8.1 million.
Supplemental Guarantor Financial Information
Our Senior Notes are guaranteed on a senior, unsecured basis by CrowdStrike, Inc. and CrowdStrike Financial Services, Inc., wholly owned subsidiaries of CrowdStrike Holdings, Inc. (the “subsidiary guarantors,” and together with CrowdStrike Holdings, Inc., the “Obligor Group”). The guarantee is full and unconditional and is subject to certain conditions for release. See Note 5, Debt, in Part II, Item 8 of this Annual Report on Form 10-K, for a brief description of the Senior Notes.
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
Summarized financial information is presented below for the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group and equity in the earnings from and investments in any non-guarantor subsidiary. The revenue amounts presented in the summarized financial information include substantially all of our consolidated revenue, and there is no intercompany revenue from the non-guarantor subsidiaries. This summarized financial information has been prepared and presented pursuant to Regulation S-X Rule 13-01, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP.

Statement of Operations	Year Ended January 31, 2025
(in thousands)
Revenue	$3,948,062
Cost of revenue	1,022,627
Operating expenses	3,063,076
Loss from operations	(137,641)
Net loss	(36,365)
Net loss attributable to CrowdStrike	(36,365)

Balance Sheet	January 31, 2025
(in thousands)
Current assets (excluding current intercompany receivables from non-Guarantors)	$5,922,562
Current intercompany receivables from non-Guarantors	49,417
Noncurrent assets (excluding noncurrent intercompany receivables from non-Guarantors)	2,316,545
Noncurrent intercompany receivables from non-Guarantors	613,732
Current liabilities (excluding current intercompany payables to non-Guarantors)	3,331,647
Current intercompany payables to non-Guarantors	31,092
Noncurrent liabilities (excluding noncurrent intercompany payables to non-Guarantors)	1,897,235
Noncurrent intercompany payables to non-Guarantors	234,643
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
Contractual Obligations and Commitments
Our commitments consist of obligations under non-cancellable real estate arrangements on an undiscounted basis, of which $14.1 million is due in the next 12 months and $35.6 million is due thereafter. In addition, we have debt obligations related to $750.0 million aggregate principal amount of the Senior Notes due in fiscal 2030 and the interest payments associated with the Senior Notes of $22.5 million due in the next 12 months and $78.8 million due thereafter. We have non-cancellable purchase commitments with various parties to purchase products and services entered in the normal course of business totaling $2.7 billion as of January 31, 2025, with remaining terms in excess of 12 months. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
As of January 31, 2025, our unrecognized tax benefits included $53.1 million, which were classified as long-term liabilities due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits.
As of January 31, 2025, we had non-cancellable unfunded commitments from our financing arrangements totaling approximately $94.2 million.

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
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market funds, U.S. Treasury bills, and time deposits. Our short-term investments consist of U.S. Treasury bills and time deposits. Our investments do not have significant interest rate risk, as the yields on our investments are fixed rates. As of January 31, 2025, we had cash and cash equivalents of $4.3 billion. As of January 31, 2024, we had cash and cash equivalents of $3.4 billion and short-term investments of $99.6 million. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our portfolio as of January 31, 2025 or January 31, 2024. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to our revolving credit facility and the Senior Notes. The interest on the revolving credit facility is tied to short-term interest rate benchmarks including the Term SOFR. The interest rate on the Senior Notes is fixed.
Foreign Currency Risk
To date, nearly all of our sales contracts have been denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Australian Dollar, and Euro. The functional currencies of our foreign subsidiaries are generally the country’s local currency. Foreign currency transaction gains and losses are recorded to other income (expense), net. A hypothetical 10% adverse change in the U.S. dollar against other currencies would have resulted in an increase in operating loss of approximately $108.3 million, $75.8 million and $55.5 million for the fiscal years ended January 31, 2025, January 31, 2024 and January 31, 2023 respectively. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Inflation Rate Risk
We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the fiscal years ended January 31, 2025, January 31, 2024, or January 31, 2023. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of CrowdStrike Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CrowdStrike Holdings, Inc. and its subsidiaries (the "Company") as of January 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition – Subscription Revenue
As described in Note 1 to the consolidated financial statements, subscription revenues are primarily comprised of fees that give customers access to the ordered service, related support and updates, if any, during the subscription term. The Company initially records the subscription fees as deferred revenue and recognizes revenue on a straight-line basis over the term of the agreement. The Company recognized consolidated subscription revenue of $3,761.5 million for the year ended January 31, 2025.
The principal consideration for our determination that performing procedures relating to revenue recognition for subscription revenue is a critical audit matter is a high degree of auditor effort in performing procedures relating to the Company’s subscription revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the subscription revenue recognition process. These procedures also included, among others (i) testing subscription revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as agreements, evidence of delivery of the service, invoices, and receipt of payment and (ii) confirming a sample of outstanding customer invoice balances as of January 31, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as agreements, evidence of delivery of the service, invoices, and subsequent receipt of payment.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 10, 2025

CrowdStrike Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	January 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$4,323,295	$3,375,069
Short-term investments	—	99,591
Accounts receivable, net of allowance for credit losses of $2.8 million and $2.2 million as of January 31, 2025 and January 31, 2024, respectively	1,128,564	853,105
Deferred contract acquisition costs, current	347,042	246,370
Prepaid expenses and other current assets	314,444	183,172
Total current assets	6,113,345	4,757,307
Strategic investments	72,544	56,244
Property and equipment, net	788,640	620,172
Operating lease right-of-use assets	42,763	48,211
Deferred contract acquisition costs, noncurrent	500,908	335,933
Goodwill	912,805	638,041
Intangible assets, net	133,114	114,518
Other long-term assets	137,459	76,094
Total assets	$8,701,578	$6,646,520
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$130,887	$28,180
Accrued expenses	191,349	125,896
Accrued payroll and benefits	319,243	234,624
Operating lease liabilities, current	13,811	14,150
Deferred revenue	2,733,005	2,270,757
Other current liabilities	72,755	23,672
Total current liabilities	3,461,050	2,697,279
Long-term debt	743,983	742,494
Deferred revenue, noncurrent	995,672	783,342
Operating lease liabilities, noncurrent	31,107	36,230
Other liabilities, noncurrent	150,849	50,086
Total liabilities	5,382,661	4,309,431
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of January 31, 2025 and January 31, 2024; no shares issued and outstanding as of January 31, 2025 and January 31, 2024.	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of January 31, 2025 and January 31, 2024; 247,872 shares, and 229,380 shares issued and outstanding as of January 31, 2025 and January 31, 2024, respectively; Class B common stock, $0.0005 par value; 92,364 shares and 300,000 shares authorized as of January 31, 2025 and January 31, 2024, respectively; 0 shares, and 12,485 shares issued and outstanding as of January 31, 2025 and January 31, 2024, respectively.	124	121
Additional paid-in capital	4,367,070	3,364,328
Accumulated deficit	(1,078,107)	(1,058,836)
Accumulated other comprehensive loss	(9,593)	(1,663)
Total CrowdStrike Holdings, Inc. stockholders’ equity	3,279,494	2,303,950
Non-controlling interest	39,423	33,139
Total stockholders’ equity	3,318,917	2,337,089
Total liabilities and stockholders’ equity	$8,701,578	$6,646,520
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2025	2024	2023
Revenue
Subscription	$3,761,480	$2,870,557	$2,111,660
Professional services	192,144	184,998	129,576
Total revenue	3,953,624	3,055,555	2,241,236

Cost of revenue
Subscription	835,509	630,745	511,684
Professional services	155,972	124,978	89,547
Total cost of revenue	991,481	755,723	601,231

Gross profit	2,962,143	2,299,832	1,640,005

Operating expenses
Sales and marketing	1,523,356	1,140,566	904,409
Research and development	1,076,901	768,497	608,364
General and administrative	482,316	392,764	317,344
Total operating expenses	3,082,573	2,301,827	1,830,117

Loss from operations	(120,430)	(1,995)	(190,112)
Interest expense	(26,311)	(25,756)	(25,319)
Interest income	196,174	148,930	52,495
Other income, net	5,101	1,638	3,053

Income (loss) before provision for income taxes	54,534	122,817	(159,883)

Provision for income taxes	71,130	32,232	22,402

Net income (loss)	(16,596)	90,585	(182,285)
Net income attributable to non-controlling interest	2,675	1,258	960
Net income (loss) attributable to CrowdStrike	$(19,271)	$89,327	$(183,245)

Net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	$(0.08)	$0.37	$(0.79)
Diluted	$(0.08)	$0.37	$(0.79)
Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	244,750	238,637	233,139
Diluted	244,750	243,635	233,139
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended January 31,
	2025	2024	2023
Net income (loss)	$(16,596)	$90,585	$(182,285)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8,631)	(594)	221
Unrealized gain (loss) on cash equivalents and short-term investments, net of tax	701	(50)	—
Other comprehensive income (loss)	(7,930)	(644)	221
Less: Comprehensive income attributable to non-controlling interest	2,675	1,258	960
Total comprehensive income (loss) attributable to CrowdStrike	$(27,201)	$88,683	$(183,024)
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2022	230,706	$115	$1,991,807	$(964,918)	$(1,240)	$11,879	$1,037,643
Issuance of common stock upon exercise of options	1,032	3	8,652	—	—	—	8,655
Issuance of common stock under RSU and PSU release	3,444	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	517	—	59,419	—	—	—	59,419
Issuance of common stock for restricted stock awards	6	—	—	—	—	—	—
Vesting of early exercised options	—	—	2,204	—	—	—	2,204
Issuance of common stock for founders holdbacks related to acquisitions	72	—	10,645	—	—	—	10,645
Stock-based compensation expense, net of founder revest	—	—	519,735	—	—	—	519,735
Capitalized stock-based compensation	—	—	20,193	—	—	—	20,193
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	50	—	—	—	50
Net income (loss)	—	—	—	(183,245)	—	960	(182,285)
Non-controlling interest	—	—	—	—	—	10,954	10,954
Other comprehensive income	—	—	—	—	221	—	221
Balances at January 31, 2023	235,777	$118	$2,612,705	$(1,148,163)	$(1,019)	$23,793	$1,487,434
Issuance of common stock upon exercise of options	1,146	2	8,693	—	—	—	8,695
Issuance of common stock under RSU and PSU release	4,041	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	747	1	76,374	—	—	—	76,375
Issuance of common stock for restricted stock awards	125	—	—	—	—	—	—
Issuance of common stock for founders holdbacks related to acquisitions	27	—	4,314	—	—	—	4,314
Issuance of common stock for payment of board of director fees	2	—	344	—	—	—	344
Stock-based compensation expense, net of founder revest	—	—	626,861	—	—	—	626,861
Capitalized stock-based compensation	—	—	34,385	—	—	—	34,385
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	652	—	—	—	652
Net income	—	—	—	89,327	—	1,258	90,585
Non-controlling interest	—	—	—	—	—	8,088	8,088
Other comprehensive loss	—	—	—	—	(644)	—	(644)
Balances at January 31, 2024	241,865	$121	$3,364,328	$(1,058,836)	$(1,663)	$33,139	$2,337,089
Issuance of common stock upon exercise of options	514	—	3,983	—	—	—	3,983
Issuance of common stock under RSU and PSU release	4,552	3	(3)	—	—	—	—
Issuance of common stock under employee stock purchase plan	858	—	99,616	—	—	—	99,616
Issuance of common stock for restricted stock awards	72	—	—	—	—	—	—
Issuance of common stock for founders holdbacks related to acquisitions	11	—	3,555	—	—	—	3,555
Issuance of common stock for payment of board of director fees	—	—	348	—	—	—	348
Stock-based compensation expense, net of founder revest	—	—	857,129	—	—	—	857,129
Capitalized stock-based compensation	—	—	36,959	—	—	—	36,959
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	1,155	—	—	—	1,155
Net income (loss)	—	—	—	(19,271)	—	2,675	(16,596)
Non-controlling interest	—	—	—	—	—	3,609	3,609
Other comprehensive loss	—	—	—	—	(7,930)	—	(7,930)
Balances at January 31, 2025	247,872	$124	$4,367,070	$(1,078,107)	$(9,593)	$39,423	$3,318,917
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2025	2024	2023
Operating activities
Net income (loss)	$(16,596)	$90,585	$(182,285)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	187,952	126,838	77,245
Amortization of intangible assets	26,004	18,416	16,565
Amortization of deferred contract acquisition costs	318,837	238,901	170,808
Non-cash operating lease cost	15,283	13,398	9,440
Stock-based compensation expense	865,421	631,519	526,504
Deferred income taxes	(9,903)	(3,387)	1,306
Realized gains on strategic investments	(6,321)	(3,936)	—
Accretion of short-term investments purchased at a discount	2,285	(2,285)	—
Non-cash interest expense	3,763	3,173	2,813
Change in fair value of strategic investments	1,000	1,459	(1,830)
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable, net	(274,219)	(217,699)	(258,109)
Deferred contract acquisition costs	(584,484)	(371,649)	(298,716)
Prepaid expenses and other assets	(190,232)	(102,520)	(46,807)
Accounts payable	84,939	(18,898)	(15,463)
Accrued expenses and other liabilities	218,518	14,586	58,923
Accrued payroll and benefits	85,873	65,102	65,226
Operating lease liabilities	(15,657)	(14,035)	(10,364)
Deferred revenue	669,264	696,639	825,751
Net cash provided by operating activities	1,381,727	1,166,207	941,007
Investing activities
Purchases of property and equipment	(254,852)	(176,529)	(235,019)
Capitalized internal-use software and website development costs	(58,969)	(49,457)	(29,095)
Purchases of strategic investments	(19,702)	(17,177)	(21,808)
Proceeds from sales of strategic investments	12,507	2,000	—
Business acquisitions, net of cash acquired	(310,257)	(239,030)	(18,349)
Purchases of intangible assets	—	(11,126)	(2,323)
Purchases of short-term investments	—	(195,581)	(250,000)
Proceeds from maturities and sales of short-term investments	97,300	348,281	—
Purchases of deferred compensation investments	(2,721)	(2,031)	(64)
Proceeds from the sale of deferred compensation investments	106	—	—
Net cash used in investing activities	(536,588)	(340,650)	(556,658)
Financing activities
Repayment of loan payable	—	—	(1,591)
Proceeds from issuance of common stock upon exercise of stock options	3,983	8,695	8,655
Proceeds from issuance of common stock under the employee stock purchase plan	99,616	76,375	59,419
Distributions to non-controlling interest holders	(4,891)	—	—
Capital contributions from non-controlling interest holders	8,500	8,088	10,954
Net cash provided by financing activities	107,208	93,158	77,437
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(5,278)	1,958	(1,495)
Net increase in cash, cash equivalents and restricted cash	947,069	920,673	460,291
Cash, cash equivalents and restricted cash at beginning of period	3,377,597	2,456,924	1,996,633
Cash, cash equivalents and restricted cash at end of period	$4,324,666	$3,377,597	$2,456,924
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	4,323,295	3,375,069	2,455,369
Restricted cash included in prepaid expenses and other assets	1,371	2,528	1,555
Total cash, cash equivalents and restricted cash shown in the consolidated statements of cash flows	4,324,666	3,377,597	2,456,924
Supplemental disclosure of cash flow information:
Interest paid	$22,500	$22,500	$22,551
Income taxes paid, net of refunds received	$19,022	$22,608	$11,943
Supplemental disclosure of non-cash investing and financing activities:
Net increase (decrease) in property and equipment included in accounts payable and accrued expenses	$9,452	$(3,081)	$22,421
Vesting of early exercised stock options	$—	$—	$2,204
Equity consideration for acquisitions	$1,155	$652	$50
Operating lease liabilities arising from obtaining operating right of-use assets	$6,821	$16,445	$18,464
Proceeds from sales of strategic investments not yet received	$4,992	$8,774	$—
Stock-based compensation included in capitalized software development costs and fixed assets	$36,959	$31,919	$20,193
Noncash consideration for the purchase of strategic investments	$3,319	$—	$—
Noncash consideration received from sales of strategic investments	$3,319	$—	$—
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
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, accounts receivable, financing receivables, and strategic investments. The Company’s cash is placed with high-credit-quality financial institutions and issuers, and at times exceeds federally insured limits. The Company has not experienced any credit loss relating to its cash, cash equivalents, short-term investments, or strategic investments. The Company performs periodic credit evaluations of its customers and generally does not require collateral.
There were no channel partners or direct customers who represented 10% or more of the Company’s accounts receivable as of January 31, 2025 and January 31, 2024.
There were two end users who represented 10% or more of the Company’s financing receivables as of January 31, 2025 representing 41% and 37%, respectively.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
There were no channel partners or direct customers who represented 10% or more of the Company’s total revenue during the fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash equivalents, short-term investments, strategic investments, accounts receivable, financing receivables, accounts payable, accrued expenses, the Senior Notes, and investments for the Company’s deferred compensation plan. The carrying values of cash equivalents, short-term investments, accounts receivable, financing receivables, accounts payable, and accrued expenses approximate fair value. If these financial instruments were measured at fair value in the consolidated financial statements, money market funds, accounts receivable, accounts payable, accrued expenses, and investments for the Company’s deferred compensation plan would be classified as Level 1, U.S. treasury securities included in cash equivalents and short-term investments would be classified as Level 2, and financing receivables would be classified as Level 3. The Senior Notes are carried at the initially allocated liability value less unamortized debt discount and issuance costs on the Company’s consolidated balance sheets. The Company discloses the fair value of the Senior Notes at each reporting period for disclosure purposes only. The Company's investments related to the deferred compensation plan are invested within a Rabbi Trust. Participants in the deferred compensation plan may select the securities in which their compensation deferrals are invested within the confines of the Rabbi Trust. These securities are marked-to-market each reporting period. Refer to Note 2, Investments and Fair Value Measurements, regarding the fair value of the Company’s financial instruments, and Note 5, Debt, for the fair value of the Company’s Senior Notes.
Cash Equivalents and Short-term Investments
The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents are mainly comprised of money market funds, U.S. Treasury bills, and time deposits. The Company had $4.0 billion and $3.1 billion of cash equivalents as of January 31, 2025 and January 31, 2024, respectively.
Short-term investments consist of U.S. Treasury bills and time deposits with original maturities greater than three months but less than one year. The Company had no short-term investments as of January 31, 2025, and $99.6 million of short-term investments as of January 31, 2024. The Company classifies investments in U.S. Treasury bills as available-for-sale securities at the time of purchase and re-evaluates the designations as of each balance sheet date. The Company classifies its available-for-sale securities as short-term investments based on their nature and their availability for use in current operations. Available-for-sale securities are carried at fair value with unrealized gains and losses, if any, included in accumulated other comprehensive income (loss). Unrealized losses are recorded in other income, net, for declines in fair value below the cost of an individual investment that is deemed to be other-than-temporary. The Company did not identify any available-for-sale securities as other-than-temporarily impaired as of January 31, 2025 and January 31, 2024. Realized gains and losses from the sale of available-for-sale securities are determined based on a specific identification method and are recorded in other income, net.
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
Financing Receivables
The Company provides financing arrangements for certain qualified end-users to purchase its products and services. Payment terms on these financing arrangements are generally up to five years. Financing receivables are recorded at amortized cost, which approximates fair value. Financing receivables, with contractual maturities of one year or less, are included in prepaid expenses and other current assets, while those with contractual terms exceeding one year are included in other long-term assets on the consolidated balance sheets.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The Company evaluates the allowance for credit losses by assessing the risks and losses inherent in the financing receivables on either an individual or a collective basis. The Company's assessment considers various factors, including lifetime expected losses determined using customer risk profile, current economic conditions that may affect a customer's ability to pay, and forward-looking economic considerations. Financing receivables deemed uncollectible are charged against the allowance for credit losses.
The allowance for credit losses on off-balance sheet credit exposure is estimated at each reporting period based on the contractual period over which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The portion of the allowance for credit losses related to future disbursements is shown as a liability on the consolidated balance sheets, and the related expense for credit losses is reflected in the consolidated statements of operations.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Goodwill and Intangible Assets
The Company evaluates and tests goodwill for impairment at least annually, on January 31, or more frequently if circumstances indicate that goodwill may not be recoverable. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its one reporting unit is less than its carrying value. In assessing the qualitative factors, the Company considers the impact of certain key factors including macroeconomic conditions, industry and market considerations, management turnover, changes in regulation, litigation matters, changes in enterprise value, and overall financial performance. If the Company determines it is more likely than not that the fair value of its one reporting unit is less than its carrying value, a quantitative test is performed by estimating the fair value of its reporting unit, including goodwill, and comparing it to its carrying value. If the fair value is lower than the carrying value, the excess is recognized as an impairment loss. No impairment losses were recorded during the fiscal years ended January 31, 2025, January 31, 2024, or January 31, 2023. See Note 4, Balance Sheet Components, and Note 12, Acquisitions, to the consolidated financial statements for more information.
Acquired intangible assets mainly consisting of developed technology, customer relationships, intellectual property and other acquired intangible assets are stated at fair value at the acquisition date and are amortized on a straight-line basis over their estimated economic lives, which are generally one to 20 years. The Company reviews the carrying amounts of intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. No impairment indicators were identified by the Company, and no impairment losses were recorded by the Company during the fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023.
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
The Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset (or asset group) may not be recoverable. Events and changes in circumstances considered by the Company in determining whether the carrying value of long-lived assets may not be recoverable, include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, and changes in the Company’s business strategy. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (an “asset group”). An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than its carrying amount. No impairment indicators were identified by the Company, and no impairment losses were recorded by the Company during the fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Capitalized Internal-Use Software and Website Development Costs
The Company capitalizes certain development costs incurred in connection with its internal-use software and website development. These capitalized costs are primarily related to the Company’s cybersecurity platform, as well as redefining, redesigning, and rebuilding crowdstrike.com. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct, are capitalized until the internal-use software and website are substantially complete and ready for their intended use. The Company contracts with third party information technology providers for various service arrangements including software, platform, and information technology infrastructure. The Company capitalizes the implementation costs incurred to develop or obtain internal-use software in such arrangements, which are recorded as part of property and equipment, net in the consolidated balance sheets. All capitalized implementation costs are amortized over the term of the arrangement, which includes reasonably certain renewals. Costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed.
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
Deferred Contract Acquisition Costs
Under ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, the Company capitalizes contract acquisition costs that are incremental to the acquisition of customer contracts. Contract acquisition costs are accrued and capitalized upon execution of the sales contract by the customer. Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to referral partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years, while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of five months.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
Subscription Revenue
The Company’s Falcon Platform technology solutions are subscription SaaS offerings designed to continuously monitor, share, and mitigate risks from determined attackers. Subscription revenues are primarily comprised of fees that give customers access to the ordered service, related support, and updates, if any, during the subscription term. Customers do not have the right to take possession of the cloud-based software platform. Fees are based on several factors, including the solutions subscribed for by the customer and the number of endpoints purchased by the customer. The subscription fees are typically payable within 30 to 60 days after the execution of the arrangement, and thereafter upon renewal or subsequent installment. The Company initially records the subscription fees as deferred revenue and recognizes revenue on a straight-line basis over the term of the agreement.
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
Research and Development Expense
Research and development costs are expensed when incurred, except for certain internal-use software development costs, which may be capitalized as noted above. Research and development expenses consist primarily of personnel and related headcount costs, stock-based compensation expenses, costs of professional services associated with the ongoing development of the Company’s technology, and allocated overhead.
Advertising
Most advertising costs are expensed as incurred, except for certain production costs that are deferred and expensed at the time the advertising first takes place. The Company incurred $118.1 million, $79.9 million, and $53.8 million of advertising costs during the fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023, respectively.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
The Plan’s assets consist of marketable securities held in a Rabbi Trust and are included in other long-term assets in the consolidated balance sheets because they are intended to fund the Plan’s long-term liabilities. They are not available for use in the Company’s daily operations and are not intended to be sold within a short period of time after purchase. The marketable securities were recorded at fair value based on quoted market prices and were $5.5 million and $2.3 million as of January 31, 2025 and January 31, 2024, respectively. The deferred compensation liability was $5.5 million and $2.3 million as of January 31, 2025 and January 31, 2024, respectively, and is included in other liabilities, noncurrent in the consolidated balance sheets. Gains and losses on deferred compensation investments are included in other income (expense), net, and corresponding changes in the deferred compensation liability are included in operating expenses and cost of revenue. Changes in the fair value of the deferred compensation asset and liability were immaterial for the fiscal years ended January 31, 2025 and January 31, 2024.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
Debt Issuance Costs
Debt issuance costs incurred in connection with securing the Company’s financing arrangements are generally presented in the consolidated balance sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. However, the Company has chosen to present debt issuance costs under other long-term assets for its revolving credit facility on the consolidated balance sheets regardless of whether the Company has any outstanding borrowings on the revolving credit facility. Debt issuance costs, net of accumulated amortization, were $2.9 million and $4.0 million as of January 31, 2025 and January 31, 2024, respectively. Debt issuance costs associated with the Senior Notes are recorded as a reduction to the carrying value of the Senior Notes on the consolidated balance sheets. The unamortized issuance costs relating to the Senior Notes were $1.3 million and $1.6 million as of January 31, 2025 and January 31, 2024, respectively.
All deferred financing costs are amortized to interest expense. The effective interest method is used for debt issuance costs related to the Senior Notes. Debt issuance costs related to the revolving credit facility are amortized over the term of the financing arrangement under the straight-line method. The Company’s amortization of these costs was $2.2 million, $1.6 million, and $1.3 million for the fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023, respectively.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Net Income (Loss) per Share
The Company computes basic and diluted net income (loss) per share attributable to common stockholders for Class A and Class B common stock using the two-class method required for participating securities. Under the two-class method, basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. On December 11, 2024, all of the Company’s outstanding shares of Class B common stock were automatically converted into an equal number of shares of Class A common stock pursuant to the provisions of the Amended and Restated Certificate of Incorporation.
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
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard requires disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, an amount for other segment items required to reconcile the difference between segment revenue and segment expenses to segment profit or loss along with a description of their composition, and the title and position of the entity’s CODM. The update also expands interim segment disclosure requirements. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance during the year ended January 31, 2025. See Note 14, Segment Information for further details.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures. The standard requires additional disclosure of specific expense categories included in the expense captions presented on the statements of operations. The new standard can be applied either prospectively or retrospectively, and is effective for annual periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its disclosures within the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. The Company does not expect the adoption of this new guidance to have a material impact on its disclosures within the consolidated financial statements.
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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	January 31, 2025				January 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$1,470,040	$—	$—	$1,470,040	$2,360,173	$—	$—	$2,360,173
U.S. Treasury securities	—	2,490,097	—	2,490,097	—	693,599	—	693,599
Short-term investments
U.S. Treasury securities	—	—	—	—	—	99,591	—	99,591
Other assets
Deferred compensation investments	5,496	—	—	5,496	2,271	—	—	2,271
Total assets	$1,475,536	$2,490,097	$—	$3,965,633	$2,362,444	$793,190	$—	$3,155,634
There were no transfers between the levels of the fair value hierarchy during the periods presented.
As of January 31, 2025, and January 31, 2024, the Company’s U.S. Treasury securities are carried at fair value, and there were no material realized or unrealized gains or losses, either individually or in aggregate.
The total estimated fair value of the Company’s financing receivables approximates their carrying amounts as of January 31, 2025. The fair value of the Company's financing receivables is considered to be a Level 3 measurement as unobservable inputs are used in determining discounted cash flows to estimate fair value.
Strategic Investments
The Company’s investments in privately held securities as of January 31, 2025, consisted of the following (in thousands):

	Privately held equity securities	Privately held debt and other securities	Total
Initial total cost	$68,140	$1,000	$69,140
Cumulative net gains	3,404	—	3,404
Carrying amount, end of period	$71,544	$1,000	$72,544
The Company’s investments in privately held securities as of January 31, 2024, consisted of the following (in thousands):

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements

	Privately held equity securities	Privately held debt and other securities	Total
Initial total cost	$50,373	$1,000	$51,373
Cumulative net gains	4,871	—	4,871
Carrying amount, end of period	$55,244	$1,000	$56,244
As of January 31, 2025, the cumulative net gains of $3.4 million are comprised of upward adjustments of $7.3 million, less downward adjustments and impairment of $3.9 million. As of January 31, 2024, the cumulative net gains of $4.9 million are comprised of upward adjustments of $9.3 million, less downward adjustments and impairment of $4.4 million.
Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
Unrealized gains recognized on privately held equity securities	$—	$—	$4,758
Unrealized losses recognized on privately held equity securities including impairment	(1,000)	(1,459)	(2,928)
Unrealized gains (losses), net	(1,000)	(1,459)	1,830

Realized gains recognized on sales of privately held equity securities	6,975	3,936	—
Realized losses recognized on sales of privately held equity securities	(654)	—	—
Realized gains, net	6,321	3,936	—
Gains on strategic investments, net	$5,321	$2,477	$1,830

Unrealized gains (losses) recognized during the reporting period on privately held equity securities still held at the reporting date	$(1,000)	$(1,459)	$1,830
Unrealized gains recognized on privately held equity securities includes upward adjustments from equity securities accounted for under the measurement alternative while unrealized losses recognized on privately held equity securities includes downward adjustments and impairment.
Realized gains and losses recognized on sales of privately held equity securities reflects the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later.
3. Financing Receivables
The Company’s short-term and long-term financing receivables were as follows (in thousands):

January 31, 2025
Short-term financing receivables, gross	$9,579
Unearned income	(2,339)
Allowance for credit losses	(76)
Short-term financing receivables, net	$7,164
Long-term financing receivables, gross	$43,235
Unearned income	(5,051)
Allowance for credit losses	(342)
Long-term financing receivables, net	$37,842

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The Company’s amortized cost basis of financing receivables categorized by internal risk rating and year of origination was as follows (in thousands):

Internal Risk Rating(1)	Year Ended January 31, 2025
1 to 4	$18,413
5 to 6	27,011
7 to 9	—
Amortized cost basis of financing receivables	$45,424
(1) Internal risk ratings are determined based on the end-user’s financial condition and are categorized as 1 through 9, with the lowest rating representing the highest quality.
There were no financing receivables prior to fiscal year ended January 31, 2025.
There was no significant activity in allowance for credit losses during the year ended January 31, 2025. Past due amounts on financing receivables were not material as of January 31, 2025.
4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses were $247.3 million and $144.9 million as of January 31, 2025 and January 31, 2024, respectively. Other current assets were $67.1 million and $38.3 million as of January 31, 2025 and January 31, 2024, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	January 31,
	2025	2024
Data center and other computer equipment	$755,728	$525,890
Capitalized internal-use software and website development costs	265,987	183,117
Leasehold improvements	42,230	39,168
Purchased software	15,876	10,907
Furniture and equipment	10,485	8,524
Construction in progress	220,088	190,832
	1,310,394	958,438
Less: Accumulated depreciation and amortization	(521,754)	(338,266)
Property and equipment, net	$788,640	$620,172
Construction in progress primarily includes data center equipment purchased that has not yet been placed in service. Data center equipment that was purchased but not yet been placed into service was $180.1 million and $167.5 million as of January 31, 2025 and January 31, 2024, respectively.
Depreciation and amortization expense of property and equipment was $188.0 million, $126.8 million, and $77.2 million, during the fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023, respectively.
The Company capitalized $91.9 million, $77.9 million, and $49.3 million in internal-use software and website development costs during the fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023, respectively. Amortization expense associated with internal-use software and website development costs totaled $54.8 million, $37.3 million, and $21.5 million during the fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023, respectively. The net book

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
value of capitalized internal-use software and website development costs was $144.0 million and $106.9 million as of January 31, 2025 and January 31, 2024, respectively.
Intangible Assets, Net
Total intangible assets, net consisted of the following (dollars in thousands):

	January 31, 2025			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$168,416	$63,783	$104,633	55
Customer relationships	24,502	8,454	16,048	65
Intellectual property and other acquired intangible assets	15,837	3,404	12,433	112
Total	$208,755	$75,641	$133,114

	January 31, 2024			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$131,346	$41,854	$89,492	60
Customer relationships	17,027	5,825	11,202	68
Intellectual property and other acquired intangible assets	15,842	2,018	13,824	123
Total	$164,215	$49,697	$114,518
Amortization expense of intangible assets was $26.0 million, $18.4 million, and $16.6 million, during the fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023, respectively.
The estimated aggregate future amortization expense of intangible assets as of January 31, 2025 was as follows (in thousands):

Total
Fiscal 2026	$29,423
Fiscal 2027	27,248
Fiscal 2028	26,735
Fiscal 2029	23,982
Fiscal 2030	14,605
Thereafter	11,121
Total amortization expense	$133,114

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Goodwill
The change in goodwill during the fiscal year ended January 31, 2025 consisted of the following (in thousands):

Amounts
Goodwill as of January 31, 2024	$638,041
Goodwill acquired (1)	274,981
Foreign currency translation	(217)
Goodwill as of January 31, 2025	$912,805
(1)Goodwill acquired resulted from the acquisitions of Flow Security and A.S. Adaptive Shield Ltd. Refer to Note 12 for additional information.
Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following (in thousands):

	January 31,
	2025	2024
Accrued commissions	$174,322	$116,870
Accrued payroll and related expenses	69,197	58,579
Accrued bonuses	42,510	36,860
Employee stock purchase plan	33,214	22,315
Accrued payroll and benefits	$319,243	$234,624
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
On January 6, 2022, the Company modified the A&R Credit Agreement (the “Amended A&R Credit Agreement”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto. There were no changes to the borrowing amounts or maturity date. Under the Amended A&R Credit Agreement, revolving loans are Alternate Base Rate (“ABR”) Loans. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect on such day plus 0.50%, and (c) the Term Secured Overnight Finance Rate (the “Term SOFR”) for a one-month tenor in effect on such day plus 1.00%, in each case plus a margin between (0.25)% and 0.25%, depending on the senior secured leverage ratio. The Company will be charged a commitment fee of 0.15% to 0.25% per year for committed but unused amounts, depending on the senior secured leverage ratio. The financial covenants require the Company to maintain a minimum consolidated interest coverage ratio of 3.00:1.00 and a maximum total leverage ratio of 5.50:1.00 stepping down to 3.50:1.00 over time. The Company was in compliance with all of its financial covenants as of January 31, 2025.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
No amounts were outstanding under the Amended A&R Credit Agreement as of January 31, 2025.
Senior Notes
On January 20, 2021, the Company issued $750.0 million in aggregate principal amount of 3.00% Senior Notes maturing in February 2029 (the “Senior Notes”). The Senior Notes are guaranteed by the Company’s subsidiaries, CrowdStrike, Inc. and CrowdStrike Financial Services, Inc., and will be guaranteed by each of the Company’s existing and future domestic subsidiaries that becomes a borrower or guarantor under the A&R Credit Agreement. The Senior Notes were issued at par and bear interest at a rate of 3.00% per annum. Interest payments are payable semiannually on February 15 and August 15 of each year, commencing on August 15, 2021. The Company may voluntarily redeem the Senior Notes, in whole or in part, 1) at any time prior to February 15, 2024 at (a) 100.00% of their principal amount, plus a “make whole” premium or (b) with the net cash proceeds received from an equity offering at a redemption price equal to 103.00% of the principal amount, provided the aggregate principal amount of all such redemptions does not exceed 40% of the original aggregate principal amount of the Senior Notes; 2) at any time on or after February 15, 2024 at a prepayment price equal to 101.50% of the principal amount; 3) at any time on or after February 15, 2025 at a prepayment price equal to 100.75% of the principal amount; and 4) at any time on or after February 15, 2026 at a prepayment price equal to 100.00% of the principal amount; in each case, plus accrued and unpaid interest, if any, to but excluding, the date of redemption.
The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs, and accretion of debt discount was $24.0 million during both fiscal years ended January 31, 2025 and January 31, 2024.
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
As of January 31, 2025, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.
Based on the trading prices of the Senior Notes, the fair value of the Senior Notes was approximately $688.4 million and $671.2 million as of January 31, 2025 and January 31, 2024, respectively. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
6. Income Taxes
The Company’s geographical breakdown of its income (loss) before provision for income taxes for the fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023 is as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
Domestic	$62,385	$99,241	$(195,042)
International	(7,851)	23,576	35,159
Income (loss) before provision for income taxes	$54,534	$122,817	$(159,883)
The components of the provision for income taxes during the fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023 are as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
Current
Federal	$431	$272	$—
State	2,493	4,462	855
Foreign	78,109	30,885	20,241
Total current	81,033	35,619	21,096
Deferred
Federal	323	(307)	135
State	(204)	(343)	89
Foreign	(10,022)	(2,737)	1,082
Total deferred	(9,903)	(3,387)	1,306
Provision for income taxes	$71,130	$32,232	$22,402
The following table provides a reconciliation between income taxes computed at the federal statutory rate and the provision for income taxes during the fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023 (in thousands):

	As of January 31,
	2025	2024	2023
Provision for income taxes at statutory rate	$11,452	$25,527	$(33,777)
State income taxes, net of federal benefits	2,289	4,118	944
Effects of foreign operations	10,236	22,425	11,003
Research and other credits	(36,669)	(21,182)	(19,465)
Stock-based compensation	(125,590)	(31,852)	(47,335)
Non-deductible expenses	6,904	4,604	2,800
Change in valuation allowance	152,608	28,810	102,892
Tax impact of foreign transactions	49,883	—	5,340
Other	17	(218)	—
Provision for income taxes	$71,130	$32,232	$22,402

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The Company recognized income tax expense of $71.1 million, $32.2 million, and $22.4 million for the fiscal years January 31, 2025, January 31, 2024 and January 31, 2023, respectively. The tax expense for the fiscal year ended January 31, 2025 was primarily attributable to pre-tax foreign earnings, withholding taxes related to customer payments in certain foreign jurisdictions, intercompany sale of intellectual property from acquired entities and change in the realizability of deferred tax assets in certain foreign jurisdictions. The Company transferred acquired intellectual property from foreign subsidiaries to the U.S. Although the transfer of the intellectual property between consolidated entities did not result in any gain in the consolidated statement of operations, such transactions were taxable for tax purposes. The tax expense for the fiscal years ended January 31, 2024 and January 31, 2023 was primarily attributable to pre-tax foreign earnings and withholding taxes related to customer payments in certain foreign jurisdictions and intercompany sales of intellectual property from acquisitions.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company’s deferred tax assets and liabilities as of January 31, 2025 and January 31, 2024 are as follows (in thousands):

	As of January 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$400,277	$420,803
Research and other credit carryforwards	144,068	100,002
Intangible assets	117,620	81,551
Stock-based compensation	60,290	33,885
Deferred revenue	209,357	169,777
Accrued expenses	29,833	23,956
Operating lease liabilities	17,418	20,613
Capitalized research and development	473,889	320,708
Other, net	13,898	—
Gross deferred assets	1,466,650	1,171,295
Less: Valuation allowance	(1,192,366)	(957,710)
Total deferred tax assets	274,284	213,585
Deferred tax liabilities
Property and equipment, net	(64,576)	(51,335)
Capitalized commissions	(171,349)	(128,302)
Intangible assets	(6,921)	(6,489)
Operating right-of-use assets	(16,853)	(19,956)
Other, net	—	(277)
Total deferred tax liabilities	(259,699)	(206,359)
Net deferred tax assets	$14,585	$7,226
The Company maintains a full valuation allowance on U.S. federal and state and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits, which the Company has determined are not realizable on a more-likely-than-not basis. In completing the assessment of the continued need for valuation allowance, we analyzed various factors including, but not limited to, cumulative pre-tax losses, excess tax benefits related to stock-based compensation, future reversal of existing temporary differences and tax planning strategies that are prudent and feasible. During the fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023, the valuation allowance increased by $234.7 million, $47.6 million, and $139.2 million, respectively. The increases in the valuation allowance during the fiscal years ended January 31, 2025 and January 31, 2024 were primarily driven by U.S. operations. As of January 31, 2025, January 31, 2024, and January 31, 2023 the valuation allowance for deferred taxes was $1.2 billion, $957.7 million, and $910.1 million, respectively.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
As of January 31, 2025, the Company had aggregate federal and California net operating loss carryforwards of $1.4 billion and $307.9 million, respectively, which may be available to offset future taxable income for income tax purposes. The federal net operating losses are carried forward indefinitely, and California net operating loss carryforwards begin to expire in fiscal 2034 through fiscal 2045. As of January 31, 2025, net operating loss carryforwards for other states totaled $716.0 million, which begin to expire in fiscal 2026 through fiscal 2045. As of January 31, 2025, net operating loss carryforwards for the U.K. totaled $78.0 million, which are carried forward indefinitely, and net operating loss carryforwards totaled immaterial amounts in certain foreign jurisdictions.
As of January 31, 2025, the Company had federal and California research and development (“R&D”) credit carryforwards of $165.1 million and $39.6 million, respectively. The federal R&D credit carryforwards begin to expire in fiscal 2037 though fiscal 2045. The California R&D credits are carried forward indefinitely.
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
Total gross unrecognized tax benefits as of January 31, 2025, January 31, 2024, and January 31, 2023 were $117.5 million, $58.9 million, and $36.9 million, respectively. As of January 31, 2025, the Company had $54.8 million of unrecognized tax benefits, which, if recognized, would affect the Company’s effective tax rate due to the full valuation allowance. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of the income tax provision in the consolidated statements of operations. Cumulatively, the Company had incurred $3.0 million of interest and penalties related to unrecognized tax benefits as of January 31, 2025, and $1.4 million and an insignificant amount of interest and penalties related to unrecognized tax benefits as of January 31, 2024, and January 31, 2023, respectively. During the fiscal year ended January 31, 2025, the net increase in unrecognized tax benefits was a result of certain taxable foreign transactions and R&D credits. During the fiscal year ended January 31, 2024, and January 31, 2023 the net increase in unrecognized tax benefits was a result of R&D credits. The potential change in unrecognized tax benefits during the next 12 months is not expected to be material.
The following is a rollforward of the total gross unrecognized tax benefits for the fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023 (in thousands):

Balance as of February 1, 2022	$26,324
Decreases in prior period tax positions	(2,122)
Increases in current period tax positions	12,699
Balance as of January 31, 2023	36,901
Increases in prior period tax positions	4,757
Decreases in prior period tax positions	(1,321)
Increases in current period tax positions	18,538
Balance as of January 31, 2024	58,875
Increases in current period tax positions	66,354
Increases in prior period tax positions	890
Decreases in prior period tax positions	(5,285)
Settlements with taxing authorities	(2,882)
Statute of limitations expirations	(151)
Impact from currency fluctuations	(261)
Balance as of January 31, 2025	$117,540
The Company files income tax returns in the U.S. federal, foreign, and various state jurisdictions. Tax years 2011 and onwards remain subject to examination by taxing authorities.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
7. Leases
Operating Leases
The Company has entered into non-cancellable operating lease agreements with various expiration dates through fiscal 2033. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.
Cash paid for amounts included in the measurement of operating lease liabilities was $19.5 million, $15.4 million, and $12.0 million for the fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023, respectively. Operating lease liabilities arising from obtaining operating right of-use assets were $6.8 million and $16.4 million for the fiscal years ended January 31, 2025 and January 31, 2024, respectively.
The weighted-average remaining lease terms were 2.9 years and 3.7 years as of January 31, 2025 and January 31, 2024, respectively. The weighted-average discount rates were 5.5% and 5.7% as of January 31, 2025 and January 31, 2024, respectively.
The components of lease costs were as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
Lease cost
Operating lease cost	$17,326	$15,510	$11,084
Short-term lease cost	3,519	3,664	2,344
Variable lease cost	11,526	8,480	8,279
Total lease cost	$32,371	$27,654	$21,707
Sublease income for the fiscal years ended January 31, 2025 and January 31, 2024 was immaterial. There was no sublease income for the fiscal year ended January 31, 2023. As of January 31, 2025, the Company has not entered into non-cancellable operating leases with terms greater than 12 months that have not yet commenced.
The maturities of the Company’s non-cancellable operating lease liabilities are as follows (in thousands):

January 31, 2025
Fiscal 2026	$14,135
Fiscal 2027	11,269
Fiscal 2028	10,794
Fiscal 2029	6,042
Fiscal 2030	3,787
Thereafter	3,717
Total operating lease payments	49,744
Less: imputed interest	(4,826)
Present value of operating lease liabilities	$44,918

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
Stock options granted during both fiscal years ended January 31, 2025 and January 31, 2024 were immaterial.
The following table is a summary of stock option activity for the fiscal year ended January 31, 2025:

	Number of Shares	Weighted- Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2024	1,754	$9.37
Granted	30	$18.06
Exercised	(514)	$7.75
Canceled	(19)	$12.69
Options outstanding at January 31, 2025	1,251	$10.23
Options vested and expected to vest at January 31, 2025	1,251	$10.23
Options exercisable at January 31, 2025	1,217	$9.93
There were no options that were unvested and exercisable as of January 31, 2025.
The aggregate intrinsic value of options vested and exercisable was $472.3 million, $451.0 million, and $247.2 million as of January 31, 2025, January 31, 2024, and January 31, 2023, respectively. The weighted-average remaining contractual term of options vested and exercisable was 3.5 years, 4.2 years, and 4.8 years as of January 31, 2025, January 31, 2024, and January 31, 2023, respectively.
The weighted-average grant date fair values of all options granted was $321.98, $126.16, and $116.26 per share during the fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023, respectively. The total intrinsic value of all options exercised was $170.4 million, $190.1 million, and $166.8 million during the fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023, respectively.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The aggregate intrinsic value of stock options outstanding as of January 31, 2025, January 31, 2024, and January 31, 2023 was $485.3 million, $496.7 million, and $279.4 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options, multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 3.6 years, 4.3 years, and 5.0 years as of January 31, 2025, January 31, 2024, and January 31, 2023, respectively.
Total unrecognized stock-based compensation expense related to unvested options was $8.0 million as of January 31, 2025. This expense is expected to be amortized over a weighted-average vesting period of 1.8 years.
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
Total unrecognized stock-based compensation expense related to unvested RSUs was $2.1 billion as of January 31, 2025. This expense is expected to be amortized over a weighted-average vesting period of 2.7 years.
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
Total unrecognized stock-based compensation expense related to unvested PSUs was $61.0 million as of January 31, 2025, which reflects the Company's updated assessment of the likelihood of satisfying the performance conditions. This expense is expected to be amortized over a weighted-average vesting period of 1.1 years.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Total unrecognized stock-based compensation expense related to the unvested portion of the Special PSU Awards was $11.2 million as of January 31, 2025. This expense is expected to be amortized over a weighted-average vesting period of 1.1 years.
The following table is a summary of RSUs, PSUs, and the Special PSU Awards activities for the fiscal year ended January 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2024	10,968	$167.84
Granted	5,122	$306.50
Released	(4,552)	$171.25
Performance adjustment (1)	245	$132.83
Forfeited	(759)	$205.25
RSUs and PSUs outstanding at January 31, 2025	11,024	$227.55
RSUs and PSUs expected to vest at January 31, 2025(2)	10,454	$228.49
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
The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares is 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP allows for up to one increase in contribution during each purchase period. If an employee elects to increase his or her contribution, the Company treats this as an accounting modification. The ESPP also offers a two-year look-back feature, as well as a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
current offering period. During the fiscal years ended January 31, 2025 and January 31, 2023, there were ESPP rollovers because the Company’s closing stock price on the purchase date was lower than the Company’s closing stock price on the first day of the offering periods. As a result, these offering dates were rolled over to new 24-month offering periods through December 10, 2026, and December 12, 2024, respectively. These rollovers were accounted for as a modification to the original offerings. The total incremental expense as a result of the rollover and contribution modifications was $12.4 million and $58.6 million, respectively, which will be recognized over the new or remaining offering periods. There were no ESPP rollovers during the fiscal year ended January 31, 2024. Total incremental expense as a result of contribution modifications during the fiscal year ended January 31, 2024 was $7.3 million, which will be recognized over the remaining offering periods.
Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued as of January 31, 2025 and January 31, 2024 totaled $33.2 million and $22.3 million, respectively, and are included within accrued payroll and benefits in the consolidated balance sheets.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of employee stock purchase rights granted under the Company’s ESPP:

Year Ended January 31,
	2025	2024	2023
Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Risk-free interest rate	3.4% – 5.3%	0.2% – 5.3%	0.1% – 4.7%
Expected stock price volatility	40.8% – 59.8%	40.8% – 61.2%	39.6% – 67.4%
Dividend yield	—%	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense included in the consolidated statements of operations is as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
Subscription cost of revenue	$73,592	$43,886	$32,091
Professional services cost of revenue	31,126	22,302	15,692
Sales and marketing	235,499	175,808	151,919
Research and development	337,620	205,896	174,711
General and administrative	187,584	183,627	152,091
Total stock-based compensation expense	$865,421	$631,519	$526,504
9. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service (in thousands, except percentages):

	Year Ended January 31,
	2025		2024		2023
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
United States	$2,682,942	68%	$2,088,054	68%	$1,563,567	70%
Europe, Middle East, and Africa	619,483	16%	467,928	15%	327,929	15%
Asia Pacific	402,453	10%	315,524	10%	228,124	10%
Other	248,746	6%	184,049	7%	121,616	5%
Total revenue	$3,953,624	100%	$3,055,555	100%	$2,241,236	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the fiscal years ended January 31, 2025, January 31, 2024, and January 31, 2023.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $2,251.3 million and $1,718.5 million for the fiscal years ended January 31, 2025 and January 31, 2024, respectively, which was included in the corresponding contract liability balance at the beginning of the period.
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
Changes in deferred revenue were as follows (in thousands):

	Year Ended January 31,
	2025	2024
Beginning balance	$3,054,099	$2,355,113
Additions to deferred revenue	4,628,202	3,754,541
Recognition of deferred revenue	(3,953,624)	(3,055,555)
Ending balance	$3,728,677	$3,054,099
Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years, and most subscription contracts are non-cancellable. Customers generally have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of January 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $6.5 billion. The Company expects to recognize approximately 53% of the remaining performance obligations in the 12 months following January 31, 2025 and 42% of the remaining performance obligations between 13 to 36 months, with the remainder to be recognized thereafter.
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
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to referral partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years, while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of five months. Commissions are included in sales and marketing expense in the consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the year ended January 31, 2025.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Year Ended January 31,
	2025	2024
Beginning balance	$582,303	$447,088
Capitalization of contract acquisition costs	584,484	374,116
Amortization of deferred contract acquisition costs	(318,837)	(238,901)
Ending balance	$847,950	$582,303

Deferred contract acquisition costs, current	$347,042	$246,370
Deferred contract acquisition costs, noncurrent	500,908	335,933
Total deferred contract acquisition costs	$847,950	$582,303
10. Commitments and Contingencies
July 19 Incident
On July 19, 2024, the Company released a content configuration update for its Falcon sensor that resulted in system crashes for certain Windows systems (the “July 19 Incident”). The Company is subject to a number of legal proceedings in connection with the July 19 Incident, including:
•On July 30, 2024, a putative class action lawsuit was filed against the Company and certain of the Company’s officers in federal court in the Western District of Texas alleging violations of federal securities laws, including that the defendants made false or misleading statements. The complainants seek certification of a class of all persons who purchased or otherwise acquired the Company’s securities during specified periods of time and are seeking unspecified monetary damages, costs and attorneys’ fees. On January 21, 2025, an amended complaint was filed.
•On August 5, 2024, a putative class action lawsuit was filed against CrowdStrike, Inc. in federal court in the Western District of Texas alleging, among other things, negligence and violations of the California Unfair Competition Law. The complainants seek certification of a nationwide class, as well as sub-classes of certain California, Ohio, and Pennsylvania citizens, who had a flight delayed or canceled during a specified period of time and are seeking unspecified monetary damages, certain injunctive relief, costs and attorneys’ fees. On November 6, 2024, this lawsuit was consolidated with the August 19, 2024 lawsuit described below, and interim class counsel was appointed. On December 6, 2024, a consolidated class action complaint was filed. On February 4, 2025, CrowdStrike, Inc. filed a motion to dismiss the complaint.
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
•On September 4, September 11, and September 20, 2024, three derivative lawsuits were filed against certain of the Company’s officers and directors, and against the Company as nominal defendant, in federal court in the Western District of Texas alleging breach of fiduciary duty under Delaware law and violations of federal securities laws, including that the defendants made false or misleading statements in violation of Sections 10(b) and 14(a) of the Exchange Act and SEC Rules 10b-5 and 14a-9. One of the lawsuits also brings a claim against certain of the defendants for contribution under Sections 10(b) and 21D of the Exchange Act. The complainants seek monetary and non-monetary relief purportedly on behalf of the Company. On November 21, 2024, all three cases were consolidated and stayed pending resolution of the putative securities class action described above.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
•On October 25, 2024, Delta Airlines, Inc. (“Delta”) filed a complaint against CrowdStrike, Inc. in the Superior Court for Fulton County, Georgia, alleging, among other things, computer trespass, trespass to personalty, breach of contract, intentional misrepresentation/fraud by omission, strict-liability product defect, gross negligence, and deceptive and unfair business practices. Delta is seeking unspecified monetary damages, attorneys’ fees and unspecified punitive damages. The matter has been transferred to the Metro Atlanta Business Case Division. On December 16, 2024, CrowdStrike, Inc. filed a motion to dismiss.
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
Amounts accrued and expenses incurred, net of insurance receivable recorded, relating to the July 19 Incident during fiscal years ended January 31, 2025 were as follows (in thousands):

Amounts
Balance at January 31, 2024	$—
Expenses incurred, net of insurance receivable recorded (1)	60,062
Payments made / cash received	(38,917)
Balance at January 31, 2025	$21,145
(1)    These expenses were included in the Company’s consolidated statements of operations as sales and marketing expenses, research and development expenses, and general and administrative expenses. Accruals were recorded in accrued expenses in the Company’s consolidated balance sheets. Insurance receivable was recorded in prepaid expenses and other current assets in the Company’s consolidated balance sheets.
In addition to customer commitment packages, the Company has made an immaterial amount of settlement offers to certain customers in response to the July 19 Incident. These amounts are, or will be, entirely offset by recoveries under the Company’s insurance policies. Accordingly, there is no impact on the Company’s consolidated statement of operations for the fiscal year ended January 31, 2025. The customer payables and insurance receivables were recorded as accrued expenses and as prepaid expenses and other current assets in the Company’s consolidated balance sheet as of January 31, 2025, respectively.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
Purchase Obligations
In the normal course of business, the Company enters into non-cancellable purchase commitments with various parties to purchase products and services such as data center capacity, advertising, technology, equipment, office renovations, corporate events, and consulting services. A summary of non-cancellable purchase obligations in excess of one year as of January 31, 2025, with expected date of payment is as follows (in thousands):

Total Commitments
Fiscal 2026	$491,027
Fiscal 2027	541,433
Fiscal 2028	558,559
Fiscal 2029	581,474
Fiscal 2030	432,481
Thereafter	87,058
Total purchase commitments	$2,692,032
Unfunded Loan Commitments
The Company provides financing arrangements for certain qualified end-users to purchase its products and services. When the Company enters into these financing arrangements with the end-users, the funds provided by the Company for the sales transactions do not always occur immediately upon signing, depending on the terms of the arrangements. The Company estimates an allowance for credit losses on these off-balance sheet credit exposures at each reporting period on the contractual period over which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. As of January 31, 2025, the Company had non-cancellable unfunded commitments totaling approximately $94.2 million.
Warranties and Indemnification
The Company’s cloud computing services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s online help documentation under normal use and circumstances. In addition, for its Falcon Complete customers, the Company offers a limited warranty, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. The Company has entered into an insurance policy to reduce its potential liability arising from such limited warranty arrangements. The Company’s customer arrangements generally include certain provisions for indemnifying customers against losses suffered or incurred as a result of third-party claims that the Company’s products or services infringe a third party’s intellectual property rights. From time to time, the Company has also agreed to certain other indemnifications and warranties. The Company has not incurred any material costs because of such obligations and has not accrued any liabilities related to such obligations in the consolidated financial statements as of January 31, 2025 or January 31, 2024.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of January 31, 2025 or January 31, 2024.
11. Geographic Information
The Company’s property and equipment, net and operating lease right-of-use assets, are summarized by geographic area as follows (in thousands):

	January 31,
	2025	2024
United States	$688,766	$539,580
Germany	88,443	84,488
Other countries	54,194	44,315
Total property and equipment, net and operating lease right-of-use assets	$831,403	$668,383
12. Acquisitions
Adaptive Shield
On November 20, 2024, the Company acquired 100% of the equity interest of A.S. Adaptive Shield Ltd. (“Adaptive Shield”), a SaaS-based cybersecurity company that offers customers comprehensive SaaS security posture management solutions.
The acquisition has been accounted for as a business combination. The total consideration transferred consisted of $213.7 million in cash, net of $13.7 million of cash acquired, and $0.7 million representing the fair value of replacement equity awards attributable to pre-acquisition service. The remaining fair value of these replacement awards attributed to post-combination service was excluded from the purchase price. The purchase price was allocated on a preliminary basis, subject to working capital adjustment and continuing management analysis, to identifiable intangible assets, which include developed technology and customer relationships of $31.1 million, net tangible liabilities acquired of $7.7 million, and goodwill of $191.0 million, which was allocated to the Company’s one reporting unit and represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The goodwill was primarily attributable to the assembled workforce of Adaptive Shield, planned growth in new markets, and synergies expected to be achieved from the integration of Adaptive Shield. Goodwill is not deductible for income tax purposes.
Per the terms of the share purchase agreement with Adaptive Shield, certain unvested stock options held by Adaptive Shield employees were canceled and exchanged for replacement stock options under the 2019 Plan. Additionally, certain shares of Adaptive Shield stock held by Adaptive Shield employees were exchanged for shares of the Company’s common stock, subject to service-based vesting and other conditions. Further, the Company granted RSUs and PSUs under the 2019 Plan to certain continuing employees. The awards that are subject to continued service are recognized ratably as stock-based compensation cost over the requisite service period. The awards that are subject to both continued service and specified performance targets are recognized over the requisite service period when it is probable that the performance condition will be satisfied.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful Life
		(in months)
Developed technology	$23,600	72
Customer relationships	7,500	72
Total intangible assets acquired	$31,100
Acquisition costs incurred during the fiscal year ended January 31, 2025 were $2.7 million and are recorded in general and administrative expenses on the Company’s consolidated statements of operations.
The results of operations for the acquisition have been included in the Company’s consolidated financial statements from the date of acquisition. The acquisition of Adaptive Shield did not have a material impact on the Company’s consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
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
Per the terms of the share purchase agreement with Flow Security, certain unvested stock options held by Flow Security employees were canceled and exchanged for replacement stock options under the 2019 Plan. Additionally, certain shares of Flow Security stock held by Flow Security employees were exchanged for the right to receive shares of the Company’s common stock, subject to service-based vesting and other conditions. Further, the Company granted RSUs and PSUs under the 2019 Plan to certain continuing employees. The awards that are subject to continued service are recognized ratably as stock-based compensation cost over the requisite service period. The awards that are subject to both continued service and specified performance targets are recognized over the requisite service period when it is probable that the performance condition will be satisfied.
Acquisition costs incurred during the fiscal year ended January 31, 2025 were $3.2 million and are primarily recorded in general and administrative expenses on the Company’s consolidated statements of operations.
The results of operations for the acquisition have been included in the Company’s consolidated financial statements from the date of acquisition. The acquisition of Flow Security did not have a material impact on the Company’s consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
Bionic
On September 28, 2023, the Company acquired 100% of the equity interest of Bionic Stork, Ltd. (“Bionic”), a privately-held company that provides an Application Security Posture Management platform designed to proactively reduce and mitigate security, data privacy, and operational risks by analyzing application architecture and dependencies that run in production.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
Per the terms of the share purchase agreement with Bionic, certain unvested stock options held by Bionic employees were canceled and exchanged for replacement stock options under the 2019 Plan. Additionally, certain shares of Bionic stock held by Bionic employees were exchanged for shares of the Company’s common stock, subject to service-based vesting and other conditions. Further, the Company granted RSUs and PSUs under the 2019 Plan to certain continuing employees. The awards that are subject to continued service are recognized ratably as stock-based compensation expense over the requisite service period. The awards that are subject to both continued service and specified performance targets are recognized over the requisite service period when it is probable that the performance condition will be satisfied.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful Life
		(in months)
Developed technology	$29,900	72
Customer relationships	5,000	96
Total intangible assets acquired	$34,900
Acquisition costs incurred during the fiscal year ended January 31, 2025 were immaterial.
The results of operations for the acquisition have been included in the Company’s consolidated financial statements from the date of acquisition. The acquisition of Bionic did not have a material impact on the Company’s consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
13. Net Income (Loss) Per Share Attributable to Common Stockholders
Basic and diluted net income (loss) per share attributable to CrowdStrike’s common stockholders is computed in conformity with the two-class method required for participating securities. Basic net income (loss) per share attributable to CrowdStrike common stockholders is computed by dividing the net income (loss) attributable to CrowdStrike by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to CrowdStrike common stockholders is calculated by dividing net income by the combination of the weighted-average number of common shares outstanding and the effect of the weighted-average number of dilutive common share equivalents during the period. The dilutive potential shares of common stock are comprised of outstanding stock options, RSUs, PSUs, Special PSUs, ESPP obligations, and founders’ holdbacks, and are computed using the treasury stock method. The effects of the outstanding stock options, RSUs, PSUs, Special PSUs, ESPP obligations, and founders holdbacks are excluded from the computation of the diluted net income per share in periods in which the effect would be anti-dilutive. Diluted net loss per share is the same as basic net loss per share for the fiscal year ended January 31, 2025 and January 31, 2023 because the effects of potentially dilutive items were antidilutive given the Company’s net loss position during fiscal year ended January 31, 2025 and January 31, 2023.
The rights of the holders of Class A and Class B common stock are identical, except with the respect to voting and conversion rights. As such, the undistributed earnings are allocated equally to each share of common stock without class distinction and the resulting basic and diluted net income (loss) per share attributable to CrowdStrike common stockholders are the same for shares of Class A and Class B common stock. On December 11, 2024, all of the Company’s outstanding shares of Class B common stock were automatically converted into an equal number of shares of Class A common stock pursuant to the provisions of the Amended and Restated Certificate of Incorporation.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to CrowdStrike common stockholders (in thousands, except per share data):

	Year Ended January 31,
	2025	2024	2023
Numerator:
Net income (loss) attributable to CrowdStrike	$(19,271)	$89,327	$(183,245)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders, basic	244,750	238,637	233,139
Dilutive effect of common stock equivalents	—	4,998	—
Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders, dilutive	244,750	243,635	233,139
Net income (loss) per share attributable to CrowdStrike common stockholders, basic	$(0.08)	$0.37	$(0.79)
Net income (loss) per share attributable to CrowdStrike common stockholders, diluted	$(0.08)	$0.37	$(0.79)
The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Year Ended January 31,
	2025	2024	2023
RSUs and PSUs subject to future vesting	10,454	3,125	10,050
Shares of common stock issuable from stock options	1,217	1	2,869
Share purchase rights under the Employee Stock Purchase Plan	742	411	4,481
Potential common shares excluded from diluted net income (loss) per share	12,413	3,537	17,400
The above table excludes founder holdbacks related to business combinations where a variable number of shares will be issued upon vesting to settle a fixed monetary amount of $18.4 million, contingent upon continued employment with the Company. The share price will be determined based on the Company’s average stock price or the volume weighted average stock price five days prior to each vesting date. During the fiscal year ended January 31, 2025, 10,780 shares were issued to settle founder holdbacks at a weighted average price of $329.82 per share.
As of January 31, 2025, the above table also excludes 575,747 outstanding shares of in progress PSUs and Special PSUs where pre-defined targets have not yet been achieved.
14. Segment Information
CrowdStrike’s Chief Operating Decision Maker (“CODM”), the Chief Executive Officer, manages the Company’s business activities as a single operating and reportable segment at the consolidated level. Accordingly, the CODM uses consolidated net income (loss) to measure segment profit or loss, evaluate financial performance, and allocate resources. Consolidated net income (loss) is evaluated on a monthly basis by comparing actual results against budgeted or forecasted net income (loss), facilitating the analysis of the Company’s financial trends.
Significant expenses within net income (loss) include cost of revenue for subscription and professional services, sales and marketing expenses, research and development expenses, and general and administrative expenses. Other segment items within net income (loss) include interest expense, interest income, other income, net, and provision for income taxes, which are each separately disclosed and presented in the consolidated statements of operations.
See Note 9 for additional information about the Company’s revenue by geographic region, and Note 11 for additional information about the Company’s property and equipment, net and operating lease right-of-use assets by geographic region.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2025. The effectiveness of our internal control over financial reporting as of January 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
During the three months ended January 31, 2025, certain of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted a “Rule 10b5-1 trading arrangement” (as defined in Regulation S-K Item 408) for the sale of shares of our Class A common stock, as set forth below, in amounts and prices determined in accordance with a formula set forth in each such plan:

Plans
Name and Title	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Number of Shares to be Sold	Expiration(4)
Gerhard Watzinger, Chairman	Adoption	December 6, 2024	X		Up to 60,500	Earlier of the date when all shares under the plan are sold and April 1, 2026.
Shawn Henry, Chief Security Officer	Adoption	December 18, 2024	X		Up to 54,333(3)	Earlier of when all shares under the plan are sold and March 24, 2026.
Johanna Flower, Director	Adoption	January 16, 2025	X		Up to 10,394	Earlier of when all shares under the plan are sold and April 17, 2026.
(1) Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(3) Intended to permit Mr. Henry to sell (i) 21,330 shares subject to RSUs and (ii) 33,003 shares subject to PSUs. The actual number of shares subject to PSUs that may be sold is subject to the satisfaction of the applicable performance conditions and may be equal to, greater than or less than 33,003 shares.
(4) Each as subject to further early termination for certain specified events as set forth therein.
No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.
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

The information otherwise required by this Item will be included in our definitive proxy statement for our 2025 annual meeting of stockholders (the “2025 Proxy Statement”), which will be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2025, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to our 2025 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our 2025 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our 2025 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to our 2025 Proxy Statement.
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
ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38933	3.1	June 14, 2019
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	10-Q	001-38933	3.2	November 27, 2024
3.3	Certificate of Retirement of Class B common stock.	8-K	001-38933	3.1	December 13, 2024
4.1	Amended and Restated Stockholders Agreement among the Registrant and certain holders of its capital stock, dated as of June 21, 2018, as amended on September 25, 2018 and April 17, 2019.	S-1	333-231461	4.1	May 14, 2019
4.2	Amended and Restated Registration Rights Agreement among the Registrant and certain holders of its capital stock, dated as of June 21, 2018.	S-1	333-231461	4.2	May 14, 2019
4.3	Class A common stock certificate of the Registrant.	S-1/A	333-231461	4.3	May 29, 2019
4.4	Description of Registrant’s securities.					X
4.5	Indenture dated as of January 20, 2021, between CrowdStrike Holdings, Inc. and U.S. Bank National Association, as trustee	8-K	001-38933	4.1	January 20, 2021
4.6	First Supplemental Indenture, dated as of January 20, 2021, between CrowdStrike Holdings, Inc. and U.S. Bank National Association, as trustee	8-K	001-38933	4.2	January 20, 2021
4.7	Form of 3.000% Senior Notes due 2029 (included in Exhibit 4.9)	8-K	001-38933	4.2	January 20, 2021
4.8
Second Supplemental Indenture, dated as of January 10, 2025, by and among CrowdStrike Holdings, Inc., CrowdStrike Financial Services, Inc. and U.S. Bank Trust Company, National Association, as successor to U.S. Bank National Association, as trustee
						X
10.1†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-231461	10.1	May 14, 2019
10.2†	2019 Equity Incentive Plan and related form agreement.	S-1/A	333-231461	10.2	May 29, 2019
10.3†	Form of Global Restricted Stock Unit Agreement Outside Directors – Annual Grant under the Company’s 2019 Equity Incentive Plan	10-Q	001-38933	10.1	September 3, 2020
10.4†	Form of Global Restricted Stock Unit Agreement Outside Directors – Initial Grant under the Company’s 2019 Equity Incentive Plan	10-K	001-38933	10.4	March 18, 2021
10.5†	CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan Global Performance Unit Agreement	10-Q	001-38933	10.1	June 3, 2020
10.6†	Amended and Restated 2011 Stock Incentive Plan and related form agreements.	S-1	333-231461	10.4	May 14, 2019
10.7†	Amended and Restated 2019 Employee Stock Purchase Plan and related form agreements.	10-Q	001-38933	10.2	September 1, 2021
10.8†	CrowdStrike Holdings, Inc. Corporate Incentive Plan.	10-Q	001-38933	10.1	June 1, 2023
10.9†	Outside Director Compensation Policy, as amended on June 19, 2024.	10-Q	001-38933	10.1	August 29, 2024
10.10†	Employment Agreement between the Registrant and George Kurtz, dated as of November 18, 2011.	S-1	333-231461	10.6	May 14, 2019
10.11†	Offer Letter between the Registrant and Burt W. Podbere, dated as of August 10, 2015.	S-1	333-231461	10.8	May 14, 2019
10.12	Office Lease Agreement between EQC Capitol Tower Property LLC and CrowdStrike, Inc., dated April 20, 2018.	10-K	001-38933	10.18	March 16, 2022

10.13	First Amendment to Office Lease Agreement between EQC Capitol Tower Property LLC and CrowdStrike, Inc., dated June 6, 2019.	10-K	001-38933	10.19	March 16, 2022
10.14	Amended and Restated Credit Agreement dated as of January 4, 2021, as amended on January 6, 2022 among CrowdStrike Holdings, Inc., as guarantor, CrowdStrike, Inc. as borrower, and Silicon Valley Bank and the other lenders party thereto.	10-K	001-38933	10.20	March 16, 2022
10.15†	Amended and Restated Performance Unit Agreement with George Kurtz, dated September 1, 2021, under the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan.	10-Q	001-38933	10.4	September 1, 2021
10.16†	Change in Control and Severance Agreement, dated as of September 1, 2021, by and between CrowdStrike Holdings, Inc. and George Kurtz.	10-Q	001-38933	10.3	September 1, 2021
10.17†	Performance Unit Agreement with Burt Podbere, dated January 12, 2022, under the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan.	8-K	001-38933	10.1	January 14, 2022
10.18†	Offer Letter between the Registrant and Shawn Henry, dated as of March 4, 2012.	10-Q	001-38933	10.2	June 4, 2021
10.19	Second Amendment to Office Lease between EQC Capitol Tower Property LLC and CrowdStrike, Inc., dated January 19, 2023	10-K	001-38933	10.26	March 9, 2023
10.20†	CrowdStrike, Inc. Deferred Compensation Plan Adoption Agreement, dated May 4, 2023.	10-K	001-38933	10.20	March 7, 2024
10.21†	CrowdStrike, Inc, Deferred Compensation Plan, dated January 1, 2023.	10-K	001-38933	10.21	March 7, 2024
10.22†	Offer Letter between CrowdStrike, Inc. and Michael Sentonas, dated as of March 22, 2021.	10-Q	001-38933	10.1	June 5, 2024
19.1	Insider Trading Policy					X
21.1	List of Subsidiaries of the Registrant.					X
22.1	List of Subsidiary Guarantors					X
23.1	Consent of PricewaterhouseCoopers LLC, independent registered public accounting firm.					X
24.1	Power of Attorney (reference is made to the signature page hereto).					X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Recovery Policy	10-K	001-38933	97.1	March 7, 2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document	X
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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of March 10, 2025.

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

Signature	Title	Date

/s/ George Kurtz	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 10, 2025
George Kurtz

/s/ Burt W. Podbere	Chief Financial Officer (Principal Financial Officer)	March 10, 2025
Burt W. Podbere

/s/ Anurag Saha	Chief Accounting Officer (Principal Accounting Officer)	March 10, 2025
Anurag Saha

/s/ Gerhard Watzinger	Chairman of the Board of Directors	March 10, 2025
Gerhard Watzinger

/s/ Cary J. Davis	Director	March 10, 2025
Cary J. Davis

/s/ Denis J. O’Leary	Director	March 10, 2025
Denis J. O’Leary

/s/ Godfrey R. Sullivan	Director	March 10, 2025
Godfrey R. Sullivan

/s/ Johanna Flower	Director	March 10, 2025
Johanna Flower

/s/ Laura J. Schumacher	Director	March 10, 2025
Laura J. Schumacher

/s/ Roxanne S. Austin	Director	March 10, 2025
Roxanne S. Austin

/s/ Sameer K. Gandhi	Director	March 10, 2025
Sameer K. Gandhi