Form 10-Q
period 2025-04-30
CrowdStrike Holdings, Inc.
filed 2025-06-04
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑
As of May 29, 2025, the number of shares of the registrant’s common stock outstanding was  249,248,174 .

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
•sufficiency of cash and cash equivalents, cash flow from operations, and our revolving credit facility to meet cash needs for at least the next 12 months;
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
•the July 19 Incident (as defined below), including potential or anticipated developments, our remediation and other efforts in connection with the incident, the outcome of lawsuits, claims and inquiries related to the incident, our customer commitment packages, and the effect on our customer and partner relationships and our business, results of operations and financial condition; and
•the expected benefits of the Plan (as defined below).
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CrowdStrike Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	April 30,	January 31,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$4,614,153	$4,323,295
Accounts receivable, net of allowance for credit losses of $2.7 million and $2.8 million as of April 30, 2025 and January 31, 2025, respectively	808,694	1,128,564
Deferred contract acquisition costs, current	351,805	347,042
Prepaid expenses and other current assets	296,146	314,444
Total current assets	6,070,798	6,113,345
Strategic investments	71,339	72,544
Property and equipment, net	826,069	788,640
Operating lease right-of-use assets	39,190	42,763
Deferred contract acquisition costs, noncurrent	496,045	500,908
Goodwill	913,285	912,805
Intangible assets, net	125,486	133,114
Other long-term assets	178,150	137,459
Total assets	$8,720,362	$8,701,578
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,404	$130,887
Accrued expenses	166,770	191,349
Accrued payroll and benefits	286,607	319,243
Operating lease liabilities, current	11,964	13,811
Deferred revenue	2,747,137	2,733,005
Other current liabilities	53,652	72,755
Total current liabilities	3,282,534	3,461,050
Long-term debt	744,355	743,983
Deferred revenue, noncurrent	1,024,258	995,672
Operating lease liabilities, noncurrent	29,079	31,107
Other liabilities, noncurrent	149,122	150,849
Total liabilities	5,229,348	5,382,661
Commitments and contingencies (Note 9)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of April 30, 2025 and January 31, 2025; no shares issued and outstanding as of April 30, 2025 and January 31, 2025.	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of April 30, 2025 and January 31, 2025; 249,074 shares and 247,872 shares issued and outstanding as of April 30, 2025 and January 31, 2025, respectively; Class B common stock, $0.0005 par value; 92,364 shares authorized as of April 30, 2025 and January 31, 2025; 0 shares issued and outstanding as of April 30, 2025 and January 31, 2025.	125	124
Additional paid-in capital	4,633,211	4,367,070
Accumulated deficit	(1,188,314)	(1,078,107)
Accumulated other comprehensive income (loss)	5,855	(9,593)
Total CrowdStrike Holdings, Inc. stockholders’ equity	3,450,877	3,279,494
Non-controlling interest	40,137	39,423
Total stockholders’ equity	3,491,014	3,318,917
Total liabilities and stockholders’ equity	$8,720,362	$8,701,578
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Revenue
Subscription	$1,050,768	$872,172
Professional services	52,666	48,864
Total revenue	1,103,434	921,036

Cost of revenue
Subscription	242,374	189,657
Professional services	46,769	35,346
Total cost of revenue	289,143	225,003

Gross profit	814,291	696,033

Operating expenses
Sales and marketing	439,617	350,114
Research and development	334,129	235,249
General and administrative	165,201	103,734
Total operating expenses	938,947	689,097

Income (loss) from operations	(124,656)	6,936
Interest expense	(6,715)	(6,511)
Interest income	45,380	45,850
Other income (expense), net	(3,896)	7,656

Income (loss) before provision for income taxes	(89,887)	53,931

Provision for income taxes	21,106	7,667

Net income (loss)	(110,993)	46,264
Net income (loss) attributable to non-controlling interest	(786)	3,444
Net income (loss) attributable to CrowdStrike	$(110,207)	$42,820

Net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	$(0.44)	$0.18
Diluted	$(0.44)	$0.17

Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	248,432	242,389
Diluted	248,432	250,164
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2025	2024
Net income (loss)	$(110,993)	$46,264
Other comprehensive income (loss):
Foreign currency translation adjustments	16,194	(3,089)
Unrealized loss on cash equivalents and short-term investments, net of tax	(746)	(8)
Other comprehensive income (loss)	15,448	(3,097)
Less: Comprehensive income (loss) attributable to non-controlling interest	(786)	3,444
Total comprehensive income (loss) attributable to CrowdStrike	$(94,759)	$39,723
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended April 30, 2025 and 2024
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2025	247,872	$124	$4,367,070	$(1,078,107)	$(9,593)	$39,423	$3,318,917
Issuance of common stock upon exercise of options	74	—	634	—	—	—	634
Issuance of common stock under RSU and PSU release	1,128	1	(1)	—	—	—	—
Issuance of common stock for payment of board of director fees	—	—	88	—	—	—	88
Stock-based compensation expense, net of founder revest	—	—	252,129	—	—	—	252,129
Capitalized stock-based compensation	—	—	13,291	—	—	—	13,291
Net loss	—	—	—	(110,207)	—	(786)	(110,993)
Non-controlling interest	—	—	—	—	—	1,500	1,500
Other comprehensive income	—	—	—	—	15,448	—	15,448
Balances at April 30, 2025	249,074	$125	$4,633,211	$(1,188,314)	$5,855	$40,137	$3,491,014

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2024	241,865	$121	$3,364,328	$(1,058,836)	$(1,663)	$33,139	$2,337,089
Issuance of common stock upon exercise of options	92	—	823	—	—	—	823
Issuance of common stock under RSU and PSU release	1,224	1	(1)	—	—	—	—
Issuance of common stock for founders holdbacks related to acquisitions	3	—	889	—	—	—	889
Issuance of common stock for payment of board of director fees	—	—	88	—	—	—	88
Stock-based compensation expense, net of founder revest	—	—	181,633	—	—	—	181,633
Capitalized stock-based compensation	—	—	7,966	—	—	—	7,966
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	468	—	—	—	468
Net income	—	—	—	42,820	—	3,444	46,264
Non-controlling interest	—	—	—	—	—	(3,341)	(3,341)
Other comprehensive loss	—	—	—	—	(3,097)	—	(3,097)
Balances at April 30, 2024	243,184	$122	$3,556,194	$(1,016,016)	$(4,760)	$33,242	$2,568,782
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)(unaudited)

	Three Months Ended April 30,
	2025	2024
Operating activities
Net income (loss)	$(110,993)	$46,264
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,423	42,689
Amortization of intangible assets	7,634	5,995
Amortization of deferred contract acquisition costs	102,903	74,128
Non-cash operating lease cost	4,186	3,372
Stock-based compensation expense	253,604	183,125
Deferred income taxes	(1,681)	(255)
Realized gains on strategic investments	—	(6,881)
Non-cash interest expense	1,088	874
Change in fair value of strategic investments	1,579	—
Accretion of short-term investments purchased at a discount	—	2,285
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable, net	319,871	150,249
Deferred contract acquisition costs	(102,803)	(66,480)
Prepaid expenses and other assets	(20,995)	(28,602)
Accounts payable	(83,228)	276
Accrued expenses and other liabilities	(43,763)	(16,629)
Accrued payroll and benefits	(37,848)	(17,692)
Operating lease liabilities	(4,586)	(4,531)
Deferred revenue	42,716	15,041
Net cash provided by operating activities	384,107	383,228
Investing activities
Purchases of property and equipment	(85,751)	(49,683)
Capitalized internal-use software and website development costs	(17,437)	(10,479)
Purchases of strategic investments	(374)	(1,658)
Proceeds from sales of strategic investments	3,146	10,407
Business acquisitions, net of cash acquired	—	(96,376)
Proceeds from maturities and sales of short-term investments	—	97,300
Purchases of deferred compensation investments	(1,459)	(609)
Proceeds from sales of deferred compensation investments	45	—
Net cash used in investing activities	(101,830)	(51,098)
Financing activities
Proceeds from the issuance of common stock upon exercise stock options	634	823
Distributions to non-controlling interest holders	—	(3,841)
Capital contributions from non-controlling interest holders	1,500	500
Net cash provided by (used in) financing activities	2,134	(2,518)
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	6,546	(1,917)
Net increase in cash, cash equivalents and restricted cash	290,957	327,695
Cash, cash equivalents and restricted cash at beginning of period	4,324,666	3,377,597
Cash, cash equivalents and restricted cash at end of period	$4,615,623	$3,705,292
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$4,614,153	$3,702,437
Restricted cash included in prepaid expenses and other assets	1,470	2,855
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$4,615,623	$3,705,292
Supplemental disclosure of cash flow information:
Interest paid	$11,250	$11,250
Income taxes paid, net of refunds received	17,026	7,594
Supplemental disclosure of non-cash investing and financing activities:
Net decrease in property and equipment included in accounts payable and accrued expenses	(32,212)	(17,655)
Equity consideration for acquisitions	—	468
Operating lease liabilities arising from obtaining operating right-of-use assets	—	1,759
Proceeds from sales of strategic investments not yet received	1,846	4,734
Stock-based compensation included in capitalized software development costs and fixed assets	13,291	7,966
Noncash consideration for the purchase of strategic investments	—	3,319
Noncash consideration received from sales of strategic investments	—	3,319
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2025, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three months ended April 30, 2025 are not necessarily indicative of the results to be expected for the year ending January 31, 2026 or for any other interim period or for any other future year.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 10, 2025.
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

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, accounts receivable, financing receivables, and strategic investments. The Company’s cash is placed with high-credit-quality financial institutions and issuers, and at times exceeds federally insured limits. The Company has not experienced any credit loss relating to its cash, cash equivalents, or strategic investments. The Company performs periodic credit evaluations of its customers and generally does not require collateral.
There were no channel partners or direct customers who represented 10% or more of the Company’s accounts receivable as of April 30, 2025 or January 31, 2025.
There were no channel partners or direct customers who represented 10% or more of the Company’s total revenue for each of the three months ended April 30, 2025 or 2024.
As of April 30, 2025, four end users represented 10% or more of the Company’s financing receivables, and in aggregate represented 74% of the Company’s financing receivables. As of January 31, 2025, two end users represented 10% or more of the Company’s financing receivables, and in aggregate represented 78% of the Company’s financing receivables.
Significant Accounting Policies
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2025. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three months ended April 30, 2025.
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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, a final standard on improvements to income tax disclosures. The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions and applies to all entities subject to income taxes. The new standard is effective for annual periods beginning after December 15, 2024. The Company will adopt the standard in its fourth quarter of fiscal year 2026 and is assessing the appropriate transition method.
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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	April 30, 2025				January 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents
Money market funds	$1,822,048	$—	$—	$1,822,048	$1,470,040	$—	$—	$1,470,040
U.S. Treasury securities	—	2,489,005	—	2,489,005	—	2,490,097	—	2,490,097
Other assets
Deferred compensation investments	6,594	—	—	6,594	5,496	—	—	5,496
Total assets	$1,828,642	$2,489,005	$—	$4,317,647	$1,475,536	$2,490,097	$—	$3,965,633
There were no transfers between the levels of the fair value hierarchy during the periods presented.
As of April 30, 2025 and January 31, 2025, the Company’s U.S. Treasury securities were carried at fair value and there were no material realized or unrealized gains or losses, either individually or in aggregate.
The total estimated fair value of the Company’s financing receivables approximates their carrying amounts as of April 30, 2025 and January 31, 2025. The fair value of the Company’s financing receivables is considered to be a Level 3 measurement as unobservable inputs are used in determining discounted cash flows to estimate fair value.
Strategic Investments
The Company’s investments of privately held securities as of April 30, 2025, consisted of the following (in thousands):

	Privately held equity securities	Privately held debt and other securities	Total
Initial total cost	$68,514	$1,000	$69,514
Cumulative net gains	1,825	—	1,825
Carrying amount, end of period	$70,339	$1,000	$71,339
The Company’s investments of privately held securities as of January 31, 2025, consisted of the following (in thousands):

	Privately held equity securities	Privately held debt and other securities	Total
Initial total cost	$68,140	$1,000	$69,140
Cumulative net gains	3,404	—	3,404
Carrying amount, end of period	$71,544	$1,000	$72,544
As of April 30, 2025, the cumulative net gains of $1.8 million are comprised of upward adjustments of $7.3 million, less downward adjustments and impairment of $5.5 million. As of January 31, 2025, the cumulative net gains of $3.4 million are comprised of upward adjustments of $7.3 million, less downward adjustments and impairment of $3.9 million.

Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
Unrealized losses recognized on privately held equity securities, including impairment	$(1,579)	$—
Unrealized losses, net	$(1,579)	$—

Realized gains recognized on sales of privately held equity securities	$—	$6,881
Realized gains, net	$—	$6,881
Gains (losses) on strategic investments, net	$(1,579)	$6,881

Unrealized losses recognized during the reporting period on privately held equity securities still held at the reporting date	$(1,579)	$—
Unrealized losses recognized on privately held equity securities was related to downward adjustments and impairment.
Realized gains recognized on sales of privately held equity securities reflects the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later.
3. Financing Receivables
The Company’s short-term and long term financing receivables were as follows (in thousands):

	April 30, 2025	January 31, 2025
Short-term financing receivables, gross	$35,159	$9,579
Unearned income	(5,813)	(2,339)
Allowance for credit losses	(311)	(76)
Short-term financing receivables, net	$29,035	$7,164

Long-term financing receivables, gross	$90,762	$43,235
Unearned income	(8,273)	(5,051)
Allowance for credit losses	(718)	(342)
Long-term financing receivables, net	$81,771	$37,842
The Company’s amortized cost basis of financing receivables categorized by internal risk rating and year of origination was as follows (in thousands):

	April 30, 2025			January 31, 2025
	Fiscal Year of Origination			Fiscal Year of Origination
Internal Risk Rating(1)	2026	2025	Total	2026	2025	Total
1 to 4	$51,989	$18,649	$70,638	$—	$18,413	$18,413
5 to 6	16,281	24,916	41,197	—	27,011	27,011
7 to 9	—	—	—	—	—	—
Amortized cost basis of financing receivables	$68,270	$43,565	$111,835	$—	$45,424	$45,424
(1) Internal risk ratings are determined based on the end-user’s financial condition and are categorized as 1 through 9, with the lowest rating representing the highest quality. Credit quality indicators are generally updated at least annually, or more frequently to the extent required by economic conditions.

There was no significant activity in allowance for credit losses during the three months ended April 30, 2025. There were no financing receivables during the three months ended April 30, 2024. Past due amounts on financing receivables were not material as of April 30, 2025 or January 31, 2025.
4. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2025	January 31, 2025
Data center and other computer equipment	$826,435	$755,728
Capitalized internal-use software and website development costs	295,425	265,987
Leasehold improvements	42,998	42,230
Purchased software	16,087	15,876
Furniture and equipment	11,067	10,485
Construction in progress	215,871	220,088
	1,407,883	1,310,394
Less: Accumulated depreciation and amortization	(581,814)	(521,754)
Property and equipment, net	$826,069	$788,640
Construction in progress primarily includes data center equipment purchased that has not yet been placed in service. Data center equipment that was purchased but not yet been placed into service was $175.5 million as of April 30, 2025.
Depreciation and amortization expense of property and equipment was $56.4 million and $42.7 million during the three months ended April 30, 2025 and April 30, 2024, respectively.
There was no impairment of property and equipment during the three months ended April 30, 2025 and April 30, 2024. The Company capitalized $29.5 million and $17.5 million in internal-use software and website development costs during the three months ended April 30, 2025 and April 30, 2024, respectively. Amortization expense associated with internal-use software and website development costs totaled $17.5 million and $12.8 million during the three months ended April 30, 2025 and April 30, 2024, respectively. The net book value of capitalized internal-use software and website development costs was $156.0 million and $144.0 million as of April 30, 2025 and January 31, 2025, respectively.
Intangible Assets, Net
Total intangible assets, net consisted of the following (dollars in thousands):

	April 30, 2025			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$168,482	$70,217	$98,265	53
Customer relationships	24,557	9,423	15,134	62
Intellectual property and other acquired intangible assets	15,848	3,761	12,087	109
Total	$208,887	$83,401	$125,486

	January 31, 2025			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$168,416	$63,783	$104,633	55
Customer relationships	24,502	8,454	16,048	65
Intellectual property and other acquired intangible assets	15,837	3,404	12,433	112
Total	$208,755	$75,641	$133,114
Amortization expense of intangible assets was $7.6 million and $6.0 million during the three months ended April 30, 2025 and April 30, 2024, respectively.
The estimated aggregate future amortization expense of intangible assets as of April 30, 2025 was as follows (in thousands):

Total
Fiscal 2026 (remaining nine months)	$21,799
Fiscal 2027	27,248
Fiscal 2028	26,735
Fiscal 2029	23,982
Fiscal 2030	14,605
Thereafter	11,117
Total future amortization expense	$125,486
Developed technology, customer relationships, intellectual property and other acquired intangible assets are amortized over their estimated useful lives, generally on a straight-line basis, for periods ranging from 2 to 20 years.
Goodwill
The change in goodwill during the three months ended April 30, 2025 consisted of the following (in thousands):

Amounts
Goodwill as of January 31, 2025	$912,805
Foreign currency translation	480
Goodwill as of April 30, 2025	$913,285
Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following (in thousands):

	April 30, 2025	January 31, 2025
Accrued commissions	$108,560	$174,322
Employee Stock Purchase Plan	70,698	33,214
Accrued payroll and related expenses	65,931	69,197
Accrued bonuses	41,418	42,510
Accrued payroll and benefits	$286,607	$319,243

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
On January 6, 2022, the Company modified the A&R Credit Agreement (the “Amended A&R Credit Agreement”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto. There were no changes to the borrowing amounts or maturity date. Under the Amended A&R Credit Agreement, revolving loans are Alternate Base Rate (“ABR”) Loans. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect on such day plus 0.50%, and (c) the Term Secured Overnight Finance Rate (the “Term SOFR”) for a one-month tenor in effect on such day plus 1.00%, in each case plus a margin between (0.25)% and 0.25%, depending on the senior secured leverage ratio. The Company will be charged a commitment fee of 0.15% to 0.25% per year for committed but unused amounts, depending on the senior secured leverage ratio. The financial covenants require the Company to maintain a minimum consolidated interest coverage ratio of 3.00:1.00 and a maximum total leverage ratio of 5.50:1.00 stepping down to 3.50:1.00 over time. The Company was in compliance with all of its financial covenants as of April 30, 2025.
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
No amounts were outstanding under the Amended A&R Credit Agreement as of April 30, 2025 or January 31, 2025.
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

The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs, and accretion of debt discount was $6.0 million during the three months ended April 30, 2025 and 2024.
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
As of April 30, 2025, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.
Based on the trading prices of the Senior Notes, the fair value of the Senior Notes was approximately $698.1 million and $688.4 million as of April 30, 2025 and January 31, 2025, respectively. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.
6. Income Taxes
The Company recognized income tax expense of $21.1 million and $7.7 million for the three months ended April 30, 2025 and April 30, 2024, respectively. The tax expense for the three months ended April 30, 2025 and April 30, 2024 was primarily attributable to income taxes on earnings and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business. The Company’s effective tax rates of (23.5)% and 14.2% for the three months ended April 30, 2025 and April 30, 2024, respectively, are primarily due to income taxes in U.S. and foreign jurisdictions, withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business, and valuation allowance in the U.S. and certain foreign jurisdictions where the Company does not benefit from losses and tax credits.
Total gross unrecognized tax benefits were $123.9 million and $117.5 million as of April 30, 2025 and January 31, 2025, respectively, which is primarily attributable to research and development credits. As of April 30, 2025 and January 31, 2025, approximately $55.4 million and $54.8 million, respectively of unrecognized tax benefits, which, if recognized, would affect the Company’s effective tax rate due to the full valuation allowance. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of the income tax provision in the condensed consolidated statements of operations. The Company had incurred $3.7 million and $3.0 million of interest and penalties related to unrecognized tax benefits as of April 30, 2025 and January 31, 2025.
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
There were no stock options granted during the three months ended April 30, 2025. Stock options granted during the three months ended April 30, 2024 were immaterial.
The following table is a summary of stock option activity for the three months ended April 30, 2025:

	Number of Shares	Weighted-Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2025	1,251	$10.23
Exercised	(74)	$8.54
Canceled	(1)	$25.18
Options outstanding at April 30, 2025	1,176	$10.33
Options vested and expected to vest at April 30, 2025	1,176	$10.33
Options exercisable at April 30, 2025	1,148	$10.07
There were no options that were unvested and exercisable as of April 30, 2025.
The aggregate intrinsic value of options vested and exercisable was $480.9 million and $472.3 million as of April 30, 2025 and January 31, 2025, respectively. The weighted-average remaining contractual term of options vested and exercisable was 3.3 years and 3.5 years as of April 30, 2025 and January 31, 2025, respectively.
The weighted-average grant date fair values of all options granted was none and $325.22 per share during the three months ended April 30, 2025 and April 30, 2024, respectively. The total intrinsic value of all options exercised was $26.7 million and $28.5 million during the three months ended April 30, 2025 and April 30, 2024, respectively.
The aggregate intrinsic value of stock options outstanding as of April 30, 2025 and January 31, 2025 was $492.5 million and $485.3 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 3.4 years and 3.6 years as of April 30, 2025 and January 31, 2025, respectively.

Total unrecognized stock-based compensation expense related to unvested options was $6.5 million as of April 30, 2025. This expense is expected to be amortized over a weighted-average vesting period of 1.7 years.
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
Total unrecognized stock-based compensation expense related to unvested RSUs was $2.1 billion as of April 30, 2025. This expense is expected to be amortized over a weighted-average vesting period of 2.6 years.
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
Total unrecognized stock-based compensation expense related to unvested PSUs was $206.3 million as of April 30, 2025, which reflects the Company's updated assessment of the likelihood of satisfying the performance conditions. This expense is expected to be amortized over a weighted-average vesting period of 1.3 years.
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
Total unrecognized stock-based compensation expense related to the unvested portion of the Special PSU Awards was $8.5 million as of April 30, 2025. This expense is expected to be amortized over a weighted-average vesting period of 1.0 year.

The following table is a summary of RSUs, PSUs and the Special PSU Awards activities for the three months ended April 30, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2025	11,024	$227.55
Granted	1,102	$383.41
Released	(1,128)	$216.62
Performance adjustment (1)	(55)	$296.43
Forfeited	(119)	$229.12
RSUs and PSUs outstanding at April 30, 2025	10,824	$244.20
RSUs and PSUs expected to vest at April 30, 2025 (2)	10,217	$241.86
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
Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued as of April 30, 2025 and January 31, 2025 totaled $70.7 million and $33.2 million, respectively, and are included within accrued payroll and benefits in the condensed consolidated balance sheets.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of employee stock purchase rights granted under the Company’s ESPP:

Three Months Ended April 30,
	2025	2024
Expected term (in years)	0.5 – 2.0	0.5 – 2.0
Risk-free interest rate	3.4% – 5.3%	0.2% – 5.3%
Expected stock price volatility	40.8% – 59.8%	40.8% – 61.2%
Dividend yield	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
Subscription cost of revenue	$24,091	$13,916
Professional services cost of revenue	9,634	6,273
Sales and marketing	65,185	52,258
Research and development	107,292	66,742
General and administrative	47,402	43,936
Total stock-based compensation expense	$253,604	$183,125
8. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service (in thousands, except percentages):

	Three Months Ended April 30,
	2025		2024
	Amount	% Revenue	Amount	% Revenue
United States	$741,852	67%	$630,026	68%
Europe, Middle East, and Africa	176,442	16%	141,612	15%
Asia Pacific	112,827	10%	93,462	10%
Other	72,313	7%	55,936	7%
Total revenue	$1,103,434	100%	$921,036	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the three months ended April 30, 2025 and April 30, 2024.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $950.9 million and $792.2 million for the three months ended April 30, 2025 and April 30, 2024, respectively, which was included in the corresponding contract liability balance at the beginning of the period.
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

Changes in deferred revenue were as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
Beginning balance	$3,728,677	$3,054,099
Additions to deferred revenue	1,146,152	936,316
Recognition of deferred revenue	(1,103,434)	(921,036)
Ending balance	$3,771,395	$3,069,379
Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancellable. Customers generally have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of April 30, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $6.8 billion. The Company expects to recognize approximately 52% of the remaining performance obligations in the 12 months following April 30, 2025, and 42% of the remaining performance obligations between 13 to 36 months, with the remainder to be recognized thereafter.
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
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to referral partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years, while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of five months. Commissions are included in sales and marketing expense in the condensed consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the three months ended April 30, 2025 or April 30, 2024.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended April 30,
	2025	2024
Beginning balance	$847,950	$582,303
Capitalization of contract acquisition costs	102,803	66,480
Amortization of deferred contract acquisition costs	(102,903)	(74,128)
Ending balance	$847,850	$574,655

Deferred contract acquisition costs, current	$351,805	$244,651
Deferred contract acquisition costs, noncurrent	496,045	330,004
Total deferred contract acquisition costs	$847,850	$574,655

9. Commitments and Contingencies
July 19 Incident
On July 19, 2024, the Company released a content configuration update for its Falcon sensor that resulted in system crashes for certain Windows systems (the “July 19 Incident”). The Company is subject to a number of legal proceedings in connection with the July 19 Incident, including:
•On July 30, 2024, a putative class action lawsuit was filed against the Company and certain of the Company’s officers in federal court in the Western District of Texas alleging violations of federal securities laws, including that the defendants made false or misleading statements. The complainants seek certification of a class of all persons who purchased or otherwise acquired the Company’s securities during specified periods of time and are seeking unspecified monetary damages, costs and attorneys’ fees. On January 21, 2025, an amended complaint was filed. On April 7, 2025, the defendants filed a motion to dismiss.
•On August 5, 2024, a putative class action was filed against CrowdStrike, Inc. in the Western District of Texas in relation to passenger airline flight disruptions allegedly caused by the July 19 Incident. On August 19, 2024, a second putative class action was filed against the Company and CrowdStrike, Inc. in the Western District of Texas, making similar allegations in relation to passenger airline flight disruptions. On November 6, 2024, these two lawsuits were consolidated, and interim class counsel was appointed. On December 6, 2024, a consolidated class action complaint was filed, which, among other things, asserts causes of action for negligence and public nuisance, and seeks certification of a nationwide class, as well as several state sub-classes of citizens of California, Ohio, Pennsylvania, Iowa, and Nevada. The putative classes are comprised of individuals who allegedly had a flight delayed or canceled as a result of the July 19 Incident. The consolidated complaint seeks unspecified monetary damages, certain injunctive relief, costs, and attorneys’ fees. On February 4, 2025, the Company and CrowdStrike, Inc. filed a motion to dismiss the consolidated complaint.
•On September 4, September 11, and September 20, 2024, three derivative lawsuits were filed against certain of the Company’s officers and directors, and against the Company as nominal defendant, in federal court in the Western District of Texas alleging various claims, including breach of fiduciary duty, unjust enrichment, and violations of federal securities laws, including that the defendants made false or misleading statements in violation of Sections 10(b) and 14(a) of the Exchange Act and SEC Rules 10b-5 and 14a-9. One of the lawsuits also brings a claim against certain of the defendants for contribution under Sections 10(b) and 21D of the Exchange Act. The complainants seek monetary and non-monetary relief purportedly on behalf of the Company. On November 21, 2024, all three cases were consolidated and stayed pending resolution of the putative securities class action described above. On April 9, 2025, another derivative lawsuit was filed against certain of the Company’s officers and directors, and against the Company as nominal defendant, in federal court in the District of Delaware, asserting similar claims and seeking similar relief as the previously filed derivative lawsuits. On May 22, 2025, this lawsuit was voluntarily dismissed without prejudice. On April 10, 2025, two additional derivative lawsuits were filed against certain of the Company’s officers and directors, and against the Company as nominal defendant, in federal court in the Western District of Texas, asserting similar claims and seeking similar relief as the previously filed derivative lawsuits. On May 23, 2025, these lawsuits were consolidated with each other and stayed pending a response by the Company’s board of directors to a litigation demand submitted by one of the plaintiffs and a proposed order governing next steps.
•On October 25, 2024, Delta Airlines, Inc. (“Delta”) filed a complaint against CrowdStrike, Inc. in the Superior Court for Fulton County, Georgia, alleging, among other things, computer trespass, trespass to personalty, breach of contract, intentional misrepresentation/fraud by omission, strict-liability product defect, gross negligence, and deceptive and unfair business practices. Delta is seeking unspecified monetary damages, attorneys’ fees and unspecified punitive damages. The matter has been transferred to the Metro Atlanta Business Case Division. On December 16, 2024, CrowdStrike, Inc. filed a motion to dismiss. On May 16, 2025, CrowdStrike, Inc.’s motion to dismiss was granted in part and denied in part.
The Company has received requests for information from the U.S. Department of Justice and the U.S. Securities and Exchange Commission relating to the Company’s recognition of revenue and reporting of ARR for transactions with certain customers, the July 19 Incident and related matters. The Company is cooperating and providing information in response to these requests.

Additionally, some customers and third parties have asserted claims or publicly threatened litigation against the Company. The Company has also received inquiries from other governmental authorities and third parties related to the July 19 Incident. The Company is cooperating and providing information in connection with these inquiries.
For any claims and legal proceedings for which the Company believes a liability is both probable and reasonably estimable, the Company records a liability in the period for which it makes this determination. For claims and legal proceedings where a loss may be reasonably possible, but not probable, or is probable but not reasonably estimable, no accrual is established. While the Company believes it is reasonably possible that it could incur losses associated with the claims, proceedings and inquiries described above, it is not possible to estimate the amount of any loss or range of possible loss that might result from adverse judgments, settlements, penalties or other resolutions of these claims, proceedings and inquiries based on their current stage, and the lack of resolution on significant factual and legal issues. Because the final outcome of any of these matters cannot be predicted with certainty, unfavorable or unexpected developments or outcomes could result in a material impact to the Company’s results of operations.
The Company expects to incur significant legal and professional services and other expenses associated with the July 19 Incident and related matters in future periods. These expenses will be recognized as incurred. Certain costs may be recoverable under the Company’s insurance policies in effect at the date of the July 19 Incident. Any amounts recoverable under such policies will be reflected in future periods in which recovery is considered probable.
Amounts accrued and expenses incurred, net of insurance receivable recorded, associated with the July 19 Incident and related matters during the three months ended April 30, 2025 were as follows (in thousands):

Amounts
Balance at January 31, 2025	$21,145
Expenses incurred, net of insurance receivable recorded (1)	39,727
Payments made/ cash received	(38,874)
Balance at April 30, 2025	$21,998
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
In addition to customer commitment packages, the Company has made an immaterial amount of settlement offers to certain customers in response to the July 19 Incident. These amounts are, or will be, entirely offset by recoveries under the Company’s insurance policies. Accordingly, there is no impact on the Company’s condensed consolidated statement of operations during the three months ended April 30, 2025. The customer payables and insurance receivables were recorded as accrued expenses and as prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet as of April 30, 2025, respectively.
Other Legal Proceedings
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

Purchase Obligations
In the normal course of business, the Company enters into non-cancellable purchase commitments with various parties to purchase products and services such as data center capacity, advertising, technology, equipment, office renovations, corporate events, and consulting services. A summary of non-cancellable purchase obligations in excess of one year as of April 30, 2025, with expected date of payment is as follows (in thousands):

Total Commitments
Fiscal 2026 (remaining nine months)	$348,444
Fiscal 2027	571,048
Fiscal 2028	591,297
Fiscal 2029	598,765
Fiscal 2030	445,095
Thereafter	153,522
Total purchase commitments	$2,708,171
Unfunded Loan Commitments
The Company provides financing arrangements for certain qualified end-users to purchase its products and services. When the Company enters into these financing arrangements with the end-users, the funds provided by the Company for the sales transactions do not always occur immediately upon signing, depending on the terms of the arrangements. The Company estimates an allowance for credit losses on these off-balance sheet credit exposures at each reporting period on the contractual period over which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. As of April 30, 2025, the Company had non-cancellable unfunded commitments totaling approximately $24.6 million.
Warranties and Indemnification
The Company’s cloud computing services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s online help documentation under normal use and circumstances. In addition, for its Falcon Complete customers, the Company offers a limited warranty, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. The Company has entered into an insurance policy to reduce its potential liability arising from such limited warranty arrangements. The Company’s customer arrangements generally include certain provisions for indemnifying customers against losses suffered or incurred as a result of third-party claims that the Company’s products or services infringe a third party’s intellectual property rights. From time to time, the Company has also agreed to certain other indemnifications and warranties. The Company has not incurred any material costs because of such obligations and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of April 30, 2025 or January 31, 2025.
The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of April 30, 2025 or January 31, 2025.

10. Acquisitions
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
Per the terms of the share purchase agreement with Adaptive Shield, certain unvested stock options held by Adaptive Shield employees were canceled and exchanged for replacement stock options under the 2019 Plan. Additionally, certain shares of Adaptive Shield stock held by Adaptive Shield employees were exchanged for the right to receive shares of the Company’s common stock, subject to service-based vesting and other conditions. Further, the Company granted RSUs and PSUs under the 2019 Plan to certain continuing employees. The awards that are subject to continued service are recognized ratably as stock-based compensation cost over the requisite service period. The awards that are subject to both continued service and specified performance targets are recognized over the requisite service period when it is probable that the performance condition will be satisfied.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful Life
		(in months)
Developed technology	$23,600	72
Customer relationships	7,500	72
Total intangible assets acquired	$31,100
Acquisition costs incurred during the three months ended April 30, 2025 were immaterial.
The results of operations for the acquisition have been included in the Company’s condensed consolidated financial statements from the date of acquisition. The acquisition of Adaptive Shield did not have a material impact on the Company’s condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
Flow Security
On March 26, 2024, the Company acquired 100% of the equity interest of Flow Security Ltd. (“Flow Security”), a leading provider of data security solutions.
The acquisition has been accounted for as a business combination. The total consideration transferred consisted of $96.4 million in cash, net of $0.8 million of cash acquired, and $0.5 million representing the fair value of replacement equity awards attributable to pre-acquisition service. The remaining fair value of these replacement awards attributed to post-combination service was excluded from the purchase price. The purchase price was allocated to developed technology of $13.5 million with a useful life of 72 months, net tangible liabilities acquired of $0.6 million, and goodwill of $84.0 million, which was allocated to the Company’s one reporting unit and represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The goodwill was primarily attributable to the assembled workforce of Flow Security, planned growth in new markets, and synergies expected to be achieved from the integration of Flow Security. Goodwill is not deductible for income tax purposes.
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
Acquisition costs incurred during the three months ended April 30, 2025 were immaterial.
The results of operations for the acquisition have been included in the Company’s condensed consolidated financial statements from the date of acquisition. The acquisition of Flow Security did not have a material impact on the Company’s condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
11. Net Income (Loss) Per Share Attributable to Common Stockholders
Basic and diluted net income (loss) per share attributable to CrowdStrike’s common stockholders is computed in conformity with the two-class method required for participating securities. Basic net income (loss) per share attributable to CrowdStrike common stockholders is computed by dividing the net income (loss) attributable to CrowdStrike by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to CrowdStrike common stockholders is calculated by dividing net income by the combination of the weighted-average number of common shares outstanding and the effect of the weighted-average number of dilutive common share equivalents during the period. The dilutive potential shares of common stock are comprised of outstanding stock options, RSUs, PSUs, Special PSUs, ESPP obligations, and founder holdbacks, and are computed using the treasury stock method. The effects of the outstanding stock options, RSUs, PSUs, Special PSUs, ESPP obligations, and founder holdbacks are excluded from the computation of the diluted net income per share in periods in which the effect would be anti-dilutive. Diluted net loss per share is the same as basic net loss per share for the three months ended April 30, 2025 because the effects of potentially dilutive items were antidilutive given the Company’s net loss position during the three months ended April 30, 2025.
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
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to CrowdStrike common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2025	2024
Numerator:
Net income (loss) attributable to CrowdStrike	$(110,207)	$42,820
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders, basic	248,432	242,389
Dilutive effect of common stock equivalents	—	7,775
Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders, dilutive	248,432	250,164
Net income (loss) per share attributable to CrowdStrike common stockholders, basic	$(0.44)	$0.18
Net income (loss) per share attributable to CrowdStrike common stockholders, diluted	$(0.44)	$0.17

The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended April 30,
	2025	2024
RSUs and PSUs subject to future vesting	10,217	118
Shares of common stock issuable from stock options	1,148	1
Share purchase rights under the Employee Stock Purchase Plan	728	—
Potential common shares excluded from diluted net income (loss) per share	12,093	119
The above table excludes founder holdbacks related to business combinations where a variable number of shares will be issued upon vesting to settle a fixed monetary amount of $18.4 million, contingent upon continued employment with the Company. The share price will be determined based on the Company’s average stock price or the volume weighted average stock price five days prior to each vesting date. During the three months ended April 30, 2025, no shares were issued to settle founder holdbacks.
As of April 30, 2025, the above table also excludes 606,062 outstanding shares of in progress PSUs and Special PSUs where pre-defined targets have not yet been achieved.
12. Segment Information
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
Significant expenses within net income (loss) include cost of revenue for subscription and professional services, sales and marketing expenses, research and development expenses, and general and administrative expenses. Other segment items within net income (loss) include interest expense, interest income, other income (expense), net, and provision for income taxes, which are each separately disclosed and presented in the condensed consolidated statements of operations.
The Company’s property and equipment, net and operating lease right-of-use assets are summarized by geographic area as follows (in thousands):

	April 30, 2025	January 31, 2025
United States	$714,787	$688,766
Germany	96,837	88,443
Other countries	53,635	54,194
Total property and equipment, net and operating lease right-of-use assets	$865,259	$831,403
See Note 8 for additional information about the Company’s revenue by geographic region.

13. Subsequent Events
Share Repurchase Program

On June 3, 2025, the Company announced that its board of directors has approved a share repurchase program for the repurchase of up to $1.0 billion of the Company’s Class A common stock. The repurchase program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. The Company may repurchase shares of Class A common stock from time to time using a variety of methods, including through open market purchases, privately negotiated transactions, and other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.

The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will depend on a variety of factors, including legal requirements, price, and economic and market conditions.
Strategic Plan
On May 6, 2025, the Company announced a strategic plan (the “Plan”) to evolve its operations to yield greater efficiencies as the Company continues to scale its business with focus and discipline to meet its goal. The Company estimates that it will incur approximately $36.0 million to $53.0 million in charges in connection with the Plan, of which $6.6 million related to non-employee costs was recognized in the Company’s condensed consolidated statements of operations as general and administrative expenses in the first quarter of fiscal 2026. Substantially all of the remaining estimated costs are expected to be incurred in the second quarter of fiscal 2026. These charges primarily consist of approximately $19.0 million to $26.0 million of future cash expenditures related to severance payments, employee benefits, and related costs; and approximately $10.0 million to $20.0 million in non-cash charges for stock-based compensation.
The actions associated with the Plan are expected to be substantially complete by the end of the second quarter of fiscal 2026, subject to local law and consultation requirements.
The estimates of the charges and expenditures that the Company expects to incur in connection with the Plan, and the timing thereof, are subject to a number of assumptions, including local law and consultation requirements, and actual amounts may differ materially from estimates. In addition, the Company may incur other charges or cash expenditures not currently contemplated due to unanticipated events that may occur, including in connection with the implementation of the Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading Special Note Regarding Forward-Looking Statements following the Table of Contents of this Quarterly Report on Form 10-Q. You should review the disclosure under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
Founded in 2011, we reinvented cybersecurity for the cloud era and transformed the way cybersecurity is delivered and experienced by customers. When we started CrowdStrike, cyberattackers had an asymmetric advantage over legacy cybersecurity products that could not keep pace with the rapid changes in adversary tactics. We took a fundamentally different approach to solve this problem with the AI-native CrowdStrike Falcon platform – the first, true cloud-native unified platform built with artificial intelligence (“AI”) at the core, capable of harnessing vast amounts of security and enterprise data to deliver highly modular solutions through a single lightweight agent.
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
On May 6, 2025, we announced a strategic plan (the “Plan”). We estimate that we will incur approximately $36.0 million to $53.0 million in charges in connection with the Plan, of which $6.6 million was recognized in the first quarter of fiscal 2026, and substantially all of the remainder of which will be incurred in the second quarter of fiscal 2026.
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
July 19 Incident. On July 19, 2024, we released a content configuration update for our Falcon sensor that resulted in system crashes for certain Windows systems (the “July 19 Incident”). As a result of the July 19 Incident, we are subject to lawsuits, claims and inquiries as described in Note 9, “Commitments and Contingencies,” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. We have incurred, and expect to continue to incur, significant legal and professional services and other general and administrative expenses associated with the July 19 Incident in future periods. It is not reasonably possible to quantify the precise impact of the July 19 Incident, but the incident has adversely affected our results of operations, and we currently expect a number of factors relating to the incident to adversely affect our key metrics and results of operations in future periods. While we have maintained high dollar-based gross retention rates following the incident, we have experienced delays in creating sales opportunities and longer sales cycles, including delays in customer purchasing decisions. We expect sales cycles to continue to be elongated in future periods. In addition, because our customers typically sign contracts with terms of twelve months or longer, customer churn and any corresponding impact to our key metrics and revenue may occur in future periods. Customer commitment packages introduced following the July 19 Incident have included discounting, additional modules, professional services, flexible payment terms or subscription period extensions. Our customer commitment packages have resulted, and are expected to continue to result, in increased contraction, due to elongated subscription terms, and decreased upsell dollar values.

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
The following table sets forth our ARR as of the dates presented (dollars in thousands):

	As of April 30,
	2025	2024
Annual recurring revenue	$4,435,596	$3,646,881
Year-over-year growth	22%	33%
ARR grew to $4.4 billion as of April 30, 2025, of which $193.8 million was net new ARR added for the three months ended April 30, 2025. ARR grew to $3.6 billion as of April 30, 2024, of which $211.7 million was net new ARR added for the three months ended April 30, 2024.
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
Our dollar-based net retention rate was in line with our expectations as of April 30, 2025. Our dollar-based net retention rate can fluctuate from period to period due to large customer contracts in a given period and incentives provided, which may reduce our dollar-based net retention rate in subsequent periods. In addition, if our customers are not able to fully utilize their product subscriptions (including in connection with our flexible subscription offering), we may experience increased contraction as such customers may elect to renew with shorter subscription periods, fewer cloud modules, fewer endpoints or smaller contract values, which may reduce our dollar-based net retention rate.

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
We expect general and administrative expenses to increase in dollar amount over time. We expect to incur significant legal and professional services and other expenses associated with the July 19 Incident and related matters in future periods. General and administrative expenses may fluctuate as a percentage of our total revenue from period to period depending on the timing of these expenses.
Interest Expense. Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense for our Senior Notes issued in January 2021, and amortization of debt issuance costs on our secured Revolving Facility.
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

Results of Operations
The following tables set forth our condensed consolidated statements of operations for each period presented (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2025	2024
Revenue
Subscription	$1,050,768	$872,172	$178,596	20%
Professional services	52,666	48,864	3,802	8%
Total revenue	1,103,434	921,036	182,398	20%
Cost of revenue
Subscription	242,374	189,657	52,717	28%
Professional services	46,769	35,346	11,423	32%
Total cost of revenue	289,143	225,003	64,140	29%
Gross profit	814,291	696,033	118,258	17%
Operating expenses
Sales and marketing	439,617	350,114	89,503	26%
Research and development	334,129	235,249	98,880	42%
General and administrative	165,201	103,734	61,467	59%
Total operating expenses	938,947	689,097	249,850	36%
Income (loss) from operations	(124,656)	6,936	(131,592)	(1,897)%
Interest expense	(6,715)	(6,511)	(204)	3%
Interest income	45,380	45,850	(470)	(1)%
Other income (expense), net	(3,896)	7,656	(11,552)	(151)%
Income (loss) before provision for income taxes	(89,887)	53,931	(143,818)	(267)%
Provision for income taxes	21,106	7,667	13,439	175%
Net income (loss)	(110,993)	46,264	(157,257)	(340)%
Net income (loss) attributable to non-controlling interest	(786)	3,444	(4,230)	(123)%
Net income (loss) attributable to CrowdStrike	$(110,207)	$42,820	$(153,027)	(357)%

The following table presents the components of our condensed consolidated statements of operations as a percentage of total revenue for the periods presented:

	Three Months Ended April 30,
	2025	2024
	%
Revenue
Subscription	95%	95%
Professional services	5%	5%
Total revenue	100%	100%
Cost of revenue
Subscription	22%	21%
Professional services	4%	4%
Total cost of revenue	26%	24%
Gross profit	74%	76%
Operating expenses
Sales and marketing	40%	38%
Research and development	30%	26%
General and administrative	15%	11%
Total operating expenses	85%	75%
Income (loss) from operations	(11)%	1%
Interest expense	(1)%	(1)%
Interest income	4%	5%
Other income (expense), net	—%	1%
Income (loss) before provision for income taxes	(8)%	6%
Provision for income taxes	2%	1%
Net income (loss)	(10)%	5%
Net income (loss) attributable to non-controlling interest	—%	—%
Net income (loss) attributable to CrowdStrike	(10)%	5%
Comparison of the Three Months Ended April 30, 2025 and 2024
Revenue
The following shows total revenue from subscriptions and professional services for the three months ended April 30, 2025 as compared to the three months ended April 30, 2024 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2025	2024
Subscription	$1,050,768	$872,172	$178,596	20%
Professional services	52,666	48,864	3,802	8%
Total revenue	$1,103,434	$921,036	$182,398	20%
Total revenue increased by $182.4 million, or 20%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024. Subscription revenue accounted for 95% total revenue for both the three months ended April 30, 2025 and April 30, 2024. Professional services revenue accounted for 5% of our total revenue for both the three months ended April 30, 2025 and April 30, 2024.
Subscription revenue increased by $178.6 million, or 20%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024, which was primarily driven by a combination of the addition of new customers and the sale of additional sensors and modules to existing customers.

Professional services revenue increased by $3.8 million, or 8%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024, which was primarily attributable to an increase in the number of professional service hours.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the three months ended April 30, 2025 as compared to the three months ended April 30, 2024 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2025	2024
Subscription	$242,374	$189,657	$52,717	28%
Professional services	46,769	35,346	11,423	32%
Total cost of revenue	$289,143	$225,003	$64,140	29%
Total cost of revenue increased by $64.1 million, or 29%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024. Subscription cost of revenue increased by $52.7 million, or 28%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $14.8 million driven by a 28% increase in average headcount, an increase in cloud hosting and related services costs of $10.3 million, an increase in stock-based compensation expense of $10.2 million, an increase in depreciation of data center equipment of $8.0 million, an increase in allocated overhead costs of $4.7 million, and an increase in amortization of internal-use software of $4.7 million.
Professional services cost of revenue increased by $11.4 million, or 32%, for the three months ended April 30, 2025, compared to the three months ended April 30, 2024. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $6.3 million driven by a 24% increase in average headcount, an increase in stock-based compensation expense of $3.4 million, and an increase in allocated overhead costs of $1.0 million.
The following shows gross profit and gross margin for subscriptions and professional services for the three months ended April 30, 2025 as compared to the three months ended April 30, 2024 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2025	2024
Subscription gross profit	$808,394	$682,515	$125,879	18%
Professional services gross profit	5,897	13,518	(7,621)	(56)%
Total gross profit	$814,291	$696,033	$118,258	17%

	Three Months Ended April 30,		Change %
	2025	2024
Subscription gross margin	77%	78%	(1)%
Professional services gross margin	11%	28%	(17)%
Total gross margin	74%	76%	(2)%
Subscription gross margin slightly decreased by 1 percentage point for the three months ended April 30, 2025, compared to the three months ended April 30, 2024. The decrease in subscription gross margin was primarily due to an increase in stock-based compensation expense during the three months ended April 30, 2025.
Professional services gross margin decreased by 17 percentage points for the three months ended April 30, 2025, compared to the three months ended April 30, 2024. The decrease in professional services gross margin was primarily due to an increase in consulting expense during the three months ended April 30, 2025.

Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the three months ended April 30, 2025 as compared to the three months ended April 30, 2024 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2025	2024
Sales and marketing expenses	$439,617	$350,114	$89,503	26%
Sales and marketing expenses increased by $89.5 million, or 26%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $48.0 million driven by a 21% increase in average headcount, an increase in stock-based compensation expense of $12.9 million, an increase in marketing programs of $6.9 million, an increase in allocated overhead costs of $6.8 million, an increase in travel expenses of $5.9 million, an increase in employee benefits of $4.8 million, and an increase in term-based software licenses of $2.1 million, partially offset by a decrease in company events expenses of $3.1 million.
Research and Development
The following shows research and development expenses for the three months ended April 30, 2025 as compared to the three months ended April 30, 2024 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2025	2024
Research and development expenses	$334,129	$235,249	$98,880	42%
Research and development expenses increased by $98.9 million, or 42%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024. This increase was primarily due to an increase in stock-based compensation expense of $40.5 million, an increase in employee-related expenses of $36.7 million driven by a 28% increase in average headcount, an increase in cloud hosting and related costs of $14.5 million, an increase in allocated overhead costs of $7.6 million, an increase in employee benefits of $4.4 million, and an increase in term-based software licenses of $1.4 million, partially offset by an increase in software capitalization of $7.6 million, a decrease in other labor expenses of $6.2 million, and a decrease in depreciation of data center equipment of $1.1 million.
General and Administrative
The following shows general and administrative expenses for the three months ended April 30, 2025 as compared to the three months ended April 30, 2024 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2025	2024
General and administrative expenses	$165,201	$103,734	$61,467	59%
General and administrative expenses increased by $61.5 million, or 59%, for the three months ended April 30, 2025 compared to the three months ended April 30, 2024. The increase in general and administrative expenses was primarily due to $38.7 million of expenses associated with the July 19 Incident and related matters, an increase in strategic plan related charges of $6.6 million, an increase in employee-related expenses of $5.4 million driven by a 26% increase in average headcount, an increase in stock-based compensation expense of $3.5 million, an increase in allocated overhead costs of $1.7 million, an increase in legal expense of $1.4 million unrelated to the July 19 Incident or related matters, an increase in term-based software licenses of $1.2 million, and an increase in travel expenses of $1.2 million, partially offset by a decrease in consulting expense of $1.8 million.

Interest Expense, Interest Income, and Other Income (Expense), Net
The following shows interest expense, interest income, and other income (expense), net for the three months ended April 30, 2025 as compared to the three months ended April 30, 2024 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2025	2024
Interest expense	$(6,715)	$(6,511)	$(204)	3%
Interest income	$45,380	$45,850	$(470)	(1)%
Other income (expense), net	$(3,896)	$7,656	$(11,552)	(151)%
Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense, accretion of debt discount for our Senior Notes issued in January 2021, and amortization of debt issuance costs on our Revolving Facility.
The decrease in interest income for the three months ended April 30, 2025 compared to the three months ended April 30, 2024 was driven by lower market rates partially offset by a higher cash balance.
The decrease in other income (expense), net for the three months ended April 30, 2025 compared to the three months ended April 30, 2024 was primarily due to a decrease in gains on our strategic investments of $6.9 million, downward adjustments and impairment of $1.6 million of our strategic investments, and an increase in net foreign currency transaction losses of $2.6 million.
Provision for Income Taxes
The following shows the provision for income taxes for the three months ended April 30, 2025 as compared to the three months ended April 30, 2024 (in thousands, except percentage):

	Three Months Ended April 30,		Change $	Change %
	2025	2024
Provision for income taxes	$21,106	$7,667	$13,439	175%
The increase in provision for income taxes of $13.4 million during the three months ended April 30, 2025 compared to the three months ended April 30, 2024 was primarily attributable to an increase in U.S. taxable income, foreign pre-tax earnings, and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business.
Liquidity and Capital Resources
Our primary sources of liquidity as of April 30, 2025, consisted of: (i) $4.6 billion in cash and cash equivalents, which mainly consists of cash on hand and highly liquid investments in money market funds and U.S. Treasury bills, (ii) cash we expect to generate from operations, and (iii) available capacity under our $750.0 million Revolving Facility. It is not currently possible to reasonably estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties, or other resolution of proceedings resulting from the July 19 Incident or related matters. However, despite such uncertainties, we expect that the combination of our existing cash and cash equivalents, cash flows from operations, and the Revolving Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our Revolving Facility matures on January 2, 2026.
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
We have historically generated operating losses, as reflected in our accumulated deficit of $1.2 billion as of April 30, 2025. We expect to continue to make investments, particularly in sales and marketing and research and development. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.

We generally invoice our subscription customers at the beginning of the subscription term, or in some instances, such as in multi-year arrangements, in installments. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2025, we had deferred revenue of $3.8 billion, of which $2.7 billion was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, or foreign currency forward contracts.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended April 30,
	2025	2024
Net cash provided by operating activities	$384,107	$383,228
Net cash used in investing activities	(101,830)	(51,098)
Net cash provided by (used in) financing activities	2,134	(2,518)
Net change in cash, cash equivalents and restricted cash	290,957	327,695
Operating Activities
Net cash provided by operating activities during the three months ended April 30, 2025 was $384.1 million, which resulted from net loss of $111.0 million, adjusted for non-cash charges of $425.7 million and net cash inflow of $69.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $253.6 million in stock-based compensation expense, $102.9 million of amortization of deferred contract acquisition costs, $56.4 million of depreciation and amortization, $7.6 million of amortization of intangibles assets, $4.2 million of non-cash operating lease costs, $1.6 million change in fair value of strategic investments, and $1.1 million of non-cash interest expense, partially offset by $1.7 million of deferred income taxes. The net cash inflow from changes in operating assets and liabilities was primarily due to a $319.9 million decrease in accounts receivable and a $42.7 million increase in deferred revenue, partially offset by a $102.8 million increase in deferred contract acquisition costs, a $83.2 million decrease in accounts payable, a $43.8 million decrease in accrued expenses and other liabilities, a $37.8 million decrease in accrued payroll and benefits, a $21.0 million increase in prepaid expenses and other assets, and a $4.6 million decrease in operating lease liabilities.
Investing Activities
Net cash used in investing activities of $101.8 million during the three months ended April 30, 2025 was primarily due to purchases of property and equipment of $85.8 million, capitalized internal-use software and website development costs of $17.4 million, purchases of deferred compensation investments of $1.5 million, and purchases of strategic investments of $0.4 million, partially offset by proceeds from sales of strategic investments of $3.1 million.
Financing Activities
Net cash provided by financing activities of $2.1 million during the three months ended April 30, 2025 was primarily due to capital contributions from non-controlling interest holders of $1.5 million, and proceeds from the exercise of stock options of $0.6 million.

Supplemental Guarantor Financial Information
Our Senior Notes are guaranteed on a senior, unsecured basis by CrowdStrike, Inc. and CrowdStrike Financial Services, Inc., wholly owned subsidiaries of CrowdStrike Holdings, Inc. (the “subsidiary guarantors,” and together with CrowdStrike Holdings, Inc., the “Obligor Group”). The guarantee is full and unconditional and is subject to certain conditions for release. See Note 5, “Debt,” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a brief description of the Senior Notes.
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

Statement of Operations	Three Months Ended April 30, 2025
(in thousands)
Revenue	$1,101,969
Cost of revenue	307,672
Operating expenses	945,022
Loss from operations	(150,724)
Net loss	(132,029)
Net loss attributable to CrowdStrike	(132,029)

Balance Sheet	April 30, 2025	January 31, 2025
	(in thousands)
Current assets (excluding current intercompany receivables from non-Guarantors)	$5,940,160	$5,922,562
Current intercompany receivables from non-Guarantors	—	49,417
Noncurrent assets (excluding noncurrent intercompany receivables from non-Guarantors)	2,376,418	2,316,545
Noncurrent intercompany receivables from non-Guarantors	618,128	613,732
Current liabilities (excluding current intercompany payables to non-Guarantors)	3,163,419	3,331,647
Current intercompany payables to non-Guarantors	52,211	31,092
Noncurrent liabilities (excluding noncurrent intercompany payables to non-Guarantors)	1,923,529	1,897,235
Noncurrent intercompany payables to non-Guarantors	238,065	234,643

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
Contractual Obligations and Commitments
During the three months ended April 30, 2025, there were no significant changes to our debt obligations related to the Senior Notes or our contractual obligations under our non-cancelable real estate arrangements, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
We have non-cancellable purchase commitments with various parties to purchase products and services entered in the normal course of business totaling $2.7 billion as of April 30, 2025, with remaining terms in excess of 12 months. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
As of April 30, 2025, our unrecognized tax benefits included $53.2 million, which were classified as long-term liabilities due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits.
As of April 30, 2025, we had non-cancellable unfunded commitments from our financing arrangements totaling approximately $24.6 million.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements were prepared in accordance with U.S GAAP. The preparation of the condensed consolidated financial statements requires our management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on our historical experience, knowledge of factors affecting our business and our belief as to what could occur in the future considering available information and assumptions that are believed to be reasonable under the circumstances.
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
There have been no significant changes in our critical accounting policies and estimates during the three months ended April 30, 2025, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC on March 10, 2025.

Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice our subscription customers at the beginning of the subscription term, or in some instances, such as in multi-year arrangements, in installments. Until we have the contractual right to invoice, these contract amounts are classified as backlog. They are not recorded in deferred revenue or elsewhere in our condensed consolidated financial statements. As of April 30, 2025, we had backlog of approximately $3.0 billion. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
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
Employees
As of April 30, 2025, we had 10,363 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risks during the three months ended April 30, 2025 compared to our disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2025. Based on such evaluation of our disclosure controls and procedures as of April 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are currently a party to, and may from time to time in the future be involved in, various litigation matters and subject to claims that arise in the ordinary course of business, including claims asserted by third parties in the form of letters and other communications. For information regarding legal proceedings and other claims asserted against us, including in relation to the July 19 Incident, see Note 9, “Commitments and Contingencies,” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
For any claims for which we believe a liability is both probable and reasonably estimable, we record a liability in the period in which we make this determination. Other than as disclosed in Note 9, there is no pending or threatened legal proceeding to which we are a party that, in our opinion, is likely to have a material adverse effect on our business and our condensed consolidated financial statements; however, the results of legal proceedings and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources, and other factors. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our condensed consolidated financial statements.
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
We have incurred net losses each year prior to fiscal 2024, and we may not achieve or maintain profitability in the future. We experienced net losses of $19.3 million and $183.2 million for fiscal 2025 and 2023, respectively, and net income of $89.3 million for fiscal 2024. As of April 30, 2025, we had an accumulated deficit of $1.2 billion. While we have experienced significant growth in revenue in recent periods, and have achieved profitability during certain periods, including fiscal 2024, we cannot assure you when or whether we will reach sustained profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. Additionally, on May 6, 2025, we announced a strategic plan (the “Plan”) to evolve our operations to yield greater efficiencies as we continue to scale our business with focus and discipline to meet our goals. We cannot assure you that the Plan or the above-mentioned investments will result in substantial increases in our total revenue or improvements in our results of operations. We also have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
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
To expand our customer base, we need to convince potential customers to allocate a portion of their discretionary budgets to purchase our Falcon platform. Our sales efforts often involve educating our prospective customers about the uses and benefits of our Falcon platform. Enterprises and governments that use legacy security products, such as signature-based or malware-based products, firewalls, intrusion prevention systems, and antivirus, for their IT security may be hesitant to purchase our Falcon platform if they believe that these products are more cost effective, provide substantially the same functionality as our Falcon platform or provide a level of IT security that is sufficient to meet their needs. We may have difficulty convincing prospective customers of the value of adopting our solution. Even if we are successful in convincing prospective customers that a cloud native platform like ours is critical to protect against cyberattacks, they may not decide to purchase our Falcon platform for a variety of reasons, some of which are out of our control. For example, any deterioration in general economic conditions, including as a result of the geopolitical environment or changes and uncertainty regarding trade policies or tariffs, the outbreak of diseases or other public health crises, volatility in the banking and financial services sector, or inflation (as well as government policies such as raising interest rates in response to inflation), have in the past and may in the future cause our current and prospective customers to delay or cut their overall security and IT operations spending, and such delays or cuts may fall disproportionately on cloud-based security solutions like ours. Economic weakness, customer financial difficulties, constrained spending on security and IT operations, and the impact of the July 19 Incident may result in decreased revenue, reduced sales, an increase in multi-phase subscription start dates, shorter terms for customer subscriptions, lengthened sales cycles, increased churn, lower demand for our products, and adversely affect our results of operations and financial conditions. Furthermore, we may need to exercise more flexibility in customer payment terms as customers navigate a more challenging economic environment. Additionally, if the incidence of cyberattacks were to decline, or be perceived to decline, or if organizations adopt endpoints that use operating systems we do not adequately support, our ability to attract new customers and expand sales of our solutions to existing customers could be adversely affected. If organizations do not continue to adopt our Falcon platform, our sales will not grow as quickly as anticipated, or at all, and our business, results of operations, and financial condition would be harmed.
If our customers do not renew their subscriptions for our products and add additional cloud modules to their subscriptions, our future results of operations could be harmed.
In order for us to maintain or improve our results of operations, it is important that our customers renew their subscriptions for our Falcon platform when existing contract terms expire, and that we expand our commercial relationships with our existing customers by selling additional cloud modules and by deploying to more endpoints in their environments. Our customers have no obligation to renew their subscription for our Falcon platform after the expiration of their contractual subscription period, which is generally one to three years, and in the normal course of business, some customers have elected not to renew. In addition, customers that previously signed multi-year subscription contracts may renew for shorter contract subscription lengths, and customers may cease using certain cloud modules altogether. Even if customers choose to renew their subscription of certain cloud modules, they may decline to purchase additional cloud modules or choose not to consolidate onto our Falcon platform. Our customer retention, renewals and expansion may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our products and services, our customers’ ability to fully utilize their product subscriptions, our pricing, customer security and networking issues and requirements, our customers’ spending levels, decreases in the number of endpoints to which our customers deploy our solutions, mergers and acquisitions involving our customers, industry developments, competition, the impact of the July 19 Incident, including the impact of our customer commitment packages, and general economic and geopolitical conditions. Any such impacts on customer renewals may result from a variety of different factors, including customers electing to renew with shorter subscription periods, fewer cloud modules, fewer endpoints or smaller contract values. If our efforts to maintain and expand our relationships with our existing customers are not successful, our business, results of operations, and financial condition may materially suffer.
Our sales cycles can be long and unpredictable, and our sales efforts require considerable time and expense.
Our revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our Falcon platform. Customers often view the subscription to our Falcon platform as a significant strategic decision and, as a result, frequently require considerable time to evaluate, test and qualify our Falcon platform prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens and adds uncertainty to our sales cycle. In addition, uncertain economic or geopolitical conditions, including in connection with changes in trade policies and tariffs, may lead to additional scrutiny of budgets by current and prospective customers, which has resulted in, for example, longer sales cycles for products and services, and may result in shifting demand for IT products and services, and slower adoption of new technologies. We have also experienced, and expect to continue to experience, longer sales cycles in connection with the July 19 Incident. We may also experience longer sales cycles as customers seek to consolidate on our Falcon platform and negotiate larger deals, including in connection with our flexible subscription offering.
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
In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Therefore, volatility or lack of performance in our stock price could affect our ability to attract and retain our key employees. Also, many of our employees have become, or will soon become, vested in a substantial amount of equity awards, which may give them a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. In addition, the Plan could negatively affect our ability to recruit and retain skilled personnel. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs could adversely affect our business, results of operations and financial condition.
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

•deteriorating or volatile conditions in the global economy and financial markets, including as a result of weak or negative gross domestic product growth, uncertainty or disruptions in the capital and credit markets, changing interest rates, inflation, tariffs and trade restrictions, bank failures or adverse conditions impacting financial institutions, and supply-chain disruptions; and
•political events, geopolitical unrest or tension, acts of war and terrorism.
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
We derived approximately 30%, 32%, 32% and 33% of our total revenue from our international customers for fiscal 2023, fiscal 2024, fiscal 2025 and the three months ended April 30, 2025, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
•greater risk of unexpected changes, or threat of changes, in regulatory practices, tariffs, and tax laws and treaties or the application thereof;
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
•unexpected costs for the localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements (including, but not limited to data localization requirements, data sovereignty requirements and other digital restrictions, such as those emerging in the EU);
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
Our future growth is dependent upon our ability to continue to meet the needs of new customers and the expanding needs of our existing customers as their use of our solutions grow. As our customers gain more experience with our solutions, the number of endpoints and events, the amount of data transferred, processed and stored by us, the number of locations where our platform and services are being accessed, have in the past, and may in the future, expand rapidly. In order to meet the performance and other requirements of our customers, we intend to continue to make significant investments to increase capacity and to develop and implement new technologies, including those involving AI, in our service and cloud infrastructure operations. These technologies, which include databases, applications and server optimizations, network and hosting strategies, and automation, are often advanced, complex, new and untested. We may not be successful in developing or implementing these technologies. In addition, as our business grows, we must continue to improve and expand our information technology infrastructure. It takes a significant amount of time to plan, develop and test improvements to our technologies and infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. We rely on external ecosystems, such as operating systems, to operate and make our products and services available to customers. If we are unable to adapt to product or policy changes in such ecosystems, or if we do not effectively operate with such ecosystems, demand for and availability of our products or services could decline. To the extent that we do not effectively scale our operations and infrastructure to meet the needs of our business, our growing customer base and to maintain performance as our customers expand their use of our solutions, we may not be able to grow as quickly as we anticipate, our customers may reduce or cancel use of our solutions and we may be unable to compete as effectively and our business and results of operations may be harmed.
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
We rely on a limited number of suppliers for several components of the equipment we use to operate our cloud platform and provide services to our customers. We generally purchase these components on a purchase order basis, and do not have long-term contracts guaranteeing supply. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then current availability, terms and pricing of these components. If we experience disruption or delay from our suppliers, we may not be able to obtain supplies or components from alternative suppliers on a timely basis or on terms that are favorable to us, if at all. The technology industry has experienced widespread component shortages and delivery delays, including as a result of geopolitical tensions (including actual or threatened changes in tariffs and trade restrictions), public health crises and natural disasters. While we have taken steps to mitigate our supply chain risk, supply chain disruptions and delays could nevertheless adversely impact our operations by, among other things, causing us to delay opening new data centers, delay increasing capacity or replacing defective equipment at existing data centers, and experience increased operating costs.

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
Legal developments in the European Economic Area (“EEA”) have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA, including in the context of website cookies. Similar complexities and uncertainties also apply to transfers from the U.K. to third countries. While we have taken steps to mitigate the impact on us, such as implementing the European Commission’s standard contractual clauses (“SCCs”) and the U.K.’s international Data Transfer Agreement (or the U.K.’s international data transfer addendum that can be used with the SCCs), the efficacy and longevity of these mechanisms remains uncertain. On July 10, 2023, the European Commission adopted an adequacy decision concluding that the U.S. ensures an adequate level of protection for personal data transferred from the EU to the U.S. under the recently adopted EU-U.S. Data Privacy Framework (followed on October 12, 2023 with the adoption of an adequacy decision in the U.K. for the U.K.-U.S. Data Bridge); however, such new adequacy decision has been challenged in EU courts, and is likely to face additional challenges. Moreover, although the U.K. currently has an adequacy decision from the European Commission, such that SCCs are not required for the transfer of personal data from the EEA to the U.K., that decision will sunset in June 2025 unless extended and it may be revoked in the future by the European Commission if the U.K. data protection regime is reformed in ways that deviate substantially from the GDPR. The EU has also enacted legislation that would regulate non-personal data and establish new cybersecurity standards, and other countries, including the U.K., may similarly do so in the future. In particular, the EU’s Digital Services Act and the EU’s Data Act both entered into force in 2024 and impose certain content moderation, notice and transparency obligations on digital platforms and intermediaries and certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers (as well as certain requirements concerning cross-border international transfers of non-personal data outside the EEA), respectively. Additionally, the EU’s Network and Information Security Directive II, adopted in 2023, regulates resilience and incident response capabilities of entities operating in a number of sectors, including the digital infrastructure sector and provides for EU member states to have issued implementing legislation by October 2024. Further, the EU’s Digital Operational Resiliency Act became effective in January 2025 and imposes certain requirements on entities in the financial sector and their third-party cloud service providers related to managing and mitigating information and communication technology risk. If we are unable to transfer data, including personal data, between and among countries and regions in which we operate, or are otherwise required to modify our practices, including our data privacy and security controls and procedures, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. While we have implemented new controls and procedures designed to comply with the requirements of the

GDPR, U.K. GDPR and the data privacy and security laws of other jurisdictions in which we operate, such procedures and controls may not be effective in ensuring compliance or preventing unauthorized transfers of personal data.
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
We incorporate novel uses of AI technologies, including generative AI, into our products and operations, such as our Falcon platform. AI is complex and rapidly evolving, and we face significant competition from other companies who may incorporate AI into their products more quickly or more successfully than us, as well as an evolving regulatory landscape. The introduction of AI, and particularly generative AI, a relatively new and emerging technology in the early stages of commercial use, into new or existing products, and our operations, may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. For example, generative AI has been known to produce a false or “hallucinatory” interferences or output, and certain generative AI uses machine learning and predictive analytics, which may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. In addition, the use of AI by other companies has resulted in, and may in the future result in, data breaches and cybersecurity incidents that implicate the personal information of AI users. Further, the use of AI presents emerging ethical and social issues, and if we enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, and/or legal liability. Our continued incorporation of AI, including generative AI, into our products and operations requires us to expend significant resources. If such investments do not deliver anticipated benefits or are not otherwise successful, our business and results of operations may be harmed.
The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, privacy, data protection cybersecurity, consumer protection, competition, and equal opportunity laws and regulations, and are expected to be subject to new laws and regulations or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their cybersecurity and data protection laws to AI or are considering general legal frameworks for AI. For example, in the EU, the first set of provisions under the EU’s AI Act became effective in February 2025, with additional provisions becoming effective on later dates. The AI Act establishes, among other things, a risk-based governance framework for regulating AI systems in the EU by categorizing AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. This regulatory framework is expected to have a material impact on the way AI is regulated in the EU and beyond. As further indication of a trend in increased regulatory and legislative oversight of the use and development of AI, in 2024, California enacted a range of laws regulating the use and development of AI, which generally relate to transparency, privacy and fairness, among other concerns. Other states, including Colorado and Utah, have also enacted AI-related laws, and several more have proposed enacting such laws.
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
•the amounts or frequency of stock repurchases;
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

Our share repurchase program may not result in benefits to stockholder value.

In June 2025, we announced that our board of directors authorized a program under which we are authorized to repurchase up to $1.0 billion of our outstanding shares of common stock (the “Share Repurchase Program”). Such repurchases may be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions and trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The Share Repurchase Program does not have a fixed expiration date and may be suspended or discontinued at any time. We are not obligated to use the Share Repurchase Program to acquire any specific amount of common stock. We intend to use the Share Repurchase Program opportunistically depending on market prices and other factors, and there can be no assurance that we will repurchase any shares of stock under the Share Repurchase Program. Any failure to repurchase stock after we have announced our intention to do so may negatively impact our reputation and investor confidence in us and may negatively impact our stock price.

The timing and amount of any repurchases, if any, will be subject to liquidity, market and economic conditions, restrictions under our credit agreement, compliance with applicable legal requirements, and other relevant factors. If we do repurchase shares of our common stock under the Share Repurchase Program, such repurchases will reduce the amount of cash we have available to fund working capital, repayment of debt, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes. The Share Repurchase Program may not enhance long-term stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of this program.
Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our common stock. As of May 29, 2025, we had 249,248,174 shares of common stock outstanding.
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
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders.
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
As of April 30, 2025, we had $750.0 million principal amount of indebtedness outstanding (excluding intercompany indebtedness), and there is additional availability under our revolving facility of up to $750.0 million (excluding issued but undrawn letters of credit). Our indebtedness could have important consequences, including:
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
In addition, the Organization for Economic Cooperation and Development (“OECD”) has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. On October 8, 2021, the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2024 and, with respect to certain components of the plan, to 2025. Under Pillar Two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a jurisdictional basis. While substantial work remains to be completed by the OECD and national governments on the implementation of these proposals, future tax reform resulting from these developments may result in changes to long-standing tax principles, which could adversely affect our effective tax rate or result in higher cash tax liabilities. On February 1, 2023, the U.S. Financial Accounting Standards Board ("FASB") indicated that they believe the minimum tax imposed under Pillar Two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. In addition, the OECD’s proposed solution envisages new international tax rules and the removal of all Digital Services Taxes (“DST”). Notwithstanding this, some countries, in the European Union and beyond, continue to operate existing DST regimes to capture tax revenue on digital services more immediately. Such laws may increase our tax obligations in those countries or change the manner in which we operate our business.

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
ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended April 30, 2025, certain of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted a “Rule 10b5-1 trading arrangement” (as defined in Regulation S-K Item 408) for the sale of shares of our Class A common stock, as set forth below, in amounts and prices determined in accordance with a formula set forth in each such plan:

Plans
Name and Title	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Number of Shares to be Sold	Expiration(3)
Anurag Saha, Chief Accounting Officer	Adoption	March 24, 2025	X		Up to 6,109	Earlier of when all shares under plan are sold and June 30, 2026

(1)Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

(2)Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

(3)Subject to further early termination for certain specified events as set forth therein.
ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38933	3.1	June 14, 2019
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	10-Q	001-38933	3.2	November 27, 2024
3.3	Certificate of Retirement of Class B common stock.	8-K	001-38933	3.1	December 13, 2024
22.1	List of Subsidiary Guarantors	10-K	001-38933	22.1	March 10, 2025
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document

†	Indicates management contract or compensatory plan, contract or agreement.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of June 3, 2025.

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere Chief Financial Officer (Principal Financial Officer)

By:	/s/ Anurag Saha
Anurag Saha Chief Accounting Officer (Principal Accounting Officer)