Form 10-Q
period 2025-07-31
CrowdStrike Holdings, Inc.
filed 2025-08-28
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑
As of August 21, 2025, the number of shares of the registrant’s common stock outstanding was 250,955,140.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CrowdStrike Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	July 31,	January 31,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$4,972,436	$4,323,295
Accounts receivable, net of allowance for credit losses of $3.0 million and $2.8 million as of July 31, 2025 and January 31, 2025, respectively	886,557	1,128,564
Deferred contract acquisition costs, current	372,543	347,042
Prepaid expenses and other current assets	302,818	314,444
Total current assets	6,534,354	6,113,345
Strategic investments	72,482	72,544
Property and equipment, net	869,240	788,640
Operating lease right-of-use assets	63,399	42,763
Deferred contract acquisition costs, noncurrent	517,088	500,908
Goodwill	913,325	912,805
Intangible assets, net	117,858	133,114
Other long-term assets	201,113	137,459
Total assets	$9,288,859	$8,701,578
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$120,554	$130,887
Accrued expenses	210,529	191,349
Accrued payroll and benefits	299,521	319,243
Operating lease liabilities, current	12,860	13,811
Deferred revenue	2,781,196	2,733,005
Other current liabilities	51,278	72,755
Total current liabilities	3,475,938	3,461,050
Long-term debt	744,727	743,983
Deferred revenue, noncurrent	1,053,661	995,672
Operating lease liabilities, noncurrent	52,941	31,107
Other liabilities, noncurrent	166,901	150,849
Total liabilities	5,494,168	5,382,661
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of July 31, 2025 and January 31, 2025; no shares issued and outstanding as of July 31, 2025 and January 31, 2025.	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of July 31, 2025 and January 31, 2025; 250,827 shares and 247,872 shares issued and outstanding as of July 31, 2025 and January 31, 2025, respectively; Class B common stock, $0.0005 par value; 92,364 shares authorized as of July 31, 2025 and January 31, 2025; 0 shares issued and outstanding as of July 31, 2025 and January 31, 2025.	125	124
Additional paid-in capital	5,016,544	4,367,070
Accumulated deficit	(1,265,989)	(1,078,107)
Accumulated other comprehensive income (loss)	6,000	(9,593)
Total CrowdStrike Holdings, Inc. stockholders’ equity	3,756,680	3,279,494
Non-controlling interest	38,011	39,423
Total stockholders’ equity	3,794,691	3,318,917
Total liabilities and stockholders’ equity	$9,288,859	$8,701,578
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Revenue
Subscription	$1,102,945	$918,257	$2,153,713	$1,790,429
Professional services	66,007	45,615	118,673	94,479
Total revenue	1,168,952	963,872	2,272,386	1,884,908

Cost of revenue
Subscription	253,640	199,910	496,014	389,567
Professional services	56,643	37,491	103,412	72,837
Total cost of revenue	310,283	237,401	599,426	462,404

Gross profit	858,669	726,471	1,672,960	1,422,504

Operating expenses
Sales and marketing	447,024	355,471	886,641	705,585
Research and development	346,668	250,908	680,797	486,157
General and administrative	177,956	106,434	343,157	210,168
Total operating expenses	971,648	712,813	1,910,595	1,401,910

Income (loss) from operations	(112,979)	13,658	(237,635)	20,594
Interest expense	(6,823)	(6,549)	(13,538)	(13,060)
Interest income	50,850	51,526	96,230	97,376
Other income (expense), net	(2,722)	(1,031)	(6,618)	6,625

Income (loss) before provision for income taxes	(71,674)	57,604	(161,561)	111,535

Provision for income taxes	5,971	10,914	27,077	18,581

Net income (loss)	(77,645)	46,690	(188,638)	92,954
Net income (loss) attributable to non-controlling interest	30	(323)	(756)	3,121
Net income (loss) attributable to CrowdStrike	$(77,675)	$47,013	$(187,882)	$89,833

Net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	$(0.31)	$0.19	$(0.75)	$0.37
Diluted	$(0.31)	$0.19	$(0.75)	$0.36

Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	249,909	244,091	249,182	243,249
Diluted	249,909	251,265	249,182	250,724
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Net income (loss)	$(77,645)	$46,690	$(188,638)	$92,954
Other comprehensive income (loss):
Foreign currency translation adjustments	206	1,635	16,400	(1,454)
Unrealized gain (loss) on cash equivalents and short-term investments, net of tax	(61)	23	(807)	15
Other comprehensive income (loss)	145	1,658	15,593	(1,439)
Less: Comprehensive income (loss) attributable to non-controlling interest	30	(323)	(756)	3,121
Total comprehensive income (loss) attributable to CrowdStrike	$(77,530)	$48,671	$(172,289)	$88,394
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended July 31, 2025 and 2024
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at April 30, 2025	249,074	$125	$4,633,211	$(1,188,314)	$5,855	$40,137	$3,491,014
Issuance of common stock upon exercise of options	191	—	1,721	—	—	—	1,721
Issuance of common stock under RSU and PSU release	1,274	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	275	—	74,622	—	—	—	74,622
Issuance of common stock for founders holdbacks related to acquisitions	13	—	6,136	—	—	—	6,136
Issuance of common stock for payment of board of director fees	—	—	88	—	—	—	88
Stock-based compensation expense, net of founder revest	—	—	285,626	—	—	—	285,626
Capitalized stock-based compensation	—	—	15,140	—	—	—	15,140
Net income (loss)	—	—	—	(77,675)	—	30	(77,645)
Non-controlling interest	—	—	—	—	—	(2,156)	(2,156)
Other comprehensive income	—	—	—	—	145	—	145
Balances at July 31, 2025	250,827	$125	$5,016,544	$(1,265,989)	$6,000	$38,011	$3,794,691

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Income) Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at April 30, 2024	243,184	$122	$3,556,194	$(1,016,016)	$(4,760)	$33,242	$2,568,782
Issuance of common stock upon exercise of options	208	—	1,641	—	—	—	1,641
Issuance of common stock under RSU and PSU release	1,210	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	518	—	56,099	—	—	—	56,099
Issuance of common stock for founders holdbacks related to acquisitions	2	—	889	—	—	—	889
Issuance of common stock for payment of board of director fees	—	—	87	—	—	—	87
Stock-based compensation expense, net of founder revest	—	—	198,476	—	—	—	198,476
Capitalized stock-based compensation	—	—	11,512	—	—	—	11,512
Net income (loss)	—	—	—	47,013	—	(323)	46,690
Non-controlling interest	—	—	—	—	—	4,756	4,756
Other comprehensive income	—	—	—	—	1,658	—	1,658
Balances at July 31, 2024	245,122	$123	$3,824,897	$(969,003)	$(3,102)	$37,675	$2,890,590
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Six Months Ended July 31, 2025 and 2024
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2025	247,872	$124	$4,367,070	$(1,078,107)	$(9,593)	$39,423	$3,318,917
Issuance of common stock upon exercise of options	265	—	2,355	—	—	—	2,355
Issuance of common stock under RSU and PSU release	2,402	1	(1)	—	—	—	—
Issuance of common stock under employee stock purchase plan	275	—	74,622	—	—	—	74,622
Issuance of common stock for founders holdbacks related to acquisitions	13	—	6,136	—	—	—	6,136
Issuance of common stock for payment of board of director fees	—	—	176	—	—	—	176
Stock-based compensation expense, net of founder revest	—	—	537,755	—	—	—	537,755
Capitalized stock-based compensation	—	—	28,431	—	—	—	28,431
Net loss	—	—	—	(187,882)	—	(756)	(188,638)
Non-controlling interest	—	—	—	—	—	(656)	(656)
Other comprehensive income	—	—	—	—	15,593	—	15,593
Balances at July 31, 2025	250,827	$125	$5,016,544	$(1,265,989)	$6,000	$38,011	$3,794,691

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2024	241,865	$121	$3,364,328	$(1,058,836)	$(1,663)	$33,139	$2,337,089
Issuance of common stock upon exercise of options	300	—	2,464	—	—	—	2,464
Issuance of common stock under RSU and PSU release	2,434	2	(2)	—	—	—	—
Issuance of common stock under employee stock purchase plan	518	—	56,099	—	—	—	56,099
Issuance of common stock for founders holdbacks related to acquisitions	5	—	1,778	—	—	—	1,778
Issuance of common stock for payment of board of director fees	—	—	175	—	—	—	175
Stock-based compensation expense, net of founder revest	—	—	380,109	—	—	—	380,109
Capitalized stock-based compensation	—	—	19,478	—	—	—	19,478
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	468	—	—	—	468
Net income	—	—	—	89,833	—	3,121	92,954
Non-controlling interest	—	—	—	—	—	1,415	1,415
Other comprehensive loss	—	—	—	—	(1,439)	—	(1,439)
Balances at July 31, 2024	245,122	$123	$3,824,897	$(969,003)	$(3,102)	$37,675	$2,890,590
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)(unaudited)

	Six Months Ended July 31,
	2025	2024
Operating activities
Net income (loss)	$(188,638)	$92,954
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	116,834	88,936
Amortization of intangible assets	15,261	12,332
Amortization of deferred contract acquisition costs	209,941	147,851
Non-cash operating lease cost	8,717	7,167
Stock-based compensation expense	540,757	384,002
Deferred income taxes	(2,320)	(1,929)
Realized gains on strategic investments	—	(6,227)
Non-cash interest expense	2,293	1,785
Change in fair value of strategic investments	1,579	—
Accretion of short-term investments purchased at a discount	—	2,285
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable, net	242,008	192,060
Deferred contract acquisition costs	(251,622)	(158,333)
Prepaid expenses and other assets	(50,411)	(63,224)
Accounts payable	(13,310)	(72)
Accrued expenses and other liabilities	12,716	7,968
Accrued payroll and benefits	(24,931)	(29,432)
Operating lease liabilities	(8,113)	(7,113)
Deferred revenue	106,178	38,859
Net cash provided by operating activities	716,939	709,869
Investing activities
Purchases of property and equipment	(116,248)	(88,937)
Capitalized internal-use software and website development costs	(34,726)	(24,995)
Purchases of strategic investments	(1,417)	(2,702)
Proceeds from sales of strategic investments	4,388	10,895
Business acquisitions, net of cash acquired	—	(96,381)
Proceeds from maturities and sales of short-term investments	—	97,300
Purchases of deferred compensation investments	(2,770)	(1,209)
Proceeds from sales of deferred compensation investments	164	41
Net cash used in investing activities	(150,609)	(105,988)
Financing activities
Proceeds from the issuance of common stock upon exercise stock options	2,355	2,464
Proceeds from issuance of common stock under the employee stock purchase plan	74,622	56,099
Distributions to non-controlling interest holders	(2,156)	(4,085)
Capital contributions from non-controlling interest holders	1,500	5,500
Net cash provided by financing activities	76,321	59,978
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	6,595	(1,040)
Net increase in cash, cash equivalents and restricted cash	649,246	662,819
Cash, cash equivalents and restricted cash at beginning of period	4,324,666	3,377,597
Cash, cash equivalents and restricted cash at end of period	$4,973,912	$4,040,416
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$4,972,436	$4,038,536
Restricted cash included in prepaid expenses and other assets	1,476	1,880
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$4,973,912	$4,040,416
Supplemental disclosure of cash flow information:
Interest paid	$11,250	$11,250
Income taxes paid, net of refunds received	26,031	10,250
Supplemental disclosure of non-cash investing and financing activities:
Net increase (decrease) in property and equipment included in accounts payable and accrued expenses	7,918	(16,469)
Equity consideration for acquisitions	—	468
Operating lease liabilities arising from obtaining operating right-of-use assets	28,273	2,854
Proceeds from sales of strategic investments not yet received	661	4,808
Stock-based compensation included in capitalized software development costs and fixed assets	28,431	19,478
Noncash consideration for the purchase of strategic investments	1,101	3,319
Noncash consideration received from sales of strategic investments	—	3,319
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2025, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended July 31, 2025 are not necessarily indicative of the results to be expected for the year ending January 31, 2026 or for any other interim period or for any other future year.
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
There were no channel partners or direct customers who represented 10% or more of the Company’s accounts receivable as of July 31, 2025 or January 31, 2025.
There were no channel partners or direct customers who represented 10% or more of the Company’s total revenue for each of the three and six months ended July 31, 2025 or July 31, 2024.
As of July 31, 2025, four end users represented 10% or more of the Company’s financing receivables, and in aggregate represented 59% of the Company’s financing receivables. As of January 31, 2025, two end users represented 10% or more of the Company’s financing receivables, and in aggregate represented 78% of the Company’s financing receivables.
Significant Accounting Policies
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2025. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and six months ended July 31, 2025.
Recently Issued Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The standard should be applied prospectively, and is effective for annual periods, including interim reporting periods, beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	July 31, 2025				January 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)
Money market funds	$845,191	$—	$—	$845,191	$1,470,040	$—	$—	$1,470,040
U.S. Treasury securities	—	2,489,080	—	2,489,080	—	2,490,097	—	2,490,097
Other assets
Deferred compensation investments	8,598	—	—	8,598	5,496	—	—	5,496
Total assets	$853,789	$2,489,080	$—	$3,342,869	$1,475,536	$2,490,097	$—	$3,965,633
(1)Cash equivalents exclude $707.0 million of time deposits, which are carried at cost and approximate fair value as of July 31, 2025.
There were no transfers between the levels of the fair value hierarchy during the periods presented.
As of July 31, 2025 and January 31, 2025, the Company’s U.S. Treasury securities were carried at fair value and there were no material realized or unrealized gains or losses, either individually or in aggregate.
The total estimated fair value of the Company’s financing receivables approximates their carrying amounts as of July 31, 2025 and January 31, 2025. The fair value of the Company’s financing receivables is considered to be a Level 3 measurement as unobservable inputs are used in determining discounted cash flows to estimate fair value.
Strategic Investments
The Company’s investments of privately held securities as of July 31, 2025, consisted of the following (in thousands):

	Privately held equity securities	Privately held debt and other securities	Total
Initial total cost	$70,657	$—	$70,657
Cumulative net gains	1,825	—	1,825
Carrying amount, end of period	$72,482	$—	$72,482

The Company’s investments of privately held securities as of January 31, 2025, consisted of the following (in thousands):

	Privately held equity securities	Privately held debt and other securities	Total
Initial total cost	$68,140	$1,000	$69,140
Cumulative net gains	3,404	—	3,404
Carrying amount, end of period	$71,544	$1,000	$72,544
As of July 31, 2025, the cumulative net gains of $1.8 million are comprised of upward adjustments of $7.3 million, less downward adjustments and impairment of $5.5 million. As of January 31, 2025, the cumulative net gains of $3.4 million are comprised of upward adjustments of $7.3 million, less downward adjustments and impairment of $3.9 million.
Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Unrealized losses recognized on privately held equity securities, including impairment	$—	$—	$(1,579)	$—
Unrealized losses, net	$—	$—	$(1,579)	$—

Realized gains recognized on sales of privately held equity securities	$—	$—	$—	$6,881
Realized losses recognized on sales of privately held equity securities	—	(655)	—	(655)
Realized gains (losses), net	$—	$(655)	$—	$6,226
Gains (losses) on strategic investments, net	$—	$(655)	$(1,579)	$6,226

Unrealized losses recognized during the reporting period on privately held equity securities still held at the reporting date	$—	$—	$(1,579)	$—
Unrealized losses recognized on privately held equity securities was related to downward adjustments and impairment.
Realized gains and losses recognized on sales of privately held equity securities reflects the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later.

3. Financing Receivables
The Company’s short-term and long-term financing receivables were as follows (in thousands):

	July 31, 2025	January 31, 2025
Short-term financing receivables, gross	$45,245	$9,579
Unearned income	(6,802)	(2,339)
Allowance for credit losses	(616)	(76)
Short-term financing receivables, net	$37,827	$7,164

Long-term financing receivables, gross	$108,952	$43,235
Unearned income	(8,514)	(5,051)
Allowance for credit losses	(887)	(342)
Long-term financing receivables, net	$99,551	$37,842
The Company’s amortized cost basis of financing receivables categorized by internal risk rating and year of origination was as follows (in thousands):

	July 31, 2025			January 31, 2025
	Fiscal Year of Origination			Fiscal Year of Origination
Internal Risk Rating(1)	2026	2025	Total	2026	2025	Total
1 to 4	$61,918	$18,890	$80,808	$—	$18,413	$18,413
5 to 6	32,889	25,184	58,073	—	27,011	27,011
7 to 9	—	—	—	—	—	—
Amortized cost basis of financing receivables	$94,807	$44,074	$138,881	$—	$45,424	$45,424
(1)Internal risk ratings are determined based on the end-user’s financial condition and are categorized as 1 through 9, with the lowest rating representing the highest quality. Credit quality indicators are generally updated at least annually, or more frequently to the extent required by economic conditions.
There was no significant activity in allowance for credit losses during the three and six months ended July 31, 2025. There were no financing receivables through July 31, 2024. There were no past due amounts on financing receivables as of July 31, 2025. Past due amounts on financing receivables as of January 31, 2025 were immaterial.
4. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2025	January 31, 2025
Data center and other computer equipment	$896,236	$755,728
Capitalized internal-use software and website development costs	327,606	265,987
Leasehold improvements	44,510	42,230
Purchased software	16,789	15,876
Furniture and equipment	11,006	10,485
Construction in progress	214,608	220,088
	1,510,755	1,310,394
Less: Accumulated depreciation and amortization	(641,515)	(521,754)
Property and equipment, net	$869,240	$788,640
Construction in progress primarily includes data center equipment purchased that has not yet been placed in service. Data center equipment that was purchased but not yet been placed into service was $171.4 million as of July 31, 2025.

Depreciation and amortization expense of property and equipment was $60.4 million and $46.2 million during the three months ended July 31, 2025 and July 31, 2024, respectively, and $116.8 million and $88.9 million during the six months ended July 31, 2025 and July 31, 2024, respectively.
There was no impairment of property and equipment during the three and six months ended July 31, 2025 and July 31, 2024. The Company capitalized $31.0 million and $25.0 million in internal-use software and website development costs during the three months ended July 31, 2025 and July 31, 2024, respectively, and $60.6 million and $42.5 million during the six months ended July 31, 2025 and July 31, 2024, respectively. Amortization expense associated with internal-use software and website development costs totaled $19.6 million and $13.8 million during the three months ended July 31, 2025 and July 31, 2024, respectively, and $37.1 million and $26.6 million during the six months ended July 31, 2025 and July 31, 2024, respectively. The net book value of capitalized internal-use software and website development costs was $167.5 million and $144.0 million as of July 31, 2025 and January 31, 2025, respectively.
Intangible Assets, Net
Total intangible assets, net consisted of the following (dollars in thousands):

	July 31, 2025			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$168,487	$76,589	$91,898	50
Customer relationships	24,560	10,342	14,218	60
Intellectual property and other acquired intangible assets	15,849	4,107	11,742	108
Total	$208,896	$91,038	$117,858

	January 31, 2025			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$168,416	$63,783	$104,633	55
Customer relationships	24,502	8,454	16,048	65
Intellectual property and other acquired intangible assets	15,837	3,404	12,433	112
Total	$208,755	$75,641	$133,114
Amortization expense of intangible assets was $7.6 million and $6.3 million during the three months ended July 31, 2025 and July 31, 2024, respectively, and $15.3 million and $12.3 million during the six months ended July 31, 2025 and July 31, 2024, respectively.
The estimated aggregate future amortization expense of intangible assets as of July 31, 2025 was as follows (in thousands):

Total
Fiscal 2026 (remaining six months)	$14,171
Fiscal 2027	27,248
Fiscal 2028	26,735
Fiscal 2029	23,982
Fiscal 2030	14,605
Thereafter	11,117
Total future amortization expense	$117,858
Developed technology, customer relationships, intellectual property and other acquired intangible assets are amortized over their estimated useful lives, generally on a straight-line basis, for periods ranging from 2 to 20 years.

Goodwill
The change in goodwill during the six months ended July 31, 2025 consisted of the following (in thousands):

Amounts
Goodwill as of January 31, 2025	$912,805
Foreign currency translation	520
Goodwill as of July 31, 2025	$913,325
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
On January 6, 2022, the Company modified the A&R Credit Agreement (the “Amended A&R Credit Agreement”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto. There were no changes to the borrowing amounts or maturity date. Under the Amended A&R Credit Agreement, revolving loans are Alternate Base Rate (“ABR”) Loans. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect on such day plus 0.50%, and (c) the Term Secured Overnight Finance Rate (the “Term SOFR”) for a one-month tenor in effect on such day plus 1.00%, in each case plus a margin between (0.25)% and 0.25%, depending on the senior secured leverage ratio. The Company will be charged a commitment fee of 0.15% to 0.25% per year for committed but unused amounts, depending on the senior secured leverage ratio. The financial covenants require the Company to maintain a minimum consolidated interest coverage ratio of 3.00:1.00 and a maximum total leverage ratio of 5.50:1.00 stepping down to 3.50:1.00 over time. The Company was in compliance with all of its financial covenants as of July 31, 2025.
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
No amounts were outstanding under the Amended A&R Credit Agreement as of July 31, 2025 or January 31, 2025.
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
The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs, and accretion of debt discount was $6.0 million during the three months ended July 31, 2025 and 2024, and $12.0 million during the six months ended July 31, 2025 and 2024.
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
As of July 31, 2025, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.
Based on the trading prices of the Senior Notes, the fair value of the Senior Notes was approximately $702.4 million and $688.4 million as of July 31, 2025 and January 31, 2025, respectively. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.
6. Income Taxes
The Company recognized income tax expense of $6.0 million and $10.9 million for the three months ended July 31, 2025 and July 31, 2024, respectively, and $27.1 million and $18.6 million for the six months ended July 31, 2025 and July 31, 2024, respectively. The tax expense for the three and six months ended July 31, 2025 and July 31, 2024 was primarily attributable to income taxes on earnings and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business.
On July 4, 2025, tax reform legislation included in the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant corporate tax reforms, including (i) the permanent reinstatement of deducting domestic research and development expenditures as incurred beginning in fiscal 2026 (under prior law such expenditures were capitalized and amortized over five years); (ii) the option to claim 100% accelerated depreciation deductions on qualified property; and (iii) international tax provisions modifying global intangible low-taxed income (GILTI), foreign-derived intangible income (FDII), and base erosion and anti-abuse tax (BEAT). The change in U.S. tax law resulted in an immaterial favorable effect on the income tax provision due to the Company’s valuation allowance and has been accounted for in the second quarter of fiscal year 2026.
The Company’s effective tax rates of (8.3)% and 18.9% for the three months ended July 31, 2025 and July 31, 2024, respectively, and (16.8)% and 16.7% for the six months ended July 31, 2025 and July 31, 2024, respectively, differ from the U.S. statutory tax rate primarily due to income taxes in foreign jurisdictions, withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business, and tax impacts from the enactment of the OBBBA, partially offset by valuation allowance in the U.S. and certain foreign jurisdictions where the Company does not benefit from losses and tax credits.
Total gross unrecognized tax benefits were $132.3 million and $117.5 million as of July 31, 2025 and January 31, 2025, respectively, which is primarily attributable to research and development credits. As of July 31, 2025 and January 31, 2025, approximately $56.1 million and $54.8 million, respectively, of unrecognized tax benefits, which, if recognized, would affect the Company’s effective tax rate due to the full valuation allowance. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of the income tax provision in the condensed consolidated statements of operations.

The Company had incurred $5.3 million and $3.0 million of interest and penalties related to unrecognized tax benefits as of July 31, 2025 and January 31, 2025.
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
7. Leases
Operating Leases
The Company has entered into non-cancellable operating lease agreements with various expiration dates through fiscal 2038. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.
The maturities of the Company’s non-cancelable operating lease liabilities are as follows (in thousands):

Total
Fiscal 2026 (remaining six months)	$6,630
Fiscal 2027	16,503
Fiscal 2028	15,849
Fiscal 2029	11,206
Fiscal 2030	9,219
Thereafter	16,465
Total operating lease payments	75,872
Less: imputed interest	(10,071)
Present value of operating lease liabilities	$65,801
As of July 31, 2025, the Company has entered into non-cancelable operating leases with terms greater than 12 months that have not yet commenced with undiscounted future minimum payments of $89.7 million, which are excluded from the table above. The operating leases are expected to commence between September 2025 and May 2026, with lease terms between 7.0 and 11.6 years.
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
There were no stock options granted during the six months ended July 31, 2025. Stock options granted during the six months ended July 31, 2024 were immaterial.
The following table is a summary of stock option activity for the six months ended July 31, 2025:

	Number of Shares	Weighted-Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2025	1,251	$10.23
Exercised	(265)	$8.89
Canceled	(2)	$20.59
Options outstanding at July 31, 2025	984	$10.56
Options vested and expected to vest at July 31, 2025	984	$10.56
Options exercisable at July 31, 2025	963	$10.33
There were no options that were unvested and exercisable as of July 31, 2025.
The aggregate intrinsic value of options vested and exercisable was $427.8 million and $472.3 million as of July 31, 2025 and January 31, 2025, respectively. The weighted-average remaining contractual term of options vested and exercisable was 3.1 years and 3.5 years as of July 31, 2025 and January 31, 2025, respectively.
The weighted-average grant date fair values of all options granted was none and $325.22 per share during the six months ended July 31, 2025 and July 31, 2024, respectively. The total intrinsic value of all options exercised was $91.3 million and $75.2 million during the three months ended July 31, 2025 and July 31, 2024, respectively, and $118.0 million and $103.7 million during the six months ended July 31, 2025 and July 31, 2024, respectively.
The aggregate intrinsic value of stock options outstanding as of July 31, 2025 and January 31, 2025 was $436.9 million and $485.3 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 3.2 years and 3.6 years as of July 31, 2025 and January 31, 2025, respectively.
Total unrecognized stock-based compensation expense related to unvested options was $4.9 million as of July 31, 2025. This expense is expected to be amortized over a weighted-average vesting period of 1.5 years.
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

Total unrecognized stock-based compensation expense related to unvested RSUs was $1.9 billion as of July 31, 2025. This expense is expected to be amortized over a weighted-average vesting period of 2.4 years.
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
Total unrecognized stock-based compensation expense related to unvested PSUs was $195.9 million as of July 31, 2025, which reflects the Company's updated assessment of the likelihood of satisfying the performance conditions. This expense is expected to be amortized over a weighted-average vesting period of 1.3 years.
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
Total unrecognized stock-based compensation expense related to the unvested portion of the Special PSU Awards was $6.0 million as of July 31, 2025. This expense is expected to be amortized over a weighted-average vesting period of 0.7 years.
The following table is a summary of RSUs, PSUs and the Special PSU Awards activities for the six months ended July 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2025	11,024	$227.55
Granted	1,379	$398.86
Released	(2,402)	$220.77
Performance adjustment (1)	(55)	$332.48
Forfeited	(571)	$243.28
RSUs and PSUs outstanding at July 31, 2025	9,375	$253.14
RSUs and PSUs expected to vest at July 31, 2025 (2)	8,918	$249.89
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
The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares is 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP allows for up to one increase in contribution during each purchase period. If an employee elects to increase his or her contribution, the Company treats this as an accounting modification. The ESPP also offers a two-year look-back feature, as well as a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. Contribution modifications during the three and six months ended July 31, 2025 were $3.1 million, which will be recognized over the remaining offering periods.
Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued as of July 31, 2025 and January 31, 2025 totaled $21.0 million and $33.2 million, respectively, and are included within accrued payroll and benefits in the condensed consolidated balance sheets.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of employee stock purchase rights granted under the Company’s ESPP:

Six Months Ended July 31,
	2025	2024
Expected term (in years)	0.5 – 2.0	0.5 – 2.0
Risk-free interest rate	3.9% – 5.3%	3.4% – 5.3%
Expected stock price volatility	44.5% – 59.8%	40.8% – 59.8%
Dividend yield	—%	—%

Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Subscription cost of revenue	$24,828	$16,732	$48,919	$30,648
Professional services cost of revenue	10,438	7,344	20,072	13,617
Sales and marketing	72,234	57,405	137,419	109,663
Research and development	115,794	75,851	223,086	142,593
General and administrative	63,859	43,545	111,261	87,481
Total stock-based compensation expense	$287,153	$200,877	$540,757	$384,002
9. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2025		2024		2025		2024
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
United States	$784,675	67%	$655,001	68%	$1,526,527	67%	$1,285,027	68%
Europe, Middle East, and Africa	188,423	16%	148,851	15%	364,865	16%	290,463	15%
Asia Pacific	117,538	10%	98,274	10%	230,365	10%	191,736	10%
Other	78,316	7%	61,746	7%	150,629	7%	117,682	7%
Total revenue	$1,168,952	100%	$963,872	100%	$2,272,386	100%	$1,884,908	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the three and six months ended July 31, 2025 and July 31, 2024.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $1,009.8 million and $843.4 million for the three months ended July 31, 2025 and July 31, 2024, respectively, and $1,722.1 million and $1,456.5 million for the six months ended July 31, 2025 and July 31, 2024, respectively, which was included in the corresponding contract liability balance at the beginning of the period.
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
Changes in deferred revenue were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Beginning balance	$3,771,395	$3,069,379	$3,728,677	$3,054,099
Additions to deferred revenue	1,232,414	987,690	2,378,566	1,924,006
Recognition of deferred revenue	(1,168,952)	(963,872)	(2,272,386)	(1,884,908)
Ending balance	$3,834,857	$3,093,197	$3,834,857	$3,093,197

Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancellable. Customers generally have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of July 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $7.2 billion. The Company expects to recognize approximately 52% of the remaining performance obligations in the 12 months following July 31, 2025, and 43% of the remaining performance obligations between 13 to 36 months, with the remainder to be recognized thereafter.
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
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to referral partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years, while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of five months. Commissions are included in sales and marketing expense in the condensed consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the three and six months ended July 31, 2025 or July 31, 2024.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Beginning balance	$847,850	$574,655	$847,950	$582,303
Capitalization of contract acquisition costs	148,819	91,853	251,622	158,333
Amortization of deferred contract acquisition costs	(107,038)	(73,723)	(209,941)	(147,851)
Ending balance	$889,631	$592,785	$889,631	$592,785

Deferred contract acquisition costs, current	$372,543	$251,246	$372,543	$251,246
Deferred contract acquisition costs, noncurrent	517,088	341,539	517,088	341,539
Total deferred contract acquisition costs	$889,631	$592,785	$889,631	$592,785
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
•On August 5, 2024, a putative class action was filed against CrowdStrike, Inc. in the Western District of Texas in relation to passenger airline flight disruptions allegedly caused by the July 19 Incident. On August 19, 2024, a second putative class action was filed against the Company and CrowdStrike, Inc. in the Western District of Texas, making similar allegations in relation to passenger airline flight disruptions. On November 6, 2024, these two lawsuits were consolidated, and interim class counsel was appointed. On December 6, 2024, a consolidated class action complaint was filed, which, among other things, asserts causes of action for negligence and public nuisance, and seeks certification of a nationwide class, as well as several state sub-classes of citizens of California, Ohio, Pennsylvania, Iowa, and Nevada. The putative classes are comprised of individuals who allegedly had a flight delayed or canceled as a result of the July 19 Incident. The consolidated complaint seeks unspecified monetary damages, certain injunctive relief, costs, and attorneys’ fees. On February 4, 2025, the Company and CrowdStrike, Inc. filed a motion to dismiss the consolidated complaint. On June 18, 2025, the district court granted the Company and CrowdStrike, Inc.’s motion to dismiss the consolidated complaint and entered a final judgment. On June 25, 2025, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit.
•On September 4, September 11, and September 20, 2024, three derivative lawsuits were filed against certain of the Company’s officers and directors, and against the Company as nominal defendant, in federal court in the Western District of Texas alleging various claims, including breach of fiduciary duty, unjust enrichment, and violations of federal securities laws, including that the defendants made false or misleading statements in violation of Sections 10(b) and 14(a) of the Exchange Act and SEC Rules 10b-5 and 14a-9. One of the lawsuits also brings a claim against certain of the defendants for contribution under Sections 10(b) and 21D of the Exchange Act. The complainants seek monetary and non-monetary relief purportedly on behalf of the Company. On November 21, 2024, all three cases were consolidated and stayed pending resolution of the putative securities class action described above. On April 9, 2025, another derivative lawsuit was filed against certain of the Company’s officers and directors, and against the Company as nominal defendant, in federal court in the District of Delaware, asserting similar claims and seeking similar relief as the previously filed derivative lawsuits. On May 22, 2025, this lawsuit was voluntarily dismissed without prejudice. On April 10, 2025, two additional derivative lawsuits were filed against certain of the Company’s officers and directors, and against the Company as nominal defendant, in federal court in the Western District of Texas, asserting similar claims and seeking similar relief as the previously filed derivative lawsuits. On May 23, 2025, these lawsuits were consolidated with each other and stayed pending a response by the Company’s board of directors to a litigation demand submitted by one of the plaintiffs and a proposed order governing next steps. On July 18, 2025, these consolidated lawsuits were stayed pending resolution of the putative securities class action described above. On July 3 and July 17, 2025, two additional derivative lawsuits were filed against certain of the Company’s officers and directors, and against the Company as a nominal defendant, in the Delaware Court of Chancery, asserting similar claims and seeking similar relief as the previously filed derivative lawsuits. On August 18, 2025, these two lawsuits were consolidated and stayed pending resolution of the putative securities class action described above.
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
Additionally, some customers and third parties have asserted claims against the Company. The Company has also received inquiries from other governmental authorities and third parties related to the July 19 Incident. The Company is cooperating and providing information in connection with these inquiries.

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
Amounts accrued and expenses incurred, net of insurance receivable recorded, associated with the July 19 Incident and related matters during the six months ended July 31, 2025 were as follows (in thousands):

Amounts
Balance at January 31, 2025	$21,145
Expenses incurred, net of insurance receivable recorded (1)	75,383
Payments made/ cash received	(45,917)
Balance at July 31, 2025	$50,611
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
In addition to customer commitment packages, the Company has made an immaterial amount of settlement offers to certain customers in response to the July 19 Incident. These amounts are, or will be, entirely offset by recoveries under the Company’s insurance policies. Accordingly, there is no impact on the Company’s condensed consolidated statement of operations during the three and six months ended July 31, 2025. The customer payables and insurance receivables were recorded as accrued expenses and as prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet as of July 31, 2025, respectively.
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

Purchase Obligations
In the normal course of business, the Company enters into non-cancellable purchase commitments with various parties to purchase products and services such as data center capacity, advertising, technology, equipment, office renovations, corporate events, and consulting services. A summary of non-cancellable purchase obligations in excess of one year as of July 31, 2025, with expected date of payment is as follows (in thousands):

Total Commitments
Fiscal 2026 (remaining six months)	$225,134
Fiscal 2027	562,472
Fiscal 2028	578,094
Fiscal 2029	578,386
Fiscal 2030	452,124
Thereafter	159,526
Total purchase commitments	$2,555,736
Unfunded Loan Commitments
The Company provides financing arrangements for certain qualified end-users to purchase its products and services. When the Company enters into these financing arrangements with the end-users, the funds provided by the Company for the sales transactions do not always occur immediately upon signing, depending on the terms of the arrangements. The Company estimates an allowance for credit losses on these off-balance sheet credit exposures at each reporting period on the contractual period over which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. As of July 31, 2025, the Company had non-cancellable unfunded commitments totaling approximately $40.6 million.
Warranties and Indemnification
The Company’s cloud computing services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s online help documentation under normal use and circumstances. In addition, for its Falcon Complete customers, the Company offers a limited warranty, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. The Company has entered into an insurance policy to reduce its potential liability arising from such limited warranty arrangements. The Company’s customer arrangements generally include certain provisions for indemnifying customers against losses suffered or incurred as a result of third-party claims that the Company’s products or services infringe a third party’s intellectual property rights. From time to time, the Company has also agreed to certain other indemnifications and warranties. The Company has not incurred any material costs because of such obligations and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of July 31, 2025 or January 31, 2025.
The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of July 31, 2025 or January 31, 2025.

11. Acquisitions
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
Acquisition costs incurred during the six months ended July 31, 2025 were immaterial.
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
12. Net Income (Loss) Per Share Attributable to Common Stockholders
Basic and diluted net income (loss) per share attributable to CrowdStrike’s common stockholders is computed in conformity with the two-class method required for participating securities. Basic net income (loss) per share attributable to CrowdStrike common stockholders is computed by dividing the net income (loss) attributable to CrowdStrike by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to CrowdStrike common stockholders is calculated by dividing net income by the combination of the weighted-average number of common shares outstanding and the effect of the weighted-average number of dilutive common share equivalents during the period. The dilutive potential shares of common stock are comprised of outstanding stock options, RSUs, PSUs, Special PSUs, ESPP obligations, and founder holdbacks, and are computed using the treasury stock method. The effects of the outstanding stock options, RSUs, PSUs, Special PSUs, ESPP obligations, and founder holdbacks are excluded from the computation of the diluted net income per share in periods in which the effect would be anti-dilutive. Diluted net loss per share is the same as basic net loss per share for the three and six months ended July 31, 2025 because the effects of potentially dilutive items were antidilutive given the Company’s net loss position during the three and six months ended July 31, 2025.
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
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to CrowdStrike common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to CrowdStrike	$(77,675)	$47,013	$(187,882)	$89,833
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders, basic	249,909	244,091	249,182	243,249
Dilutive effect of common stock equivalents	—	7,174	—	7,475
Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders, dilutive	249,909	251,265	249,182	250,724
Net income (loss) per share attributable to CrowdStrike common stockholders, basic	$(0.31)	$0.19	$(0.75)	$0.37
Net income (loss) per share attributable to CrowdStrike common stockholders, diluted	$(0.31)	$0.19	$(0.75)	$0.36

The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
RSUs and PSUs subject to future vesting	8,918	117	8,918	117
Shares of common stock issuable from stock options	963	—	963	—
Share purchase rights under the Employee Stock Purchase Plan	556	1	556	1
Potential common shares excluded from diluted net income (loss) per share	10,437	118	10,437	118
The above table excludes founder holdbacks related to business combinations where a variable number of shares will be issued upon vesting to settle a fixed monetary amount of $12.3 million, contingent upon continued employment with the Company. The share price will be determined based on the Company’s average stock price or the volume weighted average stock price five days prior to each vesting date. During the three and six months ended July 31, 2025, 13,004 shares were issued to settle founder holdbacks at a weighted average price of $471.87 per share.
As of July 31, 2025, the above table also excludes 456,843 outstanding shares of in progress PSUs and Special PSUs where pre-defined targets have not yet been achieved.
13. Segment Information
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
The Company’s property and equipment, net and operating lease right-of-use assets are summarized by geographic area as follows (in thousands):

	July 31, 2025	January 31, 2025
United States	$773,121	$688,766
Germany	97,694	88,443
Other countries	61,824	54,194
Total property and equipment, net and operating lease right-of-use assets	$932,639	$831,403
See Note 9 for additional information about the Company’s revenue by geographic region.

14. Strategic Plan
On May 6, 2025, the Company announced a strategic plan (the “Plan”) to evolve its operations to yield greater efficiencies as the Company continues to scale its business with focus and discipline to meet its goals. The Plan resulted in a reduction of roles representing approximately 500 positions, or 5%, of the Company’s global workforce.
The actions associated with the Plan were substantially completed as of July 31, 2025. For the three months ended July 31, 2025, the Company recorded charges related to the Plan of $38.4 million, which consisted of $20.1 million related to severance payments and employee benefits, $17.9 million related to stock-based compensation expense, and $0.4 million for non-employee costs. For the six months ended July 31, 2025, the Company recorded charges related to the Plan of $45.0 million, which consisted of $20.1 million related to severance payments and employee benefits, $17.9 million related to stock-based compensation expense, and $7.0 million for non-employee costs.
Charges related to the Plan included in the condensed consolidated statement of operations are as follows (in thousands):

	Three Months Ended July 31, 2025	Six Months Ended July 31, 2025
Subscription cost of revenue	$3,563	$3,563
Professional services cost of revenue	3,345	3,345
Sales and marketing	8,723	8,723
Research and development	16,696	16,696
General and administrative	6,057	12,678
Total	$38,384	$45,005
The following table summarizes the activities related to the Plan for the three and six months ended July 31, 2025 (in thousands):

	Three Months Ended July 31, 2025			Six Months Ended July 31, 2025
	Severance and Related Costs	Non-Employee Costs	Total	Severance and Related Costs	Non-Employee Costs	Total
Liability, beginning of the period	$—	$3,382	$3,382	$—	$—	$—
Charges	37,983	401	38,384	37,983	7,022	45,005
Payments	(17,989)	(3,737)	(21,726)	(17,989)	(6,976)	(24,965)
Non-cash items	(17,901)	—	(17,901)	(17,901)	—	(17,901)
Liability, end of the period	$2,093	$46	$2,139	$2,093	$46	$2,139
As of July 31, 2025, the liability associated with the Plan is included in accrued payroll and benefits and accounts payable on the condensed consolidated balance sheet.
15. Subsequent Events
On August 25, 2025, the Company entered into an Agreement and Plan of Merger to acquire Onum Technology Inc., a privately held company. The total purchase price for the transaction will be approximately $290.0 million, subject to customary closing adjustments. The acquisition is expected to close in the third quarter of fiscal 2026.

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
July 19 Incident. On July 19, 2024, we released a content configuration update for our Falcon sensor that resulted in system crashes for certain Windows systems (the “July 19 Incident”). As a result of the July 19 Incident, we are subject to lawsuits, claims and inquiries as described in Note 10, “Commitments and Contingencies,” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. We have incurred, and expect to continue to incur, significant legal and professional services and other general and administrative expenses associated with the July 19 Incident in future periods. It is not reasonably possible to quantify the precise impact of the July 19 Incident, but the incident has adversely affected our results of operations, and we currently expect a number of factors relating to the incident to adversely affect our key metrics and results of operations in future periods. While we have maintained high dollar-based gross retention rates following the incident, we have experienced delays in creating sales opportunities and longer sales cycles, including delays in customer purchasing decisions. We expect sales cycles to continue to be elongated in future periods. In addition, because our customers typically sign contracts with terms of twelve months or longer, customer churn and any corresponding impact to our key metrics and revenue may occur in future periods. Customer commitment packages introduced following the July 19 Incident have included discounting, additional modules, professional services, flexible payment terms or subscription period extensions. Our customer commitment packages have resulted, and are expected to continue to result, in increased contraction, due to elongated subscription terms, and decreased upsell dollar values.

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
The following table sets forth our ARR as of the dates presented (dollars in thousands):

	As of July 31,
	2025	2024
Annual recurring revenue	$4,656,682	$3,864,512
Year-over-year growth	20%	32%
ARR grew to $4.7 billion as of July 31, 2025, of which $221.1 million and $414.8 million was net new ARR added for the three and six months ended July 31, 2025, respectively. ARR grew to $3.9 billion as of July 31, 2024, of which $217.6 million and $429.3 million was net new ARR added for the three and six months ended July 31, 2024, respectively.
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
Our dollar-based net retention rate continued to be strong as of July 31, 2025. Our dollar-based net retention rate can fluctuate from period to period due to large customer contracts in a given period and incentives provided, which may reduce our dollar-based net retention rate in subsequent periods. In addition, if our customers are not able to fully utilize their product subscriptions (including in connection with our flexible subscription offering), we may experience increased contraction as such customers may elect to renew with shorter subscription periods, fewer cloud modules, fewer endpoints or smaller contract values, which may reduce our dollar-based net retention rate.

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

On July 4, 2025, tax reform legislation included in the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The tax effects of the OBBBA have been accounted for in the second quarter of the fiscal year 2026. The OBBBA includes significant corporate tax reforms, including (i) the permanent reinstatement of deducting domestic research and development expenditures as incurred beginning in fiscal 2026 (under prior law such expenditures were capitalized and amortized over five years); (ii) the option to claim 100% accelerated depreciation deductions on qualified property; and (iii) international tax provisions modifying global intangible low-taxed income (GILTI), foreign-derived intangible income (FDII), and base erosion and anti-abuse tax (BEAT). The change in U.S. tax law resulted in an immaterial favorable effect on both our income tax provision due to the Company’s valuation allowance and cash flows from operations due to lower cash tax payments.

Net Income (Loss) Attributable to Non-controlling Interest. Net income (loss) attributable to non-controlling interest consists of the Falcon Funds’ non-controlling interest share of gains and losses and interest income from our strategic investments.

Results of Operations
The following tables set forth our condensed consolidated statements of operations for each period presented (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %	Six Months Ended July 31,		Change $	Change %
	2025	2024			2025	2024
Revenue
Subscription	$1,102,945	$918,257	$184,688	20%	$2,153,713	$1,790,429	$363,284	20%
Professional services	66,007	45,615	20,392	45%	118,673	94,479	24,194	26%
Total revenue	1,168,952	963,872	205,080	21%	2,272,386	1,884,908	387,478	21%
Cost of revenue
Subscription	253,640	199,910	53,730	27%	496,014	389,567	106,447	27%
Professional services	56,643	37,491	19,152	51%	103,412	72,837	30,575	42%
Total cost of revenue	310,283	237,401	72,882	31%	599,426	462,404	137,022	30%
Gross profit	858,669	726,471	132,198	18%	1,672,960	1,422,504	250,456	18%
Operating expenses
Sales and marketing	447,024	355,471	91,553	26%	886,641	705,585	181,056	26%
Research and development	346,668	250,908	95,760	38%	680,797	486,157	194,640	40%
General and administrative	177,956	106,434	71,522	67%	343,157	210,168	132,989	63%
Total operating expenses	971,648	712,813	258,835	36%	1,910,595	1,401,910	508,685	36%
Income (loss) from operations	(112,979)	13,658	(126,637)	(927)%	(237,635)	20,594	(258,229)	(1,254)%
Interest expense	(6,823)	(6,549)	(274)	4%	(13,538)	(13,060)	(478)	4%
Interest income	50,850	51,526	(676)	(1)%	96,230	97,376	(1,146)	(1)%
Other income (expense), net	(2,722)	(1,031)	(1,691)	164%	(6,618)	6,625	(13,243)	(200)%
Income (loss) before provision for income taxes	(71,674)	57,604	(129,278)	(224)%	(161,561)	111,535	(273,096)	(245)%
Provision for income taxes	5,971	10,914	(4,943)	(45)%	27,077	18,581	8,496	46%
Net income (loss)	(77,645)	46,690	(124,335)	(266)%	(188,638)	92,954	(281,592)	(303)%
Net income (loss) attributable to non-controlling interest	30	(323)	353	(109)%	(756)	3,121	(3,877)	(124)%
Net income (loss) attributable to CrowdStrike	$(77,675)	$47,013	$(124,688)	(265)%	$(187,882)	$89,833	$(277,715)	(309)%

The following table presents the components of our condensed consolidated statements of operations as a percentage of total revenue for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
	%		%
Revenue
Subscription	94%	95%	95%	95%
Professional services	6%	5%	5%	5%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	22%	21%	22%	21%
Professional services	5%	4%	5%	4%
Total cost of revenue	27%	25%	26%	25%
Gross profit	73%	75%	74%	75%
Operating expenses
Sales and marketing	38%	37%	39%	37%
Research and development	30%	26%	30%	26%
General and administrative	15%	11%	15%	11%
Total operating expenses	83%	74%	84%	74%
Income (loss) from operations	(10)%	1%	(10)%	1%
Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income	4%	5%	4%	5%
Other income (expense), net	—%	—%	—%	—%
Income (loss) before provision for income taxes	(6)%	6%	(7)%	6%
Provision for income taxes	1%	1%	1%	1%
Net income (loss)	(7)%	5%	(8)%	5%
Net income (loss) attributable to non-controlling interest	—%	—%	—%	—%
Net income (loss) attributable to CrowdStrike	(7)%	5%	(8)%	5%
Comparison of the Three Months Ended July 31, 2025 and 2024
Revenue
The following shows total revenue from subscriptions and professional services for the three months ended July 31, 2025 as compared to the three months ended July 31, 2024 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2025	2024
Subscription	$1,102,945	$918,257	$184,688	20%
Professional services	66,007	45,615	20,392	45%
Total revenue	$1,168,952	$963,872	$205,080	21%
Total revenue increased by $205.1 million, or 21%, for the three months ended July 31, 2025 compared to the three months ended July 31, 2024. Subscription revenue accounted for 94% and 95% of total revenue for the three months ended July 31, 2025 and July 31, 2024, respectively. Professional services revenue accounted for 6% and 5% of our total revenue for the three months ended July 31, 2025 and July 31, 2024, respectively.
Subscription revenue increased by $184.7 million, or 20%, for the three months ended July 31, 2025 compared to the three months ended July 31, 2024, which was primarily driven by a combination of the addition of new customers and the sale of additional sensors and modules to existing customers.

Professional services revenue increased by $20.4 million, or 45%, for the three months ended July 31, 2025, compared to the three months ended July 31, 2024, which was primarily attributable to an increase in the number of professional service hours.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the three months ended July 31, 2025 as compared to the three months ended July 31, 2024 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2025	2024
Subscription	$253,640	$199,910	$53,730	27%
Professional services	56,643	37,491	19,152	51%
Total cost of revenue	$310,283	$237,401	$72,882	31%
Total cost of revenue increased by $72.9 million, or 31%, for the three months ended July 31, 2025 compared to the three months ended July 31, 2024. Subscription cost of revenue increased by $53.7 million, or 27%, for the three months ended July 31, 2025, compared to the three months ended July 31, 2024. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $13.6 million driven by a 19% increase in average headcount, an increase in cloud hosting and related services costs of $12.9 million, an increase in depreciation of data center equipment of $7.3 million, an increase in stock-based compensation expense of $6.6 million, an increase in amortization of internal-use software of $5.8 million, an increase in allocated overhead costs of $3.9 million, and charges related to the Plan (as defined elsewhere in this Quarterly Report on Form 10-Q) of $3.6 million.
Professional services cost of revenue increased by $19.2 million, or 51%, for the three months ended July 31, 2025, compared to the three months ended July 31, 2024. The increase in professional services cost of revenue was primarily due to an increase in consulting expenses of $9.0 million, an increase in employee-related expenses of $4.1 million driven by a 13% increase in average headcount, charges related to the Plan of $3.3 million, and an increase in stock-based compensation expense of $1.7 million.
The following shows gross profit and gross margin for subscriptions and professional services for the three months ended July 31, 2025 as compared to the three months ended July 31, 2024 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2025	2024
Subscription gross profit	$849,305	$718,347	$130,958	18%
Professional services gross profit	9,364	8,124	1,240	15%
Total gross profit	$858,669	$726,471	$132,198	18%

	Three Months Ended July 31,		Change %
	2025	2024
Subscription gross margin	77%	78%	(1)%
Professional services gross margin	14%	18%	(4)%
Total gross margin	73%	75%	(2)%
Subscription gross margin slightly decreased by one percentage point for the three months ended July 31, 2025, compared to the three months ended July 31, 2024. The decrease in subscription gross margin was primarily due to an increase in stock-based compensation expense, and an increase in depreciation of data center equipment during the three months ended July 31, 2025.
Professional services gross margin decreased by four percentage points for the three months ended July 31, 2025, compared to the three months ended July 31, 2024. The decrease in professional services gross margin was primarily due to an increase in consulting expense during the three months ended July 31, 2025.

Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the three months ended July 31, 2025 as compared to the three months ended July 31, 2024 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2025	2024
Sales and marketing expenses	$447,024	$355,471	$91,553	26%
Sales and marketing expenses increased by $91.6 million, or 26%, for the three months ended July 31, 2025 compared to the three months ended July 31, 2024. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $46.2 million driven by a 11% increase in average headcount, an increase in stock-based compensation expense of $11.1 million, an increase in marketing programs of $10.6 million, charges related to the Plan of $8.7 million, an increase in employee benefits of $5.1 million, an increase in allocated overhead costs of $4.6 million, and an increase in travel expenses of $2.2 million, partially offset by a decrease in expenses associated with the July 19 Incident and related matters of $3.0 million, and a decrease in company events expenses of $2.1 million.
Research and Development
The following shows research and development expenses for the three months ended July 31, 2025 as compared to the three months ended July 31, 2024 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2025	2024
Research and development expenses	$346,668	$250,908	$95,760	38%
Research and development expenses increased by $95.8 million, or 38%, for the three months ended July 31, 2025 compared to the three months ended July 31, 2024. This increase was primarily due to an increase in stock-based compensation expense of $31.2 million, an increase in employee-related expenses of $30.2 million driven by a 19% increase in average headcount, charges related to the Plan of $16.7 million, an increase in cloud hosting and related costs of $10.6 million, an increase in allocated overhead costs of $6.1 million, and an increase in employee benefits of $4.5 million, partially offset by an increase in software capitalization of $2.8 million.
General and Administrative
The following shows general and administrative expenses for the three months ended July 31, 2025 as compared to the three months ended July 31, 2024 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2025	2024
General and administrative expenses	$177,956	$106,434	$71,522	67%
General and administrative expenses increased by $71.5 million, or 67%, for the three months ended July 31, 2025 compared to the three months ended July 31, 2024. The increase in general and administrative expenses was primarily due to an increase in expenses associated with the July 19 Incident and related matters of $34.3 million, an increase in stock-based compensation expense of $17.8 million, charges related to the Plan of $6.1 million, an increase in employee-related expenses of $2.8 million driven by a 15% increase in average headcount, an increase in consulting expense of $2.3 million, an increase in legal expense of $1.7 million unrelated to the July 19 Incident or related matters, and an increase in term-based software licenses of $1.0 million.

Interest Expense, Interest Income, and Other Expense, Net
The following shows interest expense, interest income, and other expense, net for the three months ended July 31, 2025 as compared to the three months ended July 31, 2024 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2025	2024
Interest expense	$(6,823)	$(6,549)	$(274)	4%
Interest income	$50,850	$51,526	$(676)	(1)%
Other expense, net	$(2,722)	$(1,031)	$(1,691)	164%
Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense, accretion of debt discount for our Senior Notes issued in January 2021, and amortization of debt issuance costs on our Revolving Facility.
The decrease in interest income for the three months ended July 31, 2025 compared to the three months ended July 31, 2024 was driven by lower market rates, partially offset by a higher cash balance.
The increase in other expense, net for the three months ended July 31, 2025 compared to the three months ended July 31, 2024 was primarily due to an increase in net foreign currency transaction losses of $2.7 million, partially offset by a decrease in realized losses from strategic investments of $0.7 million and an increase in gains from deferred compensation assets of $0.6 million.
Provision for Income Taxes
The following shows the provision for income taxes for the three months ended July 31, 2025 as compared to the three months ended July 31, 2024 (in thousands, except percentage):

	Three Months Ended July 31,		Change $	Change %
	2025	2024
Provision for income taxes	$5,971	$10,914	$(4,943)	(45)%
The decrease in provision for income taxes of $4.9 million during the three months ended July 31, 2025 compared to the three months ended July 31, 2024 was primarily attributable to tax impacts from the enactment of the OBBBA, partially offset by valuation allowance in the U.S. and certain foreign jurisdictions where the Company does not benefit from losses and tax credits.
Comparison of the Six Months Ended July 31, 2025 and 2024
Revenue
The following shows total revenue from subscriptions and professional services for the six months ended July 31, 2025 as compared to the six months ended July 31, 2024 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2025	2024
Subscription	$2,153,713	$1,790,429	$363,284	20%
Professional services	118,673	94,479	24,194	26%
Total revenue	$2,272,386	$1,884,908	$387,478	21%
Total revenue increased by $387.5 million, or 21%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024. Subscription revenue accounted for 95% total revenue for both the six months ended July 31, 2025 and July 31, 2024. Professional services revenue accounted for 5% of our total revenue for both the six months ended July 31, 2025 and July 31, 2024.

Subscription revenue increased by $363.3 million, or 20%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024, which was primarily driven by a combination of the addition of new customers and the sale of additional sensors and modules to existing customers.
Professional services revenue increased by $24.2 million, or 26%, for the six months ended July 31, 2025, compared to the six months ended July 31, 2024, which was primarily attributable to an increase in the number of professional service hours.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the six months ended July 31, 2025 as compared to the six months ended July 31, 2024 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2025	2024
Subscription	$496,014	$389,567	$106,447	27%
Professional services	103,412	72,837	30,575	42%
Total cost of revenue	$599,426	$462,404	$137,022	30%
Total cost of revenue increased by $137.0 million, or 30%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024. Subscription cost of revenue increased by $106.4 million, or 27%, for the six months ended July 31, 2025, compared to the six months ended July 31, 2024. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $28.4 million driven by a 21% increase in average headcount, an increase in cloud hosting and related services costs of $23.2 million, an increase in stock-based compensation expense of $16.8 million, an increase in depreciation of data center equipment of $15.3 million, an increase in amortization of internal-use software of $10.5 million, an increase in allocated overhead costs of $8.7 million, and charges related to the Plan of $3.6 million.
Professional services cost of revenue increased by $30.6 million, or 42%, for the six months ended July 31, 2025, compared to the six months ended July 31, 2024. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $10.4 million driven by a 14% increase in average headcount, an increase in consulting expenses of $9.0 million, an increase in stock-based compensation expense of $5.1 million, charges related to the Plan of $3.3 million, and an increase in allocated overhead costs of $1.6 million.
The following shows gross profit and gross margin for subscriptions and professional services for the six months ended July 31, 2025 as compared to the six months ended July 31, 2024 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2025	2024
Subscription gross profit	$1,657,699	$1,400,862	$256,837	18%
Professional services gross profit	15,261	21,642	(6,381)	(29)%
Total gross profit	$1,672,960	$1,422,504	$250,456	18%

	Six Months Ended July 31,		Change %
	2025	2024
Subscription gross margin	77%	78%	(1)%
Professional services gross margin	13%	23%	(10)%
Total gross margin	74%	75%	(1)%
Subscription gross margin slightly decreased by one percentage point for the six months ended July 31, 2025, compared to the six months ended July 31, 2024. The decrease in subscription gross margin was primarily due to an increase in stock-based compensation expense, and an increase in depreciation of data center equipment during the six months ended July 31, 2025.
Professional services gross margin decreased by ten percentage points for the six months ended July 31, 2025, compared to the six months ended July 31, 2024. The decrease in professional services gross margin was primarily due to an increase in consulting expense during the six months ended July 31, 2025.

Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the six months ended July 31, 2025 as compared to the six months ended July 31, 2024 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2025	2024
Sales and marketing expenses	$886,641	$705,585	$181,056	26%
Sales and marketing expenses increased by $181.1 million, or 26%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $94.2 million driven by a 13% increase in average headcount, an increase in stock-based compensation expense of $24.1 million, an increase in marketing programs of $17.4 million, an increase in allocated overhead costs of $11.4 million, an increase in employee benefits of $9.8 million, charges related to the Plan of $8.7 million, an increase in travel expenses of $8.1 million, and an increase in term-based software licenses of $2.1 million, partially offset by a decrease in company events expenses of $5.3 million, and a decrease of $2.5 million of expenses associated with the July 19 Incident and related matters.
Research and Development
The following shows research and development expenses for the six months ended July 31, 2025 as compared to the six months ended July 31, 2024 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2025	2024
Research and development expenses	$680,797	$486,157	$194,640	40%
Research and development expenses increased by $194.6 million, or 40%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024. This increase was primarily due to an increase in stock-based compensation expense of $71.7 million, an increase in employee-related expenses of $66.8 million driven by a 22% increase in average headcount, an increase in cloud hosting and related costs of $25.1 million, charges related to the Plan of $16.7 million, an increase in allocated overhead costs of $13.7 million, an increase in employee benefits of $8.9 million, and an increase in term-based software licenses of $1.9 million, partially offset by an increase in software capitalization of $10.4 million, a decrease in other labor expenses of $8.8 million, and a decrease in depreciation of data center equipment of $1.1 million.
General and Administrative
The following shows general and administrative expenses for the six months ended July 31, 2025 as compared to the six months ended July 31, 2024 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2025	2024
General and administrative expenses	$343,157	$210,168	$132,989	63%
General and administrative expenses increased by $133.0 million, or 63%, for the six months ended July 31, 2025 compared to the six months ended July 31, 2024. The increase in general and administrative expenses was primarily due to an increase in expenses associated with the July 19 Incident and related matters of $72.9 million, an increase in stock-based compensation expense of $21.2 million, charges related to the Plan of $12.7 million, an increase in employee-related expenses of $11.8 million driven by a 16% increase in average headcount, an increase in legal expense of $3.1 million unrelated to the July 19 Incident or related matters, an increase in term-based software licenses of $2.5 million, an increase in travel expenses of $2.5 million, and an increase in allocated overhead costs of $2.4 million, partially offset by a decrease in consulting expense of $1.2 million.

Interest Expense, Interest Income, and Other Income (Expense), Net
The following shows interest expense, interest income, and other income (expense), net for the six months ended July 31, 2025 as compared to the six months ended July 31, 2024 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2025	2024
Interest expense	$(13,538)	$(13,060)	$(478)	4%
Interest income	$96,230	$97,376	$(1,146)	(1)%
Other income (expense), net	$(6,618)	$6,625	$(13,243)	(200)%
Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense, accretion of debt discount for our Senior Notes issued in January 2021, and amortization of debt issuance costs on our Revolving Facility.
The decrease in interest income for the six months ended July 31, 2025 compared to the six months ended July 31, 2024 was driven by lower market rates, partially offset by a higher cash balance.
The decrease in other income (expense), net for the six months ended July 31, 2025 compared to the six months ended July 31, 2024 was primarily due to a decrease in net realized gains on our strategic investments of $6.2 million, an increase in net foreign currency transaction losses of $5.3 million, and downward adjustments and impairment of $1.6 million of our strategic investments.
Provision for Income Taxes
The following shows the provision for income taxes for the six months ended July 31, 2025 as compared to the six months ended July 31, 2024 (in thousands, except percentage):

	Six Months Ended July 31,		Change $	Change %
	2025	2024
Provision for income taxes	$27,077	$18,581	$8,496	46%
The increase in provision for income taxes of $8.5 million during the six months ended July 31, 2025 compared to the six months ended July 31, 2024 was primarily attributable to income taxes in foreign jurisdictions and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business.
Liquidity and Capital Resources
Our primary sources of liquidity as of July 31, 2025, consisted of: (i) $5.0 billion in cash and cash equivalents, which mainly consists of cash on hand and highly liquid investments in money market funds, U.S. Treasury bills, and time deposits, (ii) cash we expect to generate from operations, and (iii) available capacity under our $750.0 million Revolving Facility. It is not currently possible to reasonably estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties, or other resolution of proceedings resulting from the July 19 Incident or related matters. However, despite such uncertainties, we expect that the combination of our existing cash and cash equivalents, cash flows from operations, and the Revolving Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our Revolving Facility matures on January 2, 2026.
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
We have historically generated operating losses, as reflected in our accumulated deficit of $1.3 billion as of July 31, 2025. We expect to continue to make investments, particularly in sales and marketing and research and development. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.

We generally invoice our subscription customers at the beginning of the subscription term, or in some instances, such as in multi-year arrangements, in installments. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2025, we had deferred revenue of $3.8 billion, of which $2.8 billion was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, or foreign currency forward contracts.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended July 31,
	2025	2024
Net cash provided by operating activities	$716,939	$709,869
Net cash used in investing activities	(150,609)	(105,988)
Net cash provided by financing activities	76,321	59,978
Net change in cash, cash equivalents and restricted cash	649,246	662,819
Operating Activities
Net cash provided by operating activities during the six months ended July 31, 2025 was $716.9 million, which resulted from net loss of $188.6 million, adjusted for non-cash charges of $893.1 million and net cash inflow of $12.5 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $540.8 million in stock-based compensation expense, $209.9 million of amortization of deferred contract acquisition costs, $116.8 million of depreciation and amortization, $15.3 million of amortization of intangibles assets, $8.7 million of non-cash operating lease costs, $2.3 million of non-cash interest expense, and $1.6 million change in fair value of strategic investments, partially offset by $2.3 million of deferred income taxes. The net cash inflow from changes in operating assets and liabilities was primarily due to a $242.0 million decrease in accounts receivable, a $106.2 million increase in deferred revenue, and a $12.7 million increase in accrued expenses and other liabilities, partially offset by a $251.6 million increase in deferred contract acquisition costs, a $50.4 million increase in prepaid expenses and other assets, a $24.9 million decrease in accrued payroll and benefits, a $13.3 million decrease in accounts payable, and an $8.1 million decrease in operating lease liabilities.
Investing Activities
Net cash used in investing activities of $150.6 million during the six months ended July 31, 2025 was primarily due to purchases of property and equipment of $116.2 million, capitalized internal-use software and website development costs of $34.7 million, purchases of deferred compensation investments of $2.8 million, and purchases of strategic investments of $1.4 million, partially offset by proceeds from sales of strategic investments of $4.4 million.
Financing Activities
Net cash provided by financing activities of $76.3 million during the six months ended July 31, 2025 was primarily due to proceeds from our employee stock purchase plan of $74.6 million, proceeds from the exercise of stock options of $2.4 million, and capital contributions from non-controlling interests of $1.5 million, partially offset by distributions to non-controlling interest holders of $2.2 million.

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

Statement of Operations	Six Months Ended July 31, 2025
(in thousands)
Revenue	$2,270,124
Cost of revenue	637,297
Operating expenses	1,922,898
Loss from operations	(290,071)
Net loss	(231,316)
Net loss attributable to CrowdStrike	(231,316)

Balance Sheet	July 31, 2025	January 31, 2025
	(in thousands)
Current assets (excluding current intercompany receivables from non-Guarantors)	$6,365,805	$5,922,562
Current intercompany receivables from non-Guarantors	—	49,417
Noncurrent assets (excluding noncurrent intercompany receivables from non-Guarantors)	2,456,410	2,316,545
Noncurrent intercompany receivables from non-Guarantors	622,205	613,732
Current liabilities (excluding current intercompany payables to non-Guarantors)	3,334,261	3,331,647
Current intercompany payables to non-Guarantors	72,200	31,092
Noncurrent liabilities (excluding noncurrent intercompany payables to non-Guarantors)	1,984,734	1,897,235
Noncurrent intercompany payables to non-Guarantors	208,436	234,643

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
Contractual Obligations and Commitments
During the six months ended July 31, 2025, there were no significant changes to our debt obligations related to the Senior Notes, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
We have non-cancellable purchase commitments with various parties to purchase products and services entered in the normal course of business totaling $2.6 billion as of July 31, 2025, with remaining terms in excess of 12 months. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
Our commitments also consist of obligations under non-cancellable real estate arrangements on an undiscounted basis, of which $15.8 million is due in the next 12 months and $149.8 million is due thereafter.
As of July 31, 2025, our unrecognized tax benefits included $58.5 million, which were classified as long-term liabilities due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits.
As of July 31, 2025, we had non-cancellable unfunded commitments from our financing arrangements totaling approximately $40.6 million.
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
There have been no significant changes in our critical accounting policies and estimates during the six months ended July 31, 2025, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC on March 10, 2025.

Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice our subscription customers at the beginning of the subscription term, or in some instances, such as in multi-year arrangements, in installments. Until we have the contractual right to invoice, these contract amounts are classified as backlog. They are not recorded in deferred revenue or elsewhere in our condensed consolidated financial statements. As of July 31, 2025, we had backlog of approximately $3.3 billion. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
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
Employees
As of July 31, 2025, we had 10,047 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risks during the three and six months ended July 31, 2025 compared to our disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2025. Based on such evaluation of our disclosure controls and procedures as of July 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are currently a party to, and may from time to time in the future be involved in, various litigation matters and subject to claims that arise in the ordinary course of business, including claims asserted by third parties in the form of letters and other communications. For information regarding legal proceedings and other claims asserted against us, including in relation to the July 19 Incident, see Note 10, “Commitments and Contingencies,” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The July 19 Incident has harmed, and is expected to continue to harm, our business, sales, customer and partner relations, and our reputation. As a result of the incident, certain of our existing or prospective customers have elected to, and may in the future elect to, defer purchasing decisions relating to our products and services or not purchase our products and services at all. Customers have also decided, and may in the future decide, to terminate or not renew their agreements with us. The July 19 Incident has negatively impacted, and may in the future negatively impact, our existing or prospective partners’ ability or willingness to promote our products or services. Certain of our competitors have aggressively approached our current and prospective customers and partners to attempt to capitalize on the incident, and may continue to do so. Furthermore, we have agreed to, and expect to agree to in the future, provide incentives in connection with our commercial arrangements with our customers, including subscription period extensions, discounts or promotional modules. The July 19 Incident has received negative media coverage and harmed our reputation and brand. If we are unable to regain the trust of our current and prospective customers and partners, or if negative media coverage and publicity continues, whether directly or indirectly related to the July 19 Incident, our reputation and brand may suffer further, exacerbating the effects discussed herein. These factors may result in harm to our business, results of operations and financial condition.
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
We have incurred net losses each year prior to fiscal 2024, and we may not achieve or maintain profitability in the future. We experienced net losses of $19.3 million and $183.2 million for fiscal 2025 and 2023, respectively, and net income of $89.3 million for fiscal 2024. As of July 31, 2025, we had an accumulated deficit of $1.3 billion. While we have experienced significant growth in revenue in recent periods, and have achieved profitability during certain periods, including fiscal 2024, we cannot assure you when or whether we will reach sustained profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. Additionally, on May 6, 2025, we announced a strategic plan (the “Plan”) to evolve our operations to yield greater efficiencies as we continue to scale our business with focus and discipline to meet our goals. We cannot assure you that the Plan or the above-mentioned investments will result in substantial increases in our total revenue or improvements in our results of operations. We also have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
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
We derived approximately 30%, 32%, 32% and 33% of our total revenue from our international customers for fiscal 2023, fiscal 2024, fiscal 2025 and the six months ended July 31, 2025, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
Internationally, virtually every jurisdiction in which we operate has established its own data privacy and security legal framework with which we must comply. For example, we are required to comply with the European Union (“EU”) General Data Protection Regulation (“GDPR”) and its equivalent in the U.K. (“U.K. GDPR”), which impose stringent obligations regarding the collection, control, use, sharing, disclosure and other processing of personal data and create mandatory breach notification requirements under certain circumstances. While the GDPR and U.K. GDPR remain substantially similar for the time being, the U.K. government has adopted reforms to its data protection legal framework in its Data Use and Access Act 2025, which became law on June 19, 2025 (phasing in between June 2025 and June 2026) and will introduce significant changes from the GDPR. This may lead to additional compliance costs and could increase overall risk exposure as businesses may no longer be able to take a unified approach across the European Economic Area (“EEA”) and the U.K., and such businesses may need to amend their processes and procedures to align with the new framework. Implementing mechanisms to endeavor to ensure compliance with the GDPR and the U.K. GDPR may be onerous and expose businesses to divergent parallel regimes that may be subject to potentially different interpretations and enforcement actions for certain violations and related uncertainty. Failure to comply with the GDPR or the U.K. GDPR can result in significant fines and other liability, including, under the GDPR, fines of up to EUR 20 million (or GBP 17.5 million under the U.K. GDPR) or four percent (4%) of annual global revenue, whichever is greater. European data protection authorities have already imposed fines for GDPR violations of up to, in some cases, hundreds of millions of Euros.
Legal developments in the EEA have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA, including in the context of website cookies. Similar complexities and uncertainties also apply to transfers from the U.K. to third countries. While we have taken steps to mitigate the impact on us, such as implementing the European Commission’s standard contractual clauses (“SCCs”) and the U.K.’s international Data Transfer Agreement (or the U.K.’s international data transfer addendum that can be used with the SCCs), the efficacy and longevity of these mechanisms remains uncertain. On July 10, 2023, the European Commission adopted an adequacy decision concluding that the U.S. ensures an adequate level of protection for personal data transferred from the EU to the U.S. under the recently adopted EU-U.S. Data Privacy Framework (followed on October 12, 2023 with the adoption of an adequacy decision in the U.K. for the U.K.-U.S. Data Bridge); however, such new adequacy decision has been challenged in EU courts, and is likely to face additional challenges. Moreover, although the U.K. currently has an adequacy decision from the European Commission, such that SCCs are not required for the transfer of personal data from the EEA to the U.K., that decision will sunset in December 2025 unless extended (as it was prior to the previous June 2025 deadline) and it may be revoked in the future by the European Commission if the U.K. data protection regime is reformed in ways that deviate substantially from the GDPR. The EU has also enacted legislation that would regulate non-personal data and establish new cybersecurity standards, and other countries, including the U.K., may similarly do so in the future. In particular, the EU’s Digital Services Act and the EU’s Data Act both entered into force in 2024 and impose certain content moderation, notice and transparency obligations on digital platforms and intermediaries and certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers (as well as certain requirements concerning cross-border international transfers of non-personal data outside the EEA), respectively. Additionally, the EU’s Network and Information Security Directive II, adopted in 2023, regulates resilience and incident response capabilities of entities operating in a number of sectors, including the digital infrastructure sector and provides for EU member states to have issued implementing legislation by October 2024. Further, the EU’s Digital Operational Resiliency Act became effective in January 2025 and imposes certain requirements on entities in the financial sector and their third-party cloud service providers related to managing and mitigating information and communication technology risk. If we are unable to transfer data, including personal data, between and among countries and regions in which we operate, or are otherwise required to modify our practices, including our data privacy and security controls and procedures, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. While we have implemented new controls and procedures designed to comply with the requirements of the GDPR, U.K. GDPR and the data privacy and security laws of other jurisdictions in which we operate, such procedures and controls may not be effective in ensuring compliance or preventing unauthorized transfers of personal data.
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
We incorporate novel uses of AI technologies, including generative AI, into our products and operations, such as our Falcon platform. AI is complex and rapidly evolving, and we face significant competition from other companies who may incorporate AI into their products more quickly or more successfully than us, as well as an evolving regulatory landscape. The introduction of AI, and particularly generative AI, a relatively new and emerging technology in the early stages of commercial use, into new or existing products, and our operations, may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. For example, generative AI has been known to produce a false or “hallucinatory” interferences or output, and certain generative AI uses machine learning and predictive analytics, which may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. In addition, the use of AI by other companies has resulted in, and may in the future result in, data breaches and cybersecurity incidents that implicate the personal information of AI users. Further, the use of AI presents emerging ethical, social, legal and other issues, and if we enable or offer solutions that draw scrutiny or controversy due to perceived or actual risks or impacts on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, delays in customer purchasing decisions and/or legal liability. Our continued incorporation of AI, including generative AI, into our products and operations requires us to expend significant resources. If such investments do not deliver anticipated benefits or are not otherwise successful, our business and results of operations may be harmed.
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
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our common stock. As of August 21, 2025, we had 250,955,140 shares of common stock outstanding.
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
As of July 31, 2025, we had $750.0 million principal amount of indebtedness outstanding (excluding intercompany indebtedness), and there is additional availability under our revolving facility of up to $750.0 million (excluding issued but undrawn letters of credit). Our indebtedness could have important consequences, including:
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
On July 4, 2025, tax reform legislation included in the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The tax effects of the OBBBA have been accounted for in the second quarter of the fiscal year 2026. The OBBBA includes significant corporate tax reforms, including (i) the permanent reinstatement of deducting domestic research and development expenditures as incurred beginning in fiscal 2026 (under prior law such expenditures were capitalized and amortized over five years); (ii) the option to claim 100% accelerated depreciation deductions on qualified property; and (iii) international tax provisions modifying global intangible low-taxed income (GILTI), foreign-derived intangible income (FDII), and base erosion and anti-abuse tax (BEAT).
In addition, the Organization for Economic Cooperation and Development (“OECD”) has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. On October 8, 2021, the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2024 and, with respect to certain components of the plan, to 2025. Under Pillar Two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a jurisdictional basis. The European Union and other countries (including those in which we operate) have enacted or committed to enact Pillar Two into their domestic laws, which may adversely impact our provision for income taxes, existing tax incentives, net income and cash flows. On February 1, 2023, the U.S. Financial Accounting Standards Board (“FASB”) indicated that they believe the minimum tax imposed under Pillar Two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. On January 20, 2025, the Trump Administration issued an executive order declaring the Inclusive Framework has no force or effect in the U.S. absent congressional action, and directing the U.S. Department of Treasury to: (i) investigate whether any non-U.S. countries are not in compliance with any U.S. tax treaty or have implemented or are likely to implement tax rules that are extraterritorial or disproportionately affect U.S. companies, which may include actions or taxes imposed under Pillar One or Pillar Two, and (ii) develop options for “protective measures” in response to any such noncompliance or tax rules. On June 28, 2025, the United States and the rest of G7 countries announced an agreement that would, in principle, exclude U.S. parented groups from certain taxes under Pillar Two and address certain risks of base erosion and profit shifting. However, we cannot predict whether or when such agreement will be brought into force, and whether the United States will adopt any other protective measures, including with respect to any taxes imposed under Pillar One, or whether or how any non-U.S. countries may change their tax laws, including with respect to Pillar One or Pillar Two, in response to the executive order, the agreement in principle described above, or otherwise. In addition, the Inclusive Framework envisages the removal of all Digital Services Taxes (“DST”). Notwithstanding this, some countries, in the European Union and beyond, continue to operate existing DST regimes to capture tax revenue on digital services more immediately. Such laws may increase our tax obligations in those countries or change the manner in which we operate our business.
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
Expectations regarding our efforts and performance relating to environmental, social and governance factors have imposed and may impose additional costs on us and expose us to risks.
Regulators, certain investors, and other stakeholders have focused on and set, and in the future may continue to focus on, set and revise, expectations relating to environmental, social and governance (“ESG”) matters, both in the United States and internationally. We have undertaken and expect to continue to undertake certain ESG-related initiatives, goals and commitments, which we have communicated on our website, in our SEC filings and elsewhere. These initiatives, goals, or commitments could be difficult to achieve and have in the past been, and may in the future be, costly to implement. We could fail to achieve, or be perceived to fail to achieve, our ESG-related initiatives, goals, or commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them. Stakeholders could also challenge the accuracy, adequacy, or completeness of our ESG-related disclosures. Our actual or perceived failure to achieve some or all of our ESG-related initiatives, goals, or commitments or maintain ESG practices that meet evolving stakeholder expectations or regulatory requirements could harm our reputation, adversely impact our ability to attract and retain employees or customers and expose us to increased scrutiny from ESG-focused investors, regulatory authorities and others, or subject us to liability. Damage to our reputation or reduced demand for our products may adversely impact our business, financial condition, or results of operations.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Equity Securities
Not applicable.
(b)Issuer Purchases of Equity Securities
The following table provides information with respect to purchases by the Company of shares of common stock during the three months ended July 31, 2025:

Period	(a) Total number of shares (or units) purchased(1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs(2)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(2)
May 1, 2025 to May 31, 2025	—	$—	—	$—
June 1, 2025 to June 30, 2025	23	$461.999	—	$1,000,000,000
July 1, 2025 to July 31, 2025	—	$—	—	$1,000,000,000
(1)We repurchased, in open market transactions, 23 shares of common stock in connection with the administration of our ESPP.
(2)On June 3, 2025, we announced that our board of directors had authorized the Share Repurchase Program for the repurchase of up to $1.0 billion of shares of our common stock. The Share Repurchase Program does not have a fixed expiration date. Such repurchases may be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions and trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. There were no share repurchases under our Share Repurchase Program during the three months ended July 31, 2025. As of July 31, 2025, $1.0 billion remained available for future share repurchases under the Share Repurchase Program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended July 31, 2025, certain of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted a “Rule 10b5-1 trading arrangement” (as defined in Regulation S-K Item 408) for the sale of shares of our common stock, as set forth below, in amounts and prices determined in accordance with a formula set forth in each such plan:

Plans
Name and Title	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Number of Shares to be Sold	Expiration(3)
Michael Sentonas, President	Adoption	June 24, 2025	X		Up to 45,000	Earlier of when all shares under the plan are sold and June 24, 2026
Sameer K. Gandhi, Director	Adoption	June 27, 2025	X		Up to 80,000	Earlier of when all shares under the plan are sold and September 30, 2026
(1)Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2)Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(3)Subject to further early termination for certain specified events as set forth therein.
ITEM 6. EXHIBITS

We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.
Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38933	3.1	June 14, 2019
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	10-Q	001-38933	3.2	November 27, 2024
3.3	Certificate of Retirement of Class B common stock.	8-K	001-38933	3.1	December 13, 2024
10.1†	Outside Director Compensation Policy, as amended on June 18, 2025					X
22.1	List of Subsidiary Guarantors	10-K	001-38933	22.1	March 10, 2025
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document

†	Indicates management contract or compensatory plan, contract or agreement.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of August 27, 2025.

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere Chief Financial Officer (Principal Financial Officer)

By:	/s/ Anurag Saha
Anurag Saha Chief Accounting Officer (Principal Accounting Officer)