Form 10-Q
period 2025-10-31
CrowdStrike Holdings, Inc.
filed 2025-12-03
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑
As of November 25, 2025, the number of shares of the registrant’s common stock outstanding was 252,098,440.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CrowdStrike Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	October 31,	January 31,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$4,801,083	$4,323,295
Accounts receivable, net of allowance for credit losses of $2.7 million and $2.8 million as of October 31, 2025 and January 31, 2025, respectively	1,013,116	1,128,564
Deferred contract acquisition costs, current	398,708	347,042
Prepaid expenses and other current assets	306,375	314,444
Total current assets	6,519,282	6,113,345
Strategic investments	81,332	72,544
Property and equipment, net	926,963	788,640
Operating lease right-of-use assets	67,359	42,763
Deferred contract acquisition costs, noncurrent	556,221	500,908
Goodwill	1,352,927	912,805
Intangible assets, net	144,405	133,114
Other long-term assets	316,858	137,459
Total assets	$9,965,347	$8,701,578
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$131,596	$130,887
Accrued expenses	190,009	191,349
Accrued payroll and benefits	357,653	319,243
Operating lease liabilities, current	15,929	13,811
Deferred revenue	2,851,488	2,733,005
Other current liabilities	53,220	72,755
Total current liabilities	3,599,895	3,461,050
Long-term debt	745,099	743,983
Deferred revenue, noncurrent	1,211,762	995,672
Operating lease liabilities, noncurrent	57,018	31,107
Other liabilities, noncurrent	292,556	150,849
Total liabilities	5,906,330	5,382,661
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of October 31, 2025 and January 31, 2025; no shares issued and outstanding as of October 31, 2025 and January 31, 2025.	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of October 31, 2025 and January 31, 2025; 252,078 shares and 247,872 shares issued and outstanding as of October 31, 2025 and January 31, 2025, respectively; Class B common stock, $0.0005 par value; 92,364 shares authorized as of October 31, 2025 and January 31, 2025; 0 shares issued and outstanding as of October 31, 2025 and January 31, 2025.	126	124
Additional paid-in capital	5,314,820	4,367,070
Accumulated deficit	(1,299,986)	(1,078,107)
Accumulated other comprehensive income (loss)	1,537	(9,593)
Total CrowdStrike Holdings, Inc. stockholders’ equity	4,016,497	3,279,494
Non-controlling interest	42,520	39,423
Total stockholders’ equity	4,059,017	3,318,917
Total liabilities and stockholders’ equity	$9,965,347	$8,701,578
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Revenue
Subscription	$1,168,705	$962,735	$3,322,418	$2,753,164
Professional services	65,539	47,443	184,212	141,922
Total revenue	1,234,244	1,010,178	3,506,630	2,895,086

Cost of revenue
Subscription	257,915	216,301	753,929	605,868
Professional services	49,890	38,786	153,302	111,623
Total cost of revenue	307,805	255,087	907,231	717,491

Gross profit	926,439	755,091	2,599,399	2,177,595

Operating expenses
Sales and marketing	481,032	408,267	1,367,673	1,113,852
Research and development	347,564	275,602	1,028,361	761,759
General and administrative	167,286	126,945	510,443	337,113
Total operating expenses	995,882	810,814	2,906,477	2,212,724

Loss from operations	(69,443)	(55,723)	(307,078)	(35,129)
Interest expense	(6,931)	(6,587)	(20,469)	(19,647)
Interest income	50,883	52,201	147,113	149,577
Other income (expense), net	2,223	(429)	(4,395)	6,196

Income (loss) before provision for income taxes	(23,268)	(10,538)	(184,829)	100,997

Provision for income taxes	10,720	6,281	37,797	24,862

Net income (loss)	(33,988)	(16,819)	(222,626)	76,135
Net income (loss) attributable to non-controlling interest	9	3	(747)	3,124
Net income (loss) attributable to CrowdStrike	$(33,997)	$(16,822)	$(221,879)	$73,011

Net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	$(0.14)	$(0.07)	$(0.89)	$0.30
Diluted	$(0.14)	$(0.07)	$(0.89)	$0.29

Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	251,326	245,536	249,905	244,017
Diluted	251,326	245,536	249,905	250,747
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Net income (loss)	$(33,988)	$(16,819)	$(222,626)	$76,135
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,264)	700	11,136	(754)
Unrealized gain (loss) on cash equivalents and short-term investments, net of tax	801	376	(6)	391
Other comprehensive income (loss)	(4,463)	1,076	11,130	(363)
Less: Comprehensive income (loss) attributable to non-controlling interest	9	3	(747)	3,124
Total comprehensive income (loss) attributable to CrowdStrike	$(38,460)	$(15,746)	$(210,749)	$72,648
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended October 31, 2025 and 2024
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at July 31, 2025	250,827	$125	$5,016,544	$(1,265,989)	$6,000	$38,011	$3,794,691
Issuance of common stock upon exercise of options	40	—	273	—	—	—	273
Issuance of common stock under RSU and PSU release	1,181	1	(1)	—	—	—	—
Issuance of common stock for restricted stock awards	26	—	—	—	—	—	—
Issuance of common stock for founders holdbacks related to acquisitions	4	—	1,534	—	—	—	1,534
Issuance of common stock for payment of board of director fees	—	—	94	—	—	—	94
Stock-based compensation expense, net of founder revest	—	—	279,260	—	—	—	279,260
Capitalized stock-based compensation	—	—	14,814	—	—	—	14,814
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	2,302	—	—	—	2,302
Net income (loss)	—	—	—	(33,997)	—	9	(33,988)
Non-controlling interest	—	—	—	—	—	4,500	4,500
Other comprehensive loss	—	—	—	—	(4,463)	—	(4,463)
Balances at October 31, 2025	252,078	$126	$5,314,820	$(1,299,986)	$1,537	$42,520	$4,059,017

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at July 31, 2024	245,122	$123	$3,824,897	$(969,003)	$(3,102)	$37,675	$2,890,590
Issuance of common stock upon exercise of options	116	—	844	—	—	—	844
Issuance of common stock under RSU and PSU release	1,068	1	(1)	—	—	—	—
Issuance of common stock for founders holdbacks related to acquisitions	3	—	889	—	—	—	889
Issuance of common stock for payment of board of director fees	—	—	86	—	—	—	86
Stock-based compensation expense, net of founder revest	—	—	206,489	—	—	—	206,489
Capitalized stock-based compensation	—	—	12,456	—	—	—	12,456
Net income (loss)	—	—	—	(16,822)	—	3	(16,819)
Other comprehensive income	—	—	—	—	1,076	—	1,076
Balances at October 31, 2024	246,309	$124	$4,045,660	$(985,825)	$(2,026)	$37,678	$3,095,611
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Nine Months Ended October 31, 2025 and 2024
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2025	247,872	$124	$4,367,070	$(1,078,107)	$(9,593)	$39,423	$3,318,917
Issuance of common stock upon exercise of options	305	—	2,628	—	—	—	2,628
Issuance of common stock under RSU and PSU release	3,583	2	(2)	—	—	—	—
Issuance of common stock under employee stock purchase plan	275	—	74,622	—	—	—	74,622
Issuance of common stock for restricted stock awards	26	—	—	—	—	—	—
Issuance of common stock for founders holdbacks related to acquisitions	17	—	7,670	—	—	—	7,670
Issuance of common stock for payment of board of director fees	—	—	270	—	—	—	270
Stock-based compensation expense, net of founder revest	—	—	817,015	—	—	—	817,015
Capitalized stock-based compensation	—	—	43,245	—	—	—	43,245
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	2,302	—	—	—	2,302
Net loss	—	—	—	(221,879)	—	(747)	(222,626)
Non-controlling interest	—	—	—	—	—	3,844	3,844
Other comprehensive income	—	—	—	—	11,130	—	11,130
Balances at October 31, 2025	252,078	$126	$5,314,820	$(1,299,986)	$1,537	$42,520	$4,059,017

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2024	241,865	$121	$3,364,328	$(1,058,836)	$(1,663)	$33,139	$2,337,089
Issuance of common stock upon exercise of options	416	—	3,308	—	—	—	3,308
Issuance of common stock under RSU and PSU release	3,502	3	(3)	—	—	—	—
Issuance of common stock under employee stock purchase plan	518	—	56,099	—	—	—	56,099
Issuance of common stock for founders holdbacks related to acquisitions	8	—	2,667	—	—	—	2,667
Issuance of common stock for payment of board of director fees	—	—	261	—	—	—	261
Stock-based compensation expense, net of founder revest	—	—	586,598	—	—	—	586,598
Capitalized stock-based compensation	—	—	31,934	—	—	—	31,934
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	468	—	—	—	468
Net income	—	—	—	73,011	—	3,124	76,135
Non-controlling interest	—	—	—	—	—	1,415	1,415
Other comprehensive loss	—	—	—	—	(363)	—	(363)
Balances at October 31, 2024	246,309	$124	$4,045,660	$(985,825)	$(2,026)	$37,678	$3,095,611
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)(unaudited)

	Nine Months Ended October 31,
	2025	2024
Operating activities
Net income (loss)	$(222,626)	$76,135
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	180,883	137,851
Amortization of intangible assets	23,061	18,665
Amortization of deferred contract acquisition costs	325,434	227,713
Non-cash operating lease cost	12,625	11,100
Stock-based compensation expense	822,728	592,890
Deferred income taxes	(5,362)	(2,122)
Realized gains on strategic investments	—	(6,227)
Non-cash interest expense	3,533	2,748
Change in fair value of strategic investments	1,579	—
Accretion of short-term investments purchased at a discount	—	2,285
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable, net	116,196	39,184
Deferred contract acquisition costs	(431,660)	(361,412)
Prepaid expenses and other assets	(79,440)	(42,832)
Accounts payable	(9,627)	34,096
Accrued expenses and other liabilities	19,853	85,667
Accrued payroll and benefits	32,607	89,896
Operating lease liabilities	(8,979)	(11,812)
Deferred revenue	333,675	142,180
Net cash provided by operating activities	1,114,480	1,036,005
Investing activities
Purchases of property and equipment	(199,643)	(167,641)
Capitalized internal-use software and website development costs	(51,496)	(41,266)
Purchases of strategic investments	(10,267)	(12,702)
Proceeds from sales of strategic investments	4,901	10,895
Business acquisitions, net of cash and restricted cash acquired	(380,914)	(96,381)
Proceeds from maturities and sales of short-term investments	—	97,300
Purchases of deferred compensation investments	(4,257)	(1,815)
Proceeds from sales of deferred compensation investments	173	41
Net cash used in investing activities	(641,503)	(211,569)
Financing activities
Proceeds from the issuance of common stock upon exercise stock options	2,628	3,308
Proceeds from issuance of common stock under the employee stock purchase plan	74,622	56,099
Distributions to non-controlling interest holders	(2,156)	(4,085)
Capital contributions from non-controlling interest holders	6,000	5,500
Net cash provided by financing activities	81,094	60,822
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	7,317	(641)
Net increase in cash, cash equivalents and restricted cash	561,388	884,617
Cash, cash equivalents and restricted cash at beginning of period	4,324,666	3,377,597
Cash, cash equivalents and restricted cash at end of period	$4,886,054	$4,262,214
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$4,801,083	$4,260,324
Restricted cash included in prepaid expenses and other current assets	1,011	1,890
Restricted cash included in other long-term assets	83,960	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$4,886,054	$4,262,214
Supplemental disclosure of cash flow information:
Interest paid	$22,500	$22,500
Income taxes paid, net of refunds received	41,505	14,195
Supplemental disclosure of non-cash investing and financing activities:
Net increase in property and equipment included in accounts payable and accrued expenses	13,744	22,811
Equity consideration for acquisitions	2,302	468
Operating lease liabilities arising from obtaining operating right-of-use assets	35,351	7,009
Proceeds from sales of strategic investments not yet received	166	4,808
Stock-based compensation included in capitalized software development costs and fixed assets	42,493	31,934
Noncash consideration for the purchase of strategic investments	1,101	3,319
Noncash consideration received from sales of strategic investments	—	3,319
Fair value of common stock issued for consideration transferred	10,318	—
Restricted cash held in escrow for purchase consideration for business combinations	83,000	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business and Significant Accounting Policies
Business
CrowdStrike Holdings, Inc. (and/or its subsidiaries, as applicable, the “Company”) was formed on November 7, 2011. The Company is a global cybersecurity leader that delivers cybersecurity’s AI-native platform for the XDR era, purpose-built to stop breaches. The Company’s unified platform provides cloud-delivered protection of endpoints, cloud workloads, identity, and data via a software as a service (“SaaS”) subscription-based model that spans multiple large security markets, including corporate endpoint security, security and IT operations, managed security services, next-gen SIEM, cloud security, identity protection, threat intelligence, data protection, exposure management and cybersecurity generative AI. The Company conducts its business in the United States, as well as locations internationally, including in Australia, Canada, Germany, India, Israel, Japan, Romania, Spain, and the United Kingdom.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2025, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and nine months ended October 31, 2025 are not necessarily indicative of the results to be expected for the year ending January 31, 2026 or for any other interim period or for any other future year.
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
There were no channel partners or direct customers who represented 10% or more of the Company’s accounts receivable as of October 31, 2025 or January 31, 2025.
There were no channel partners or direct customers who represented 10% or more of the Company’s total revenue for each of the three and nine months ended October 31, 2025 or October 31, 2024.
As of October 31, 2025, three end users represented 10% or more of the Company’s financing receivables, and in aggregate represented 36% of the Company’s financing receivables. As of January 31, 2025, two end users represented 10% or more of the Company’s financing receivables, and in aggregate represented 78% of the Company’s financing receivables.
Significant Accounting Policies
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2025. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three and nine months ended October 31, 2025 with the exception of the following addition:
Restricted Cash - The Company records cash that is restricted as to withdrawal or use under the terms of certain contractual agreements as restricted cash. The Company’s restricted cash primarily relates to indemnity holdback amounts arising from business combinations. Restricted cash is classified as current or noncurrent based on the remaining term of the restriction. The current portion of restricted cash is recorded in prepaid expenses and other current assets in the consolidated balance sheets. The noncurrent portion of restricted cash is recorded in other long-term assets in the consolidated balance sheets.
Recently Issued Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The standard intends to modernize the recognition and capitalization framework by removing the previous “development stage” model and introducing a more judgment-based approach. This standard can be applied prospectively, using a modified transition method based on the status of the project and whether software costs were capitalized prior to the date of adoption, or retrospectively, and is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, with a subsequent clarification of its effective date through ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date in January 2025, requiring additional disclosure on specific expense categories included in the expense captions presented on the statements of operations. The new standard can be applied either prospectively or retrospectively, and is effective for annual periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its disclosures within the consolidated financial statements.

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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	October 31, 2025				January 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)
Money market funds	$449,092	$—	$—	$449,092	$1,470,040	$—	$—	$1,470,040
U.S. Treasury securities	—	2,489,319	—	2,489,319	—	2,490,097	—	2,490,097
Other assets
Deferred compensation investments	10,720	—	—	10,720	5,496	—	—	5,496
Total assets	$459,812	$2,489,319	$—	$2,949,131	$1,475,536	$2,490,097	$—	$3,965,633
(1)Cash equivalents exclude $709.1 million of time deposits, which are carried at cost and approximate fair value as of October 31, 2025.
There were no transfers between the levels of the fair value hierarchy during the periods presented.
As of October 31, 2025 and January 31, 2025, the Company’s U.S. Treasury securities were carried at fair value and there were no material realized or unrealized gains or losses, either individually or in aggregate.
The total estimated fair value of the Company’s financing receivables approximates their carrying amounts as of October 31, 2025 and January 31, 2025. The fair value of the Company’s financing receivables is considered to be a Level 3 measurement as unobservable inputs are used in determining discounted cash flows to estimate fair value.

Strategic Investments
The Company’s investments of privately held securities as of October 31, 2025, consisted of the following (in thousands):

	Privately held equity securities	Privately held debt and other securities	Total
Initial total cost	$79,507	$—	$79,507
Cumulative net gains	1,825	—	1,825
Carrying amount, end of period	$81,332	$—	$81,332
The Company’s investments of privately held securities as of January 31, 2025, consisted of the following (in thousands):

	Privately held equity securities	Privately held debt and other securities	Total
Initial total cost	$68,140	$1,000	$69,140
Cumulative net gains	3,404	—	3,404
Carrying amount, end of period	$71,544	$1,000	$72,544
As of October 31, 2025, the cumulative net gains of $1.8 million are comprised of upward adjustments of $7.3 million, less downward adjustments and impairment of $5.5 million. As of January 31, 2025, the cumulative net gains of $3.4 million are comprised of upward adjustments of $7.3 million, less downward adjustments and impairment of $3.9 million.
Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Unrealized losses recognized on privately held equity securities, including impairment	$—	$—	$(1,579)	$—
Unrealized losses, net	$—	$—	$(1,579)	$—

Realized gains recognized on sales of privately held equity securities	$—	$—	$—	$6,881
Realized losses recognized on sales of privately held equity securities	—	—	—	(655)
Realized gains, net	$—	$—	$—	$6,226
Gains (losses) on strategic investments, net	$—	$—	$(1,579)	$6,226

Unrealized losses recognized during the reporting period on privately held equity securities still held at the reporting date	$—	$—	$(1,579)	$—
Unrealized losses recognized on privately held equity securities was related to downward adjustments and impairment.
Realized gains and losses recognized on sales of privately held equity securities reflect the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later.

3. Financing Receivables
The Company’s short-term and long-term financing receivables were as follows (in thousands):

	October 31, 2025	January 31, 2025
Short-term financing receivables, gross	$54,003	$9,579
Unearned income	(8,534)	(2,339)
Allowance for credit losses	(997)	(76)
Short-term financing receivables, net	$44,472	$7,164

Long-term financing receivables, gross	$141,862	$43,235
Unearned income	(9,906)	(5,051)
Allowance for credit losses	(1,439)	(342)
Long-term financing receivables, net	$130,517	$37,842
The Company’s amortized cost basis of financing receivables categorized by internal risk rating and year of origination was as follows (in thousands):

	October 31, 2025			January 31, 2025
	Fiscal Year of Origination			Fiscal Year of Origination
Internal Risk Rating(1)	2026	2025	Total	2025	Total
1 to 4	$83,298	$19,135	$102,433	$18,413	$18,413
5 to 6	44,046	25,135	69,181	27,011	27,011
7 to 9	5,811	—	5,811	—	—
Amortized cost basis of financing receivables	$133,155	$44,270	$177,425	$45,424	$45,424
(1)Internal risk ratings are determined based on the end-user’s financial condition and are categorized as 1 through 9, with the lowest rating representing the highest quality. Credit quality indicators are generally updated at least annually, or more frequently to the extent required by economic conditions.
There was no significant activity in allowance for credit losses during the three and nine months ended October 31, 2025. There were no financing receivables through October 31, 2024. There were no past due amounts on financing receivables as of October 31, 2025. Past due amounts on financing receivables as of January 31, 2025 were immaterial.
4. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	October 31, 2025	January 31, 2025
Data center and other computer equipment	$969,716	$755,728
Capitalized internal-use software and website development costs	352,415	265,987
Leasehold improvements	50,151	42,230
Purchased software	17,361	15,876
Furniture and equipment	12,659	10,485
Construction in progress	227,502	220,088
	1,629,804	1,310,394
Less: Accumulated depreciation and amortization	(702,841)	(521,754)
Property and equipment, net	$926,963	$788,640
Construction in progress primarily includes data center equipment purchased that has not yet been placed in service. Data center equipment that was purchased but not yet been placed into service was $175.1 million as of October 31, 2025.

Depreciation and amortization expense of property and equipment was $64.0 million and $49.0 million during the three months ended October 31, 2025 and October 31, 2024, respectively, and $180.9 million and $137.9 million during the nine months ended October 31, 2025 and October 31, 2024, respectively.
There was no impairment of property and equipment during the three and nine months ended October 31, 2025 and October 31, 2024. The Company capitalized $29.5 million and $27.9 million in internal-use software and website development costs during the three months ended October 31, 2025 and October 31, 2024, respectively, and $90.0 million and $70.4 million during the nine months ended October 31, 2025 and October 31, 2024, respectively. Amortization expense associated with internal-use software and website development costs totaled $20.6 million and $14.8 million during the three months ended October 31, 2025 and October 31, 2024, respectively, and $57.7 million and $41.4 million during the nine months ended October 31, 2025 and October 31, 2024, respectively. The net book value of capitalized internal-use software and website development costs was $176.4 million and $144.0 million as of October 31, 2025 and January 31, 2025, respectively.
Intangible Assets, Net
Total intangible assets, net consisted of the following (dollars in thousands):

	October 31, 2025			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$202,058	$83,173	$118,885	56
Customer relationships	25,368	11,247	14,121	56
Intellectual property and other acquired intangible assets	15,851	4,452	11,399	103
Total	$243,277	$98,872	$144,405

	January 31, 2025			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$168,416	$63,783	$104,633	55
Customer relationships	24,502	8,454	16,048	65
Intellectual property and other acquired intangible assets	15,837	3,404	12,433	112
Total	$208,755	$75,641	$133,114
Amortization expense of intangible assets was $7.8 million and $6.3 million during the three months ended October 31, 2025 and October 31, 2024, respectively, and $23.1 million and $18.7 million during the nine months ended October 31, 2025 and October 31, 2024, respectively.
The estimated aggregate future amortization expense of intangible assets as of October 31, 2025 was as follows (in thousands):

Total
Fiscal 2026 (remaining three months)	$8,190
Fiscal 2027	32,757
Fiscal 2028	32,111
Fiscal 2029	29,091
Fiscal 2030	19,714
Thereafter	22,542
Total future amortization expense	$144,405
Developed technology, customer relationships, intellectual property and other acquired intangible assets are amortized over their estimated useful lives, generally on a straight-line basis, for periods ranging from 2 to 20 years.

Goodwill
The change in goodwill during the nine months ended October 31, 2025 consisted of the following (in thousands):

Amounts
Goodwill as of January 31, 2025	$912,805
Goodwill acquired	442,210
Foreign currency translation	(2,088)
Goodwill as of October 31, 2025	$1,352,927
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
On January 6, 2022, the Company modified the A&R Credit Agreement (the “Amended A&R Credit Agreement”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto. There were no changes to the borrowing amounts or maturity date. Under the Amended A&R Credit Agreement, revolving loans are Alternate Base Rate (“ABR”) Loans. Outstanding ABR Loans incur interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect on such day plus 0.50%, and (c) the Term Secured Overnight Finance Rate (the “Term SOFR”) for a one-month tenor in effect on such day plus 1.00%, in each case plus a margin between (0.25)% and 0.25%, depending on the senior secured leverage ratio. The Company will be charged a commitment fee of 0.15% to 0.25% per year for committed but unused amounts, depending on the senior secured leverage ratio. The financial covenants require the Company to maintain a minimum consolidated interest coverage ratio of 3.00:1.00 and a maximum total leverage ratio of 5.50:1.00 stepping down to 3.50:1.00 over time. The Company was in compliance with all of its financial covenants as of October 31, 2025.
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
No amounts were outstanding under the Amended A&R Credit Agreement as of October 31, 2025 or January 31, 2025.
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
The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs, and accretion of debt discount was $6.0 million during the three months ended October 31, 2025 and 2024, and $18.0 million during the nine months ended October 31, 2025 and 2024.
In certain circumstances involving a change of control event, the Company will be required to make an offer to repurchase all or, at the holder’s option, any part, of each holder’s notes of that series at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The indenture governing the Senior Notes (the “Indenture”) contains covenants limiting the Company’s ability and the ability of its subsidiaries to create liens on certain assets to secure debt; grant a subsidiary guarantee of certain debt without also providing a guarantee of the Senior Notes; declare dividends; and consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of its assets to, another person. These covenants are subject to a number of limitations and exceptions. Certain of these covenants will not apply during any period in which the Senior Notes are rated investment grade by Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service, Inc. (“Moody’s”), and Standard & Poor’s Ratings Services (“S&P”).
As of October 31, 2025, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.
Based on the trading prices of the Senior Notes, the fair value of the Senior Notes was approximately $716.0 million and $688.4 million as of October 31, 2025 and January 31, 2025, respectively. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.
6. Income Taxes
The Company recognized income tax expense of $10.7 million and $6.3 million for the three months ended October 31, 2025 and October 31, 2024, respectively, and $37.8 million and $24.9 million for the nine months ended October 31, 2025 and October 31, 2024, respectively. The tax expense for the three and nine months ended October 31, 2025 and October 31, 2024 was primarily attributable to income taxes on earnings and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business.
On July 4, 2025, tax reform legislation included in the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant corporate tax reforms, including (i) the permanent reinstatement of deducting domestic research and development expenditures as incurred beginning in fiscal 2026 (under prior law such expenditures were capitalized and amortized over five years); (ii) the option to claim 100% accelerated depreciation deductions on qualified property; and (iii) international tax provisions modifying global intangible low-taxed income (GILTI), foreign-derived intangible income (FDII), and base erosion and anti-abuse tax (BEAT). The change in U.S. tax law resulted in an immaterial favorable effect on the income tax provision due to the Company’s valuation allowance and was accounted for in the second quarter of fiscal year 2026.
The Company’s effective tax rates of (46.1)% and (59.6)% for the three months ended October 31, 2025 and October 31, 2024, respectively, and (20.4)% and 24.6% for the nine months ended October 31, 2025 and October 31, 2024, respectively, differ from the U.S. statutory tax rate primarily due to income taxes in foreign jurisdictions, withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business, and certain foreign jurisdictions where the Company does not benefit from losses and tax credits.
Total gross unrecognized tax benefits were $141.1 million and $117.5 million as of October 31, 2025 and January 31, 2025, respectively, which is primarily attributable to research and development credits. As of October 31, 2025 and January 31, 2025, there were approximately $58.2 million and $54.8 million, respectively, of unrecognized tax benefits, which, if recognized, would affect the Company’s effective tax rate due to the full valuation allowance. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of the income tax provision in the condensed consolidated statements of operations. The Company had incurred $6.6 million and $3.0 million of interest and penalties related to unrecognized tax benefits as of October 31, 2025 and January 31, 2025.
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
7. Leases
Operating Leases
The Company has entered into non-cancelable operating lease agreements with various expiration dates through fiscal 2038. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.
The maturities of the Company’s non-cancelable operating lease liabilities are as follows (in thousands):

Total
Fiscal 2026 (remaining three months)	$603
Fiscal 2027	18,776
Fiscal 2028	17,966
Fiscal 2029	13,115
Fiscal 2030	11,105
Thereafter	19,972
Total operating lease payments	81,537
Less: imputed interest	(8,590)
Present value of operating lease liabilities	$72,947
As of October 31, 2025, the Company has entered into a non-cancelable operating lease with a lease term greater than 12 months that has not yet commenced with undiscounted future minimum payments of $96.8 million, which has been excluded from the table above. The operating lease is expected to commence in October 2026, with a lease term of 11.2 years.
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

The 2011 Plan was terminated on June 10, 2019, which was the business day prior to the effectiveness of the Company’s registration statement on Form S-1 used in connection with the Company’s initial public offering (“IPO”), and stock-based awards are no longer granted under the 2011 Plan. Any shares underlying stock options that expire, terminate, or are forfeited or repurchased under the 2011 Plan will be automatically transferred to the 2019 Plan.
Stock Options
The Company records compensation expense for employee stock options based on the estimated fair value of the options on the date of grant using the Black-Scholes option-pricing model.
Stock options granted during the nine months ended October 31, 2025 and October 31, 2024 were immaterial.
The following table is a summary of stock option activity for the nine months ended October 31, 2025:

	Number of Shares	Weighted-Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2025	1,251	$10.23
Granted	44	$44.95
Exercised	(305)	$8.62
Canceled	(3)	$23.89
Options outstanding at October 31, 2025	987	$12.23
Options vested and expected to vest at October 31, 2025	987	$12.23
Options exercisable at October 31, 2025	931	$10.64
There were no options that were unvested and exercisable as of October 31, 2025.
The aggregate intrinsic value of options vested and exercisable was $495.6 million and $472.3 million as of October 31, 2025 and January 31, 2025, respectively. The weighted-average remaining contractual term of options vested and exercisable was 2.9 years and 3.5 years as of October 31, 2025 and January 31, 2025, respectively.
The weighted-average grant date fair values of all options granted was $410.70 and $325.22 per share during the nine months ended October 31, 2025 and October 31, 2024, respectively. The total intrinsic value of all options exercised was $18.6 million and $32.0 million during the three months ended October 31, 2025 and October 31, 2024, respectively, and $136.6 million and $135.7 million during the nine months ended October 31, 2025 and October 31, 2024, respectively.
The aggregate intrinsic value of stock options outstanding as of October 31, 2025 and January 31, 2025 was $524.0 million and $485.3 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 3.2 years and 3.6 years as of October 31, 2025 and January 31, 2025, respectively.
Total unrecognized stock-based compensation expense related to unvested options was $19.8 million as of October 31, 2025. This expense is expected to be amortized over a weighted-average vesting period of 2.1 years.
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

Total unrecognized stock-based compensation expense related to unvested RSUs was $1.9 billion as of October 31, 2025. This expense is expected to be amortized over a weighted-average vesting period of 2.4 years.
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
Total unrecognized stock-based compensation expense related to unvested PSUs was $203.8 million as of October 31, 2025, which reflects the Company’s updated assessment of the likelihood of satisfying the performance conditions. This expense is expected to be amortized over a weighted-average vesting period of 1.2 years.
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
Total unrecognized stock-based compensation expense related to the unvested portion of the Special PSU Awards was $3.8 million as of October 31, 2025. This expense is expected to be amortized over a weighted-average vesting period of 0.5 years.
The following table is a summary of RSUs, PSUs and the Special PSU Awards activities for the nine months ended October 31, 2025:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2025	11,024	$227.55
Granted	1,932	$419.39
Released	(3,583)	$220.88
Performance adjustment (1)	(55)	$296.43
Forfeited	(807)	$249.26
RSUs and PSUs outstanding at October 31, 2025	8,511	$271.42
RSUs and PSUs expected to vest at October 31, 2025 (2)	8,011	$268.34
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
The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares is 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP allows for up to one increase in contribution during each purchase period. If an employee elects to increase his or her contribution, the Company treats this as an accounting modification. The ESPP also offers a two-year look-back feature, as well as a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. Contribution modifications during the nine months ended October 31, 2025 were $3.1 million, which are recognized over the remaining offering periods.
Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued as of October 31, 2025 and January 31, 2025 totaled $45.6 million and $33.2 million, respectively, and are included within accrued payroll and benefits in the condensed consolidated balance sheets.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of employee stock purchase rights granted under the Company’s ESPP:

Nine Months Ended October 31,
	2025	2024
Expected term (in years)	0.5 – 2.0	0.5 – 2.0
Risk-free interest rate	3.9% – 5.3%	3.4% – 5.3%
Expected stock price volatility	44.5% – 59.8%	40.8% – 59.8%
Dividend yield	—%	—%

Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Subscription cost of revenue	$23,601	$18,613	$72,520	$49,261
Professional services cost of revenue	9,433	7,498	29,505	21,115
Sales and marketing	73,798	56,251	211,217	165,914
Research and development	109,033	81,874	332,119	224,467
General and administrative	67,096	44,652	178,357	132,133
Total stock-based compensation expense	$282,961	$208,888	$823,718	$592,890
9. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service (in thousands, except percentages):

	Three Months Ended October 31,				Nine Months Ended October 31,
	2025		2024		2025		2024
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
United States	$826,653	67%	$683,476	68%	$2,353,180	67%	$1,968,503	68%
Europe, Middle East, and Africa	198,420	16%	160,574	16%	563,285	16%	451,037	16%
Asia Pacific	127,591	10%	102,837	10%	357,956	10%	294,573	10%
Other	81,580	7%	63,291	6%	232,209	7%	180,973	6%
Total revenue	$1,234,244	100%	$1,010,178	100%	$3,506,630	100%	$2,895,086	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the three and nine months ended October 31, 2025 and October 31, 2024.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $1,056.3 million and $880.5 million for the three months ended October 31, 2025 and October 31, 2024, respectively, and $2,312.1 million and $1,945.4 million for the nine months ended October 31, 2025 and October 31, 2024, respectively, which was included in the corresponding contract liability balance at the beginning of the period.
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
Changes in deferred revenue were as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Beginning balance	$3,834,857	$3,093,197	$3,728,677	$3,054,099
Additions to deferred revenue	1,462,637	1,113,499	3,841,203	3,037,505
Recognition of deferred revenue	(1,234,244)	(1,010,178)	(3,506,630)	(2,895,086)
Ending balance	$4,063,250	$3,196,518	$4,063,250	$3,196,518

Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancelable. Customers generally have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of October 31, 2025, the aggregate amount of the transaction price allocated to remaining performance obligations was $7.9 billion. The Company expects to recognize approximately 51% of the remaining performance obligations in the 12 months following October 31, 2025, and 43% of the remaining performance obligations between 13 to 36 months, with the remainder to be recognized thereafter.
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
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to referral partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years, while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of five months. Commissions are included in sales and marketing expense in the condensed consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the three and nine months ended October 31, 2025 or October 31, 2024.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Beginning balance	$889,631	$592,785	$847,950	$582,303
Capitalization of contract acquisition costs	180,791	203,079	432,413	361,412
Amortization of deferred contract acquisition costs	(115,493)	(79,862)	(325,434)	(227,713)
Ending balance	$954,929	$716,002	$954,929	$716,002

Deferred contract acquisition costs, current	$398,708	$294,229	$398,708	$294,229
Deferred contract acquisition costs, noncurrent	556,221	421,773	556,221	421,773
Total deferred contract acquisition costs	$954,929	$716,002	$954,929	$716,002
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
•On August 5, 2024, a putative class action was filed against CrowdStrike, Inc. in the Western District of Texas in relation to passenger airline flight disruptions allegedly caused by the July 19 Incident. On August 19, 2024, a second putative class action was filed against the Company and CrowdStrike, Inc. in the Western District of Texas, making similar allegations in relation to passenger airline flight disruptions. On November 6, 2024, these two lawsuits were consolidated, and interim class counsel was appointed. On December 6, 2024, a consolidated class action complaint was filed, which, among other things, asserts causes of action for negligence and public nuisance, and seeks certification of a nationwide class, as well as several state sub-classes of citizens of California, Ohio, Pennsylvania, Iowa, and Nevada. The putative classes are comprised of individuals who allegedly had a flight delayed or canceled as a result of the July 19 Incident. The consolidated complaint seeks unspecified monetary damages, certain injunctive relief, costs, and attorneys’ fees. On February 4, 2025, the Company and CrowdStrike, Inc. filed a motion to dismiss the consolidated complaint. On June 18, 2025, the district court granted the Company and CrowdStrike, Inc.’s motion to dismiss the consolidated complaint and entered a final judgment. On June 25, 2025, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit. The appeal is currently pending.
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
•On October 25, 2024, Delta Airlines, Inc. (“Delta”) filed a complaint against CrowdStrike, Inc. in the Superior Court for Fulton County, Georgia, alleging, among other things, computer trespass, trespass to personalty, breach of contract, intentional misrepresentation/fraud by omission, strict-liability product defect, gross negligence, and deceptive and unfair business practices. Delta is seeking unspecified monetary damages, attorneys’ fees and unspecified punitive damages. The matter has been transferred to the Metro Atlanta Business Case Division. On December 16, 2024, CrowdStrike, Inc. filed a motion to dismiss. On May 16, 2025, CrowdStrike, Inc.’s motion to dismiss was granted in part and denied in part. Discovery is ongoing.
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
Amounts accrued and expenses incurred, net of insurance receivable recorded, associated with the July 19 Incident and related matters during the nine months ended October 31, 2025 were as follows (in thousands):

Amounts
Balance at January 31, 2025	$21,145
Expenses incurred, net of insurance receivable recorded (1)	101,556
Payments made / cash received	(98,883)
Balance at October 31, 2025	$23,818
(1)    These expenses are included in the Company’s condensed consolidated statements of operations as sales and marketing expenses, research and development expenses, and general and administrative expenses. Accruals are recorded in accrued expenses in the Company’s condensed consolidated balance sheets. Insurance receivable is recorded in prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets.
In addition to customer commitment packages, the Company has made an immaterial amount of settlement offers to certain customers in response to the July 19 Incident. These amounts are, or will be, entirely offset by recoveries under the Company’s insurance policies. Accordingly, there is no impact on the Company’s condensed consolidated statement of operations during the three and nine months ended October 31, 2025. The customer payables and insurance receivables were recorded as accrued expenses and as prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet as of October 31, 2025, respectively.
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

Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase products and services such as data center capacity, advertising, technology, equipment, office renovations, corporate events, and consulting services. A summary of non-cancelable purchase obligations in excess of one year as of October 31, 2025, with expected date of payment is as follows (in thousands):

Total Commitments
Fiscal 2026 (remaining three months)	$73,239
Fiscal 2027	563,984
Fiscal 2028	590,668
Fiscal 2029	589,668
Fiscal 2030	462,384
Thereafter	291,547
Total purchase commitments	$2,571,490
Unfunded Loan Commitments
The Company provides financing arrangements for certain qualified end-users to purchase its products and services. When the Company enters into these financing arrangements with the end-users, the funds provided by the Company for the sales transactions do not always occur immediately upon signing, depending on the terms of the arrangements. The Company estimates an allowance for credit losses on these off-balance sheet credit exposures at each reporting period on the contractual period over which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. As of October 31, 2025, the Company had non-cancelable unfunded commitments totaling approximately $121.3 million.
Warranties and Indemnification
The Company’s cloud computing services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s online help documentation under normal use and circumstances. In addition, for its Falcon Complete customers, the Company offers a limited warranty, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. The Company has entered into an insurance policy to reduce its potential liability arising from such limited warranty arrangements. The Company’s customer arrangements generally include certain provisions for indemnifying customers against losses suffered or incurred as a result of third-party claims that the Company’s products or services infringe a third party’s intellectual property rights. From time to time, the Company has also agreed to certain other indemnifications and warranties. The Company has not incurred any material costs because of such obligations and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of October 31, 2025 or January 31, 2025.
The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of October 31, 2025 or January 31, 2025.

11. Acquisitions
Pangea Cyber Corporation

On September 26, 2025, the Company acquired 100% of the equity interest of Pangea Cyber Corporation (“Pangea”), a company that offers AI detection and response solutions.

The acquisition has been accounted for as a business combination. The total consideration transferred consisted of $212.1 million in cash, net of $9.4 million of cash and restricted cash acquired, and $0.3 million and $10.3 million representing the fair value of replacement equity and liability awards, respectively, attributable to pre-acquisition service. The remaining fair value of these replacement awards attributed to post-combination service was excluded from the purchase price. The cash consideration included (i) cash held back in an escrow fund for a partial security for post-closing true-up adjustments and (ii) cash held back in an escrow fund for a partial security for post-closing indemnification claims. Amounts are reflected within restricted cash and are expected to be released prior to the one-year anniversary of the closing date and in fiscal year 2028, respectively. The purchase price was allocated on a preliminary basis, subject to working capital adjustment and continuing management analysis, to developed technology of $13.2 million with a useful life of 72 months, net tangible liabilities of $0.7 million, and goodwill of $210.2 million, which was allocated to the Company’s one reporting unit and represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The fair value of the developed technology was estimated using the relief-from-royalty method under the income approach. The goodwill was primarily attributable to the assembled workforce of Pangea, planned growth in new markets, and synergies expected to be achieved from the integration of Pangea. Goodwill is not deductible for income tax purposes.
Per the terms of the merger agreement with Pangea, certain unvested stock options held by Pangea employees were canceled and exchanged for replacement stock options under the 2019 Plan. Additionally, certain shares of Pangea stock held by Pangea employees were exchanged for the right to receive shares of the Company’s common stock, subject to service-based vesting conditions. Further, the Company granted RSUs and PSUs under the 2019 Plan to certain continuing employees. The awards that are subject to continued service are recognized ratably as stock-based compensation cost over the requisite service period. The awards that are subject to both continued service and specified performance targets are recognized over the requisite service period when it is probable that the performance condition will be satisfied.
Acquisition costs incurred during the nine months ended October 31, 2025 were $2.8 million.
The results of operations for the acquisition have been included in the Company’s condensed consolidated financial statements from the date of acquisition. The acquisition of Pangea did not have a material impact on the Company’s condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
Onum Technology Inc.

On September 12, 2025, the Company acquired 100% of the equity interest of Onum Technology Inc. (“Onum”), a leader in real-time telemetry pipeline management.

The acquisition has been accounted for as a business combination. The total consideration transferred consisted of $251.8 million in cash, net of $15.2 million of cash and restricted cash acquired, and $2.0 million representing the fair value of replacement equity awards attributable to pre-acquisition service. The remaining fair value of these replacement awards attributed to post-combination service was excluded from the purchase price. The cash consideration included cash held back in an escrow fund for a partial security for post-closing indemnification claims. Escrow amounts are reflected within restricted cash and are expected to be released in fiscal year 2028. The purchase price was allocated on a preliminary basis, subject to working capital adjustment and continuing management analysis, to identifiable intangible assets, which include developed technology and customer relationships of $21.4 million, net tangible assets acquired of $0.4 million, and goodwill of $232.0 million, which was allocated to the Company’s one reporting unit and represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The fair value of the developed technology was estimated using the relief-from-royalty method under the income approach. In addition, the fair value of customer relationships was estimated using the with-and-without method. The goodwill was primarily attributable to the assembled workforce of Onum, planned growth in new markets, and synergies expected to be achieved from the integration of Onum. Goodwill is not deductible for income tax purposes.

Per the terms of the merger agreement with Onum, certain unvested stock options held by Onum employees were canceled and exchanged for replacement stock options under the 2019 Plan. Additionally, certain shares of Onum stock held by Onum employees were exchanged for shares or the right to receive shares of the Company’s common stock, subject to service-based vesting conditions. Further, the Company granted RSUs and PSUs under the 2019 Plan to certain continuing employees. The awards that are subject to continued service are recognized ratably as stock-based compensation cost over the requisite service period. The awards that are subject to both continued service and specified performance targets are recognized over the requisite service period when it is probable that the performance condition will be satisfied.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (dollars in thousands):

	Fair Value	Useful Life
		(in months)
Developed technology	$20,600	84
Customer relationships	800	24
Total intangible assets acquired	$21,400
Acquisition costs incurred during the nine months ended October 31, 2025 were $3.9 million.
The results of operations for the acquisition have been included in the Company’s condensed consolidated financial statements from the date of acquisition. The acquisition of Onum did not have a material impact on the Company’s condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
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
Acquisition costs incurred during the nine months ended October 31, 2025 were immaterial.

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
12. Net Income (Loss) Per Share Attributable to Common Stockholders
Basic and diluted net income (loss) per share attributable to CrowdStrike’s common stockholders is computed in conformity with the two-class method required for participating securities. Basic net income (loss) per share attributable to CrowdStrike common stockholders is computed by dividing the net income (loss) attributable to CrowdStrike by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to CrowdStrike common stockholders is calculated by dividing net income by the combination of the weighted-average number of common shares outstanding and the effect of the weighted-average number of dilutive common share equivalents during the period. The dilutive potential shares of common stock are comprised of outstanding stock options, RSUs, PSUs, Special PSUs, ESPP obligations, and founder holdbacks, and are computed using the treasury stock method. The effects of the outstanding stock options, RSUs, PSUs, Special PSUs, ESPP obligations, and founder holdbacks are excluded from the computation of the diluted net income per share in periods in which the effect would be anti-dilutive. Diluted net loss per share is the same as basic net loss per share for the three and nine months ended October 31, 2025 and three months ended October 31, 2024 because the effects of potentially dilutive items were antidilutive given the Company’s net loss position during those periods.
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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to CrowdStrike common stockholders (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to CrowdStrike	$(33,997)	$(16,822)	$(221,879)	$73,011
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders, basic	251,326	245,536	249,905	244,017
Dilutive effect of common stock equivalents	—	—	—	6,730
Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders, dilutive	251,326	245,536	249,905	250,747
Net income (loss) per share attributable to CrowdStrike common stockholders, basic	$(0.14)	$(0.07)	$(0.89)	$0.30
Net income (loss) per share attributable to CrowdStrike common stockholders, diluted	$(0.14)	$(0.07)	$(0.89)	$0.29
The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
RSUs and PSUs subject to future vesting	8,011	11,057	8,011	773
Shares of common stock issuable from stock options	931	1,309	931	—
Share purchase rights under the Employee Stock Purchase Plan	541	350	541	80
Potential common shares excluded from diluted net income (loss) per share	9,483	12,716	9,483	853
The above table excludes founder holdbacks related to business combinations where a variable number of shares will be issued upon vesting to settle a fixed monetary amount of $46.9 million, contingent upon continued employment with the Company. The share price will be determined based on the Company’s average stock price or the volume weighted average stock price five days prior to each vesting date. During the three and nine months ended October 31, 2025, 3,546 shares and 16,550 shares, respectively, were issued to settle founder holdbacks at a weighted average price of $432.61 per share and $463.46 per share, respectively.
The above table also excludes 499,608 and 790,544 shares of in progress PSUs and Special PSUs where pre-defined targets have not yet been achieved as of October 31, 2025 and October 31, 2024, respectively.
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

The Company’s property and equipment, net and operating lease right-of-use assets are summarized by geographic area as follows (in thousands):

	October 31, 2025	January 31, 2025
United States	$808,537	$688,766
Germany	109,095	88,443
Other countries	76,690	54,194
Total property and equipment, net and operating lease right-of-use assets	$994,322	$831,403
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
The actions associated with the Plan were substantially completed as of October 31, 2025. For the three months ended October 31, 2025, the Company recorded immaterial charges related to the Plan. For the nine months ended October 31, 2025, the Company recorded charges related to the Plan of $45.5 million, which consisted of $20.6 million related to severance payments and employee benefits, $17.8 million related to stock-based compensation expense, and $7.0 million for non-employee costs.
Charges (benefits) related to the Plan included in the condensed consolidated statement of operations are as follows (in thousands):

	Three Months Ended October 31, 2025	Nine Months Ended October 31, 2025
Subscription cost of revenue	$(6)	$3,557
Professional services cost of revenue	26	3,371
Sales and marketing	417	9,140
Research and development	91	16,787
General and administrative	(62)	12,616
Total	$466	$45,471
The following table summarizes the activities related to the Plan for the three and nine months ended October 31, 2025 (in thousands):

	Three Months Ended October 31, 2025			Nine Months Ended October 31, 2025
	Severance and Related Costs	Non-Employee Costs	Total	Severance and Related Costs	Non-Employee Costs	Total
Liability, beginning of the period	$2,093	$46	$2,139	$—	$—	$—
Charges (benefits)	486	(20)	466	38,469	7,002	45,471
Payments	(1,437)	(10)	(1,447)	(19,426)	(6,986)	(26,412)
Non-cash items	74	—	74	(17,827)	—	(17,827)
Liability, end of the period	$1,216	$16	$1,232	$1,216	$16	$1,232
As of October 31, 2025, the liability associated with the Plan is included in accrued payroll and benefits and accounts payable on the condensed consolidated balance sheet.

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
Invest in Growth. We believe that our market opportunity is large and requires us to continue to invest significantly in sales and marketing efforts to further grow our customer base, both domestically and internationally. Our open cloud architecture and single data model have allowed us to rapidly build and deploy new cloud modules, and we expect to continue investing in those efforts to further enhance our technology platform and product functionality. In addition to our ongoing investment in research and development, we may also pursue acquisitions of businesses, technologies, and assets that complement and expand the functionality of our Falcon platform, add to our technology or security expertise, or bolster our leadership position by gaining access to new customers or markets. Furthermore, we expect our general and administrative expenses to increase in dollar amount for the foreseeable future given the additional expenses for accounting, compliance, and investor relations as we grow.
July 19 Incident. On July 19, 2024, we released a content configuration update for our Falcon sensor that resulted in system crashes for certain Windows systems (the “July 19 Incident”). As a result of the July 19 Incident, we are subject to lawsuits, claims and inquiries as described in Note 10, “Commitments and Contingencies,” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. We have incurred, and expect to continue to incur, significant legal and professional services and other general and administrative expenses associated with the July 19 Incident in future periods. It is not reasonably possible to quantify the precise impact of the July 19 Incident, but the incident has adversely affected our results of operations, and we currently expect a number of factors relating to the incident to adversely affect our key metrics and results of operations in future periods. While we have maintained high dollar-based gross retention rates following the incident, we have experienced delays in creating sales opportunities and longer sales cycles, including delays in customer purchasing decisions. Sales cycles may be elongated in future periods. In addition, because our customers typically sign contracts with terms of twelve months or longer, customer churn and any corresponding impact to our key metrics and revenue may occur in future periods. Customer commitment packages introduced following the July 19 Incident have included discounting, additional modules, professional services, flexible payment terms or subscription period extensions. Our customer commitment packages have resulted, and are expected to continue to result, in increased contraction, due to elongated subscription terms, and decreased upsell dollar values.

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
The following table sets forth our ARR as of the dates presented (dollars in thousands):

	As of October 31,
	2025	2024
Annual recurring revenue	$4,922,006	$4,017,540
Year-over-year growth	23%	27%
ARR grew to $4.9 billion as of October 31, 2025, of which $265.3 million and $680.2 million was net new ARR added for the three and nine months ended October 31, 2025, respectively. ARR grew to $4.0 billion as of October 31, 2024, of which $153.0 million and $582.3 million was net new ARR added for the three and nine months ended October 31, 2024, respectively.
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
Our dollar-based net retention rate increased in the quarter ended October 31, 2025 over the prior quarter. Our dollar-based net retention rate can fluctuate from period to period due to large customer contracts in a given period and incentives provided, which may reduce our dollar-based net retention rate in subsequent periods. In addition, if our customers are not able to fully utilize their product subscriptions (including in connection with our flexible subscription offering), we may experience increased contraction as such customers may elect to renew with shorter subscription periods, fewer cloud modules, fewer endpoints or smaller contract values, which may reduce our dollar-based net retention rate.

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

Results of Operations
The following tables set forth our condensed consolidated statements of operations for each period presented (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %	Nine Months Ended October 31,		Change $	Change %
	2025	2024			2025	2024
Revenue
Subscription	$1,168,705	$962,735	$205,970	21%	$3,322,418	$2,753,164	$569,254	21%
Professional services	65,539	47,443	18,096	38%	184,212	141,922	42,290	30%
Total revenue	1,234,244	1,010,178	224,066	22%	3,506,630	2,895,086	611,544	21%
Cost of revenue
Subscription	257,915	216,301	41,614	19%	753,929	605,868	148,061	24%
Professional services	49,890	38,786	11,104	29%	153,302	111,623	41,679	37%
Total cost of revenue	307,805	255,087	52,718	21%	907,231	717,491	189,740	26%
Gross profit	926,439	755,091	171,348	23%	2,599,399	2,177,595	421,804	19%
Operating expenses
Sales and marketing	481,032	408,267	72,765	18%	1,367,673	1,113,852	253,821	23%
Research and development	347,564	275,602	71,962	26%	1,028,361	761,759	266,602	35%
General and administrative	167,286	126,945	40,341	32%	510,443	337,113	173,330	51%
Total operating expenses	995,882	810,814	185,068	23%	2,906,477	2,212,724	693,753	31%
Loss from operations	(69,443)	(55,723)	(13,720)	25%	(307,078)	(35,129)	(271,949)	774%
Interest expense	(6,931)	(6,587)	(344)	5%	(20,469)	(19,647)	(822)	4%
Interest income	50,883	52,201	(1,318)	(3)%	147,113	149,577	(2,464)	(2)%
Other income (expense), net	2,223	(429)	2,652	(618)%	(4,395)	6,196	(10,591)	(171)%
Income (loss) before provision for income taxes	(23,268)	(10,538)	(12,730)	121%	(184,829)	100,997	(285,826)	(283)%
Provision for income taxes	10,720	6,281	4,439	71%	37,797	24,862	12,935	52%
Net income (loss)	(33,988)	(16,819)	(17,169)	102%	(222,626)	76,135	(298,761)	(392)%
Net income (loss) attributable to non-controlling interest	9	3	6	200%	(747)	3,124	(3,871)	(124)%
Net income (loss) attributable to CrowdStrike	$(33,997)	$(16,822)	$(17,175)	102%	$(221,879)	$73,011	$(294,890)	(404)%

The following table presents the components of our condensed consolidated statements of operations as a percentage of total revenue for the periods presented:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
	%		%
Revenue
Subscription	95%	95%	95%	95%
Professional services	5%	5%	5%	5%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	21%	21%	22%	21%
Professional services	4%	4%	4%	4%
Total cost of revenue	25%	25%	26%	25%
Gross profit	75%	75%	74%	75%
Operating expenses
Sales and marketing	39%	40%	39%	38%
Research and development	28%	27%	29%	26%
General and administrative	14%	13%	15%	12%
Total operating expenses	81%	80%	83%	76%
Loss from operations	(6)%	(6)%	(9)%	(1)%
Interest expense	(1)%	(1)%	(1)%	(1)%
Interest income	4%	5%	4%	5%
Other income (expense), net	—%	—%	—%	—%
Income (loss) before provision for income taxes	(2)%	(1)%	(5)%	3%
Provision for income taxes	1%	1%	1%	1%
Net income (loss)	(3)%	(2)%	(6)%	3%
Net income (loss) attributable to non-controlling interest	—%	—%	—%	—%
Net income (loss) attributable to CrowdStrike	(3)%	(2)%	(6)%	3%
Comparison of the Three Months Ended October 31, 2025 and 2024
Revenue
The following shows total revenue from subscriptions and professional services for the three months ended October 31, 2025 as compared to the three months ended October 31, 2024 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2025	2024
Subscription	$1,168,705	$962,735	$205,970	21%
Professional services	65,539	47,443	18,096	38%
Total revenue	$1,234,244	$1,010,178	$224,066	22%
Total revenue increased by $224.1 million, or 22%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. Subscription revenue accounted for 95% of total revenue for each of the three months ended October 31, 2025 and October 31, 2024. Professional services revenue accounted for 5% of our total revenue for each of the three months ended October 31, 2025 and October 31, 2024.
Subscription revenue increased by $206.0 million, or 21%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024, which was primarily driven by a combination of the addition of new customers and the sale of additional sensors and modules to existing customers.

Professional services revenue increased by $18.1 million, or 38%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024, which was primarily attributable to an increase in the number of professional service hours.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the three months ended October 31, 2025 as compared to the three months ended October 31, 2024 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2025	2024
Subscription	$257,915	$216,301	$41,614	19%
Professional services	49,890	38,786	11,104	29%
Total cost of revenue	$307,805	$255,087	$52,718	21%
Total cost of revenue increased by $52.7 million, or 21%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. Subscription cost of revenue increased by $41.6 million, or 19%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024. The increase in subscription cost of revenue was primarily due to an increase in cloud hosting and related services costs of $11.3 million, an increase in employee-related expenses of $8.6 million driven by a 17% increase in average headcount, an increase in depreciation of data center equipment of $8.3 million, an increase in amortization of internal-use software of $5.8 million, an increase in allocated overhead costs of $5.0 million, and an increase in stock-based compensation expense of $5.0 million.
Professional services cost of revenue increased by $11.1 million, or 29%, for the three months ended October 31, 2025, compared to the three months ended October 31, 2024. The increase in professional services cost of revenue was primarily due to an increase in consulting expenses of $6.1 million, an increase in employee-related expenses of $2.1 million driven by a 11% increase in average headcount, and an increase in stock-based compensation expense of $1.9 million.
The following shows gross profit and gross margin for subscriptions and professional services for the three months ended October 31, 2025 as compared to the three months ended October 31, 2024 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2025	2024
Subscription gross profit	$910,790	$746,434	$164,356	22%
Professional services gross profit	15,649	8,657	6,992	81%
Total gross profit	$926,439	$755,091	$171,348	23%

	Three Months Ended October 31,		Change %
	2025	2024
Subscription gross margin	78%	78%	—%
Professional services gross margin	24%	18%	6%
Total gross margin	75%	75%	—%
Subscription gross margin was flat for the three months ended October 31, 2025, compared to the three months ended October 31, 2024.
Professional services gross margin increased by six percentage points for the three months ended October 31, 2025, compared to the three months ended October 31, 2024. The increase in professional services gross margin was primarily due to an increase in the number of professional service hours, partially offset by an increase in consulting expense during the three months ended October 31, 2025.

Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the three months ended October 31, 2025 as compared to the three months ended October 31, 2024 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2025	2024
Sales and marketing expenses	$481,032	$408,267	$72,765	18%
Sales and marketing expenses increased by $72.8 million, or 18%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $36.6 million driven by a 10% increase in average headcount, an increase in stock-based compensation expense of $17.5 million, an increase in marketing programs of $9.0 million, an increase in allocated overhead costs of $5.3 million, an increase in employee benefits of $4.5 million, an increase in cloud hosting and related services costs of $4.5 million, and an increase in travel expenses of $2.4 million, partially offset by a decrease in expenses associated with the July 19 Incident and related matters of $14.9 million.
Research and Development
The following shows research and development expenses for the three months ended October 31, 2025 as compared to the three months ended October 31, 2024 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2025	2024
Research and development expenses	$347,564	$275,602	$71,962	26%
Research and development expenses increased by $72.0 million, or 26%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. This increase was primarily due to an increase in stock-based compensation expense of $27.2 million, an increase in employee-related expenses of $26.6 million driven by a 17% increase in average headcount, an increase in cloud hosting and related costs of $9.9 million, an increase in allocated overhead costs of $7.7 million, and an increase in employee benefits of $2.4 million, partially offset by an increase in software capitalization of $0.5 million, and a decrease in other labor expense of $2.5 million.
General and Administrative
The following shows general and administrative expenses for the three months ended October 31, 2025 as compared to the three months ended October 31, 2024 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2025	2024
General and administrative expenses	$167,286	$126,945	$40,341	32%
General and administrative expenses increased by $40.3 million, or 32%, for the three months ended October 31, 2025 compared to the three months ended October 31, 2024. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $22.4 million, an increase in expenses associated with the July 19 Incident and related matters of $9.1 million, an increase in consulting expense of $3.2 million, an increase in employee-related expenses of $2.3 million driven by a 18% increase in average headcount, and an increase in allocated overhead costs of $1.2 million.

Interest Expense, Interest Income, and Other Income (Expense), Net
The following shows interest expense, interest income, and other income (expense), net for the three months ended October 31, 2025 as compared to the three months ended October 31, 2024 (in thousands, except percentages):

	Three Months Ended October 31,		Change $	Change %
	2025	2024
Interest expense	$(6,931)	$(6,587)	$(344)	5%
Interest income	$50,883	$52,201	$(1,318)	(3)%
Other income (expense), net	$2,223	$(429)	$2,652	(618)%
Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense, accretion of debt discount for our Senior Notes issued in January 2021, and amortization of debt issuance costs on our Revolving Facility.
The decrease in interest income for the three months ended October 31, 2025 compared to the three months ended October 31, 2024 was driven by lower market rates, partially offset by higher cash balance.
The increase in other income (expense), net for the three months ended October 31, 2025 compared to the three months ended October 31, 2024 was primarily due to an increase in net foreign currency transaction gains of $1.6 million, and an increase in gains from deferred compensation assets of $0.5 million.
Provision for Income Taxes
The following shows the provision for income taxes for the three months ended October 31, 2025 as compared to the three months ended October 31, 2024 (in thousands, except percentage):

	Three Months Ended October 31,		Change $	Change %
	2025	2024
Provision for income taxes	$10,720	$6,281	$4,439	71%
The increase in provision for income taxes of $4.4 million during the three months ended October 31, 2025 compared to the three months ended October 31, 2024 was primarily attributable to income taxes in foreign jurisdictions and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business.
Comparison of the Nine Months Ended October 31, 2025 and 2024
Revenue
The following shows total revenue from subscriptions and professional services for the nine months ended October 31, 2025 as compared to the nine months ended October 31, 2024 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2025	2024
Subscription	$3,322,418	$2,753,164	$569,254	21%
Professional services	184,212	141,922	42,290	30%
Total revenue	$3,506,630	$2,895,086	$611,544	21%
Total revenue increased by $611.5 million, or 21%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. Subscription revenue accounted for 95% total revenue for both the nine months ended October 31, 2025 and October 31, 2024. Professional services revenue accounted for 5% of our total revenue for both the nine months ended October 31, 2025 and October 31, 2024.

Subscription revenue increased by $569.3 million, or 21%, for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024, which was primarily driven by a combination of the addition of new customers and the sale of additional sensors and modules to existing customers.
Professional services revenue increased by $42.3 million, or 30%, for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024, which was primarily attributable to an increase in the number of professional service hours.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the nine months ended October 31, 2025 as compared to the nine months ended October 31, 2024 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2025	2024
Subscription	$753,929	$605,868	$148,061	24%
Professional services	153,302	111,623	41,679	37%
Total cost of revenue	$907,231	$717,491	$189,740	26%
Total cost of revenue increased by $189.7 million, or 26%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. Subscription cost of revenue increased by $148.1 million, or 24%, for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024. The increase in subscription cost of revenue was primarily due to an increase in employee-related expenses of $37.0 million driven by a 19% increase in average headcount, an increase in cloud hosting and related services costs of $34.5 million, an increase in depreciation of data center equipment of $23.7 million, an increase in stock-based compensation expense of $21.8 million, an increase in amortization of internal-use software of $16.2 million, and an increase in allocated overhead costs of $13.6 million.
Professional services cost of revenue increased by $41.7 million, or 37%, for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024. The increase in professional services cost of revenue was primarily due to an increase in consulting expenses of $15.1 million, an increase in employee-related expenses of $12.5 million driven by a 13% increase in average headcount, an increase in stock-based compensation expense of $7.0 million, charges related to the Plan of $3.4 million, and an increase in allocated overhead costs of $2.1 million.
The following shows gross profit and gross margin for subscriptions and professional services for the nine months ended October 31, 2025 as compared to the nine months ended October 31, 2024 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2025	2024
Subscription gross profit	$2,568,489	$2,147,296	$421,193	20%
Professional services gross profit	30,910	30,299	611	2%
Total gross profit	$2,599,399	$2,177,595	$421,804	19%

	Nine Months Ended October 31,		Change %
	2025	2024
Subscription gross margin	77%	78%	(1)%
Professional services gross margin	17%	21%	(4)%
Total gross margin	74%	75%	(1)%
Subscription gross margin slightly decreased by one percentage point for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024. The decrease in subscription gross margin was primarily due to an increase in stock-based compensation expense, and an increase in depreciation of data center equipment during the nine months ended October 31, 2025.

Professional services gross margin decreased by four percentage points for the nine months ended October 31, 2025, compared to the nine months ended October 31, 2024. The decrease in professional services gross margin was primarily due to an increase in consulting expense during the nine months ended October 31, 2025.
Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the nine months ended October 31, 2025 as compared to the nine months ended October 31, 2024 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2025	2024
Sales and marketing expenses	$1,367,673	$1,113,852	$253,821	23%
Sales and marketing expenses increased by $253.8 million, or 23%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $130.8 million driven by a 12% increase in average headcount, an increase in stock-based compensation expense of $41.6 million, an increase in marketing programs of $26.5 million, an increase in allocated overhead costs of $16.7 million, an increase in employee benefits of $14.3 million, an increase in travel expenses of $10.5 million, charges related to the Plan of $9.1 million, and an increase in term-based software licenses of $2.8 million, partially offset by a decrease of $17.4 million of expenses associated with the July 19 Incident and related matters, and a decrease in company events expenses of $5.5 million.
Research and Development
The following shows research and development expenses for the nine months ended October 31, 2025 as compared to the nine months ended October 31, 2024 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2025	2024
Research and development expenses	$1,028,361	$761,759	$266,602	35%
Research and development expenses increased by $266.6 million, or 35%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. This increase was primarily due to an increase in stock-based compensation expense of $98.9 million, an increase in employee-related expenses of $93.4 million driven by a 20% increase in average headcount, an increase in cloud hosting and related costs of $35.0 million, an increase in allocated overhead costs of $21.4 million, charges related to the Plan of $16.8 million, an increase in employee benefits of $11.3 million, and an increase in term-based software licenses of $2.3 million, partially offset by a decrease in other labor expenses of $11.3 million, and an increase in software capitalization of $10.2 million.
General and Administrative
The following shows general and administrative expenses for the nine months ended October 31, 2025 as compared to the nine months ended October 31, 2024 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2025	2024
General and administrative expenses	$510,443	$337,113	$173,330	51%
General and administrative expenses increased by $173.3 million, or 51%, for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024. The increase in general and administrative expenses was primarily due to an increase in expenses associated with the July 19 Incident and related matters of $82.0 million, an increase in stock-based compensation expense of $43.7 million, charges related to the Plan of $12.6 million, an increase in employee-related expenses of $10.5 million driven by a 19% increase in average headcount, an increase in allocated overhead costs of $3.6 million, an increase in legal expense of $3.4 million unrelated to the July 19 Incident or related matters, an increase in term-based software licenses of $2.6 million, an increase in consulting expense of $2.0 million, and an increase in travel expenses of $1.9 million.

Interest Expense, Interest Income, and Other Income (Expense), Net
The following shows interest expense, interest income, and other income (expense), net for the nine months ended October 31, 2025 as compared to the nine months ended October 31, 2024 (in thousands, except percentages):

	Nine Months Ended October 31,		Change $	Change %
	2025	2024
Interest expense	$(20,469)	$(19,647)	$(822)	4%
Interest income	$147,113	$149,577	$(2,464)	(2)%
Other income (expense), net	$(4,395)	$6,196	$(10,591)	(171)%
Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense, accretion of debt discount for our Senior Notes issued in January 2021, and amortization of debt issuance costs on our Revolving Facility.
The decrease in interest income for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024 was driven by lower market rates, partially offset by higher cash balance.
The decrease in other income (expense), net for the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024 was primarily due to a decrease in net realized gains on our strategic investments of $6.2 million, an increase in net foreign currency transaction losses of $3.7 million, and downward adjustments and impairment of $1.6 million of our strategic investments, partially offset by an increase in gains from deferred compensation assets of $0.7 million.
Provision for Income Taxes
The following shows the provision for income taxes for the nine months ended October 31, 2025 as compared to the nine months ended October 31, 2024 (in thousands, except percentage):

	Nine Months Ended October 31,		Change $	Change %
	2025	2024
Provision for income taxes	$37,797	$24,862	$12,935	52%
The increase in provision for income taxes of $12.9 million during the nine months ended October 31, 2025 compared to the nine months ended October 31, 2024 was primarily attributable to income taxes in foreign jurisdictions and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business.
Liquidity and Capital Resources
Our primary sources of liquidity as of October 31, 2025, consisted of: (i) $4.8 billion in cash and cash equivalents, which mainly consists of cash on hand and highly liquid investments in money market funds, U.S. Treasury bills, and time deposits, (ii) cash we expect to generate from operations, and (iii) available capacity under our $750.0 million Revolving Facility. It is not currently possible to reasonably estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties, or other resolution of proceedings resulting from the July 19 Incident or related matters. However, despite such uncertainties, we expect that the combination of our existing cash and cash equivalents, cash flows from operations, and the Revolving Facility will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Our Revolving Facility matures on January 2, 2026.
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
We have historically generated operating losses, as reflected in our accumulated deficit of $1.3 billion as of October 31, 2025. We expect to continue to make investments, particularly in sales and marketing and research and development. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.

We generally invoice our subscription customers at the beginning of the subscription term, or in some instances, such as in multi-year arrangements, in installments. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of October 31, 2025, we had deferred revenue of $4.1 billion, of which $2.9 billion was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, or foreign currency forward contracts.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended October 31,
	2025	2024
Net cash provided by operating activities	$1,114,480	$1,036,005
Net cash used in investing activities	(641,503)	(211,569)
Net cash provided by financing activities	81,094	60,822
Net change in cash, cash equivalents and restricted cash	561,388	884,617
Operating Activities
Net cash provided by operating activities during the nine months ended October 31, 2025 was $1.1 billion, which resulted from net loss of $222.6 million, adjusted for non-cash charges of $1.4 billion and net cash outflow of $27.4 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $822.7 million in stock-based compensation expense, $325.4 million of amortization of deferred contract acquisition costs, $180.9 million of depreciation and amortization, $23.1 million of amortization of intangibles assets, $12.6 million of non-cash operating lease costs, $3.5 million of non-cash interest expense, and $1.6 million change in fair value of strategic investments, partially offset by $5.4 million of deferred income taxes. The net cash outflow from changes in operating assets and liabilities was primarily due to an increase of $333.7 million in deferred revenue, a decrease of $116.2 million in accounts receivable, an increase of $32.6 million in accrued payroll and benefits, and an increase of $19.9 million in accrued expenses and other liabilities, partially offset by an increase of $431.7 million in deferred contract acquisition costs, an increase of $79.4 million in prepaid expenses and other assets, a decrease of $9.6 million in accounts payable, and a decrease of $9.0 million in operating lease liabilities.
Investing Activities
Net cash used in investing activities of $641.5 million during the nine months ended October 31, 2025 was primarily due to business acquisitions, net of cash acquired, of $380.9 million, purchases of property and equipment of $199.6 million, capitalized internal-use software and website development costs of $51.5 million, purchases of strategic investments of $10.3 million, and purchases of deferred compensation investments of $4.3 million, partially offset by proceeds from sales of strategic investments of $4.9 million.
Financing Activities
Net cash provided by financing activities of $81.1 million during the nine months ended October 31, 2025 was primarily due to proceeds from our employee stock purchase plan of $74.6 million, capital contributions from non-controlling interests of $6.0 million, and proceeds from the exercise of stock options of $2.6 million, partially offset by distributions to non-controlling interest holders of $2.2 million.

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
We conduct our operations almost entirely through our subsidiaries. Accordingly, the Obligor Group’s cash flows and ability to service the Senior Notes will depend on the earnings of our subsidiaries and the distribution of those earnings to the Obligor Group, whether by dividends, loans or otherwise. Holders of the guaranteed registered debt securities will have a direct claim only against the Obligor Group.
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

Statement of Operations	Nine Months Ended October 31, 2025
(in thousands)
Revenue	$3,509,373
Cost of revenue	965,277
Operating expenses	2,928,982
Loss from operations	(384,886)
Net loss	(332,361)
Net loss attributable to CrowdStrike	(332,361)

Balance Sheet	October 31, 2025	January 31, 2025
	(in thousands)
Current assets (excluding current intercompany receivables from non-Guarantors)	$6,325,851	$5,922,562
Current intercompany receivables from non-Guarantors	—	49,417
Noncurrent assets (excluding noncurrent intercompany receivables from non-Guarantors)	2,619,906	2,316,545
Noncurrent intercompany receivables from non-Guarantors	625,902	613,732
Current liabilities (excluding current intercompany payables to non-Guarantors)	3,424,180	3,331,647
Current intercompany payables to non-Guarantors	94,529	31,092
Noncurrent liabilities (excluding noncurrent intercompany payables to non-Guarantors)	2,216,822	1,897,235
Noncurrent intercompany payables to non-Guarantors	203,271	234,643

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
Contractual Obligations and Commitments
During the nine months ended October 31, 2025, there were no significant changes to our debt obligations related to the Senior Notes, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
We have non-cancelable purchase commitments with various parties to purchase products and services entered in the normal course of business totaling $2.6 billion as of October 31, 2025, with remaining terms in excess of 12 months. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
Our commitments also consist of obligations under non-cancelable real estate arrangements on an undiscounted basis, of which $14.7 million is due in the next 12 months and $163.6 million is due thereafter.
As of October 31, 2025, our unrecognized tax benefits included $62.6 million, which were classified as long-term liabilities due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits.
As of October 31, 2025, we had non-cancelable unfunded commitments from our financing arrangements totaling approximately $121.3 million.
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
There have been no significant changes in our critical accounting policies and estimates during the nine months ended October 31, 2025, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2025, filed with the SEC on March 10, 2025.

Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice our subscription customers at the beginning of the subscription term, or in some instances, such as in multi-year arrangements, in installments. Until we have the contractual right to invoice, these contract amounts are classified as backlog. They are not recorded in deferred revenue or elsewhere in our condensed consolidated financial statements. As of October 31, 2025, we had backlog of approximately $3.8 billion. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
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
Employees
As of October 31, 2025, we had 10,410 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risks during the three and nine months ended October 31, 2025 compared to our disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2025. Based on such evaluation of our disclosure controls and procedures as of October 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
The July 19 Incident has harmed, and is expected to continue to harm, our business, sales, customer and partner relations, and our reputation. As a result of the July 19 Incident, certain of our existing or prospective customers have elected to, and may in the future elect to, defer purchasing decisions relating to our products and services or not purchase our products and services at all. Customers have also decided, and may in the future decide, to terminate or not renew their agreements with us. The July 19 Incident has negatively impacted, and may in the future negatively impact, our existing or prospective partners’ ability or willingness to promote our products or services. Certain of our competitors have aggressively approached our current and prospective customers and partners to attempt to capitalize on the July 19 Incident, and may continue to do so. Furthermore, we have agreed to, and expect to agree to in the future, provide incentives in connection with our commercial arrangements with our customers, including subscription period extensions, discounts or promotional modules. The July 19 Incident has received negative media coverage and harmed our reputation and brand. If we are unable to regain the trust of our current and prospective customers and partners, or if negative media coverage and publicity continues, whether directly or indirectly related to the July 19 Incident, our reputation and brand may suffer further, exacerbating the effects discussed herein. These factors may result in harm to our business, results of operations and financial condition.
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
We have incurred net losses each year prior to fiscal 2024, and we may not achieve or maintain profitability in the future. We experienced net losses of $19.3 million and $183.2 million for fiscal 2025 and 2023, respectively, and net income of $89.3 million for fiscal 2024. As of October 31, 2025, we had an accumulated deficit of $1.3 billion. While we have experienced significant growth in revenue in recent periods, and have achieved profitability during certain periods, including fiscal 2024, we cannot assure you when or whether we will reach sustained profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. Additionally, on May 6, 2025, we announced a strategic plan (the “Plan”) to evolve our operations to yield greater efficiencies as we continue to scale our business with focus and discipline to meet our goals. We cannot assure you that the Plan or the above-mentioned investments will result in substantial increases in our total revenue or improvements in our results of operations. We also have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
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
Our revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for our Falcon platform. Customers often view the subscription to our Falcon platform as a significant strategic decision and, as a result, frequently require considerable time to evaluate, test and qualify our Falcon platform prior to entering into or expanding a relationship with us. Large enterprises and government entities in particular often undertake a significant evaluation process that further lengthens and adds uncertainty to our sales cycle. In addition, uncertain economic or geopolitical conditions, including in connection with changes in trade policies and tariffs, may lead to additional scrutiny of budgets by current and prospective customers, which has resulted in, for example, longer sales cycles for products and services, and may result in shifting demand for IT products and services, and slower adoption of new technologies. We have also experienced, and may continue to experience, longer sales cycles in connection with the July 19 Incident. We may also experience longer sales cycles as customers seek to consolidate on our Falcon platform and negotiate larger deals, including in connection with our flexible subscription offering.
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
We derived approximately 30%, 32%, 32% and 33% of our total revenue from our international customers for fiscal 2023, fiscal 2024, fiscal 2025 and the nine months ended October 31, 2025, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
•government certification, software supply chain, and source code transparency requirements applicable to us or our products are constantly evolving and, in doing so, restrict our ability to sell to certain government customers until we have attained the new or revised certification or meet other applicable requirements, which we are not guaranteed to do. For example, although we are currently certified under the U.S. Federal Risk and Authorization Management Program, or FedRAMP, such certification is costly to maintain and if we lose our certification, it would restrict our ability to sell to government customers;
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
We rely on a limited number of suppliers for several components of the equipment we use to operate our cloud platform and provide services to our customers. We generally purchase these components on a purchase order basis, and do not have long-term contracts guaranteeing supply. Our reliance on these suppliers exposes us to risks, including reduced control over production costs and constraints based on the then current availability, terms and pricing of these components. If we experience disruption or delay from our suppliers, we may not be able to obtain supplies or components from alternative suppliers on a timely basis or on terms that are favorable to us, if at all. Such risks may become more pronounced as we continue to scale our business. The technology industry has experienced widespread component shortages and delivery delays, including as a result of geopolitical tensions (including actual or threatened changes in tariffs and trade restrictions), public health crises and natural disasters. We may also experience component shortages and pricing increases from certain of our suppliers as a result of increased demand for such components. While we have taken steps to mitigate our supply chain risk, supply chain disruptions and delays could nevertheless adversely impact our operations by, among other things, causing us to delay opening new data centers, delay increasing capacity or replacing defective equipment at existing data centers, and experience increased operating costs.
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

In the United States, there are numerous federal, state and local data privacy and security laws, rules, and regulations governing the collection, sharing, use, retention, disclosure, security, transfer, storage and other processing of personal information, including federal and state data privacy and security laws, data breach notification laws, and data disposal laws. For example, at the federal level, we are subject to, among other laws and regulations, the rules and regulations promulgated under the authority of the Federal Trade Commission (which has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including acts and practices with respect to data privacy and security), as well as the Electronic Communication Privacy Act, the Computer Fraud and Abuse Act, the Health Insurance Portability and Accountability Act, and the Gramm Leach Bliley Act. The United States Congress also has considered, and in the future will likely consider, proposals from time to time for comprehensive federal data privacy and security legislation, to which we may become subject if passed.
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
Moreover, while we strive to publish and prominently display privacy policies that are accurate, comprehensive, and compliant with applicable laws, rules, regulations and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy and security. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. If our public statements about our use, collection, disclosure and other processing of personal information, whether made through our privacy policies, information provided on our website, press statements or otherwise, are alleged to be deceptive, unfair or misrepresentative of our actual practices, we may be subject to potential government or legal investigation or action, including by the Federal Trade Commission or applicable state attorneys general.
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
We incorporate novel uses of AI technologies, including generative AI, into our products and operations, such as our Falcon platform. AI is complex and rapidly evolving, and we face significant competition from other companies who may incorporate AI into their products more quickly or more successfully than us, as well as an evolving regulatory landscape. The introduction of AI, and particularly generative AI, a relatively new and emerging technology in the early stages of commercial use, into new or existing products, and our operations, may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. For example, generative AI has been known to produce false or “hallucinatory” interferences or outputs, and certain generative AI uses machine learning and predictive analytics, which may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. In addition, the use of AI by other companies has resulted in, and may in the future result in, data breaches and cybersecurity incidents that implicate the personal information of AI users. Further, the use of AI presents emerging ethical, social, legal and other issues, and if we enable or offer solutions that draw scrutiny or controversy due to perceived or actual risks or impacts on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, delays in customer purchasing decisions and/or legal liability. Our continued incorporation of AI, including generative AI, into our products and operations requires us to expend significant resources. If such investments do not deliver anticipated benefits or are not otherwise successful, our business and results of operations may be harmed.
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
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our common stock. As of November 25, 2025, we had 252,098,440 shares of common stock outstanding.
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
As of October 31, 2025, we had $750.0 million principal amount of indebtedness outstanding (excluding intercompany indebtedness), and there is additional availability under our revolving facility of up to $750.0 million (excluding issued but undrawn letters of credit). Our indebtedness could have important consequences, including:
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
•exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our revolving facility, are at variable rates of interest; and
•increasing our cost of borrowing.
We may not be able to generate sufficient cash to service all of our indebtedness, including the Senior Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or to refinance our debt obligations, including the Senior Notes, depends on our financial condition and results of operations, which in turn are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Senior Notes.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Equity Securities
On September 12, 2025, we issued approximately $11.1 million of shares of our Class A common stock, subject to service-based vesting conditions, to a stockholder of Onum in connection with our acquisition of Onum. We also agreed to issue $26.9 million of shares of our Class A common stock, subject to service-based vesting conditions, to certain other stockholders of Onum in connection with our acquisition of Onum. The transactions were exempt from registration under Section 4(a)(2) of the Securities Act.
In connection with our acquisition of Pangea on September 26, 2025, we agreed to issue approximately $46.5 million of shares of our Class A common stock, subject to service-based vesting conditions, to certain stockholders of Pangea. The transaction was exempt from registration under Section 4(a)(2) of the Securities Act.
(b)Issuer Purchases of Equity Securities
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of December 2, 2025.

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere Chief Financial Officer (Principal Financial Officer)

By:	/s/ Anurag Saha
Anurag Saha Chief Accounting Officer (Principal Accounting Officer)