Form 10-K
period 2026-01-31
CrowdStrike Holdings, Inc.
filed 2026-03-05
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-K
___________________________________________________________________________________________________
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on July 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) as reported by the Nasdaq Global Select Market on such date was approximately $109.3 billion.
As of February 28, 2026, the number of shares of the registrant’s Class A common stock outstanding was 253,614,090.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

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
•sufficiency of cash and cash equivalents and cash flow from operations to meet cash needs for at least the next 12 months;
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
•the July 19 Incident (as defined below), including potential or anticipated developments, our remediation and other efforts in connection with the incident, the outcome of lawsuits, claims and inquiries related to the incident, our customer commitment packages, and the effect on our customer and partner relationships and our business, results of operations and financial condition; and
•the expected impacts of the Strategic Plan (as defined below).
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

PART I
ITEM 1. BUSINESS
Overview
Founded in 2011, CrowdStrike reinvented cybersecurity for the cloud and artificial intelligence (“AI”) era and transformed the way cybersecurity is delivered and experienced by customers. When we started CrowdStrike, cyberattackers had an asymmetric advantage over legacy cybersecurity products that could not keep pace with rapid changes in adversary tactics, a dynamic that has intensified as adversaries increasingly leverage automation, identity abuse, and AI to operate at machine speed.
We took a fundamentally different approach to solve this problem with the AI-native CrowdStrike Falcon cybersecurity platform, which serves as the operating system for cybersecurity. CrowdStrike built the first, true, cloud-native platform with AI at the core, capable of harnessing vast amounts of security and enterprise data to drive real-time security decisions and response – stopping breaches at scale through a single lightweight sensor.
The CrowdStrike Falcon platform is designed to be the definitive platform for cybersecurity consolidation, purpose-built to stop breaches. The platform’s single, lightweight sensor collects and integrates data from across the enterprise, including endpoints, cloud workloads, identities, and third-party sources. This data is ingested once and reused across multiple security functions, forming the foundation for detection, investigation, and response across the platform. We use this to train our AI to detect and prevent threats and drive workflow automation to give security teams machine speed advantage to stop adversaries. By consolidating and replacing legacy point products and fragmented platforms across key areas of security and IT, the Falcon platform delivers a unified, modern approach that increases capabilities, reduces complexity, and lowers costs – all while stopping breaches.
We believe our approach has defined a new category called the AI Security Cloud, which has the power to transform the cybersecurity industry the same way the cloud has transformed the customer relationship management, human resources, and service management industries. Using cloud-scale AI, our AI Security Cloud enriches and correlates trillions of cybersecurity events per week with indicators of attack, threat intelligence, and enterprise data (including data from across endpoints, workloads, identities, DevOps, IT assets, configurations and AI interactions). This data is continuously curated, labeled, and validated through real-world security operations, including managed detection and response, threat intelligence, and incident response activities, creating high-fidelity intelligence grounded in real adversary behavior and outcomes – cyber Reinforced Learning from Human Feedback (“RLHF”) at scale.
This intelligence is used to train and refine our AI models, enabling the Falcon platform to provide real-time context on adversary behavior, inform security decisions, and automatically prevent threats across our customer base. The more data that is fed into our Falcon platform, the more intelligent the AI Security Cloud becomes, the stronger our ability to anticipate and counter evolving adversary tradecraft, and the more our customers benefit, creating a powerful network effect that increases the overall value we provide.
CrowdStrike: The Architectural Purpose Behind the Platform
Our Falcon platform was purpose-built in the cloud to harness the power of data and AI to deliver the next generation of automated protection and provide threat hunters with the intelligence required to stop sophisticated attacks, including malware-free and fileless attacks. This approach has made CrowdStrike an industry leader in protection across endpoints, cloud workloads, identity data, and AI systems, delivering consistent security execution across hybrid and cloud environments, and allowing us to rapidly extend this best-in-class protection across new and emerging areas of enterprise risk.
Today, we offer 33 cloud modules on our Falcon platform via a SaaS subscription-based model that spans multiple large markets, including corporate endpoint and cloud workload security, managed security services, security and vulnerability management, IT operations management, identity protection, next-generation security information and event management (“SIEM”) and log management, threat intelligence services, data protection, SaaS security posture management, Security Orchestration, Automation and Response (“SOAR”) and AI powered workflow automation, and security for generative AI and AI-driven systems through AI detection and response.

Our Falcon platform is composed of tightly integrated, proprietary technologies that enable us to deliver superior protection and performance, while reducing complexity for our customers. Our Falcon platform consists of our easily deployed, intelligent lightweight sensor, and our Enterprise Graph, which unifies our ground-breaking graph technologies into a single, connected intelligence layer.
Our single, lightweight-sensor approach has changed how organizations experience cybersecurity, delivering protection without impacting the user, resources or productivity. With the lightweight sensor installed on each endpoint and cloud workload, our Falcon platform automates detection and prevention capabilities in real time across our entire global customer base. This also enables our Falcon platform to intelligently ingest data once and stream high fidelity data back into the Security Cloud to be re-used for multiple use cases, continuously improve our Falcon platform’s AI algorithms and make its real-time decision-making faster and smarter to keep customers ahead of changing adversary tactics.
Our Enterprise Graph correlates and contextualizes the vast data of our Security Cloud to transform raw signals into authoritative security context, enabling us to collect data once and reuse it repeatedly to support real-time detection, investigation, and response across the platform. By creating a living, connected model of the enterprise, the Enterprise Graph makes signals immediately actionable by both AI-driven workflows and human analysts. The highly advanced graph technologies underpinning the Falcon platform include:
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
•Our Asset Graph, which dynamically monitors and tracks the complex interactions among assets, providing a single holistic view of the risks those assets pose. Asset Graph provides graph visualizations of the relationships among all assets such as devices, users, accounts, applications, cloud workloads and operations technology, along with the rich context necessary for proper security hygiene and proactive security posture management to reduce risk in their organizations - without impacting IT.
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
•The Increasing Speed, Sophistication and Disruption of Cybersecurity Threats: Adversary sophistication continues to increase as militaries and intelligence services of well-funded nation-states, technically advanced criminal organizations and hackers advance their tactics. In addition, the commoditization of technologies like generative AI makes it easier for low-skilled adversaries to move faster and launch more sophisticated attacks. This includes non-malware based attacks like social engineering that exploit user identities and credentials. These attacks are pervasive, targeting a broad range of industries including technology, transportation, healthcare, financial services, governments and political organizations, utility, retail, and public infrastructure. The number and scale of attacks continue to increase. The typical attack cycle starts with attackers attempting to penetrate endpoints to establish a beachhead. Once inside, adversaries steal and exploit legitimate credentials to escalate privileges, move laterally and progress and attack, often downloading malware or ransomware. At this stage in the threat lifecycle, the adversary is able to encrypt, destroy, or silently exfiltrate sensitive data.
•An Expanded Attack Surface Driven By Cloud, AI and Distributed Environments: Organizations everywhere are embracing digital transformation and are becoming more distributed as they adopt the cloud, increase workforce mobility, and grow their number of connected devices. They are adding more workloads to a myriad of different endpoints beyond the traditional cybersecurity perimeter, exposing an increasingly broad attack surface to adversaries. This trend accelerated significantly with the need to support an increasingly remote workforce in 2020 due to the COVID-19 pandemic and we believe this trend continues today.
•A Growing Cyber Skills Gap: Trained cybersecurity professionals are in high demand, and organizations continue to face a dire shortage of talent to fill much needed cybersecurity positions. As a result, existing cybersecurity teams are often overwhelmed by the velocity of cyberattacks and the operational burden created by fragmented tools, siloed data, and high volumes of low-fidelity alerts that require manual investigation and correlation across multiple systems. Adversaries exploit this complexity by accelerating attacks, while AI-enabled techniques compress response windows, increasing the need for automation and AI-driven security execution to keep pace.
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
Competitive Market: Existing Security Solutions Are Limited and Exacerbate Ongoing Trends:
We believe the aforementioned trends are exacerbated by the architectural limitations of legacy cybersecurity products and fragmented platforms, which are characterized by:
•On-Premise Security and Bolt-On Cloud Products That Lead to Constrained and Impacted Users: On-premise products are siloed, lack integration, and have limited ability to collect, process, and analyze vast amounts of data—attributes that are required to be effective in today’s increasingly dynamic threat landscape. Meanwhile, these solutions often require more sensors on the endpoint as new capabilities are patchworked together, which can have a dramatic negative impact on user performance.
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
•Malware-Focused Products That Miss Sophisticated Attacks: Traditionally, organizations have focused on protecting their networks and endpoints against malware-based attacks. These attacks involve malware built for the specific purpose of performing malicious activities, stealing data, or destroying systems. Our 2026 Global Threat Report observed that 82% of detections were malware-free. Therefore, a malware-centric defensive approach will leave the organization vulnerable to attacks that do not leverage malware.
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
We offer our customers compelling business value that includes ease of adoption, rapid time-to-value, superior efficacy rates in detecting threats and preventing breaches, and reduced total cost of ownership by consolidating legacy, siloed, and multi-sensor security products in a single solution. We also allow thinly-stretched security organizations to automate previously manual tasks, freeing them to focus on their most important objectives. With the Falcon platform, organizations can transform how they combat threats, evolving from slow, manual, and reactionary to fast, automated, and predictive, while gaining visibility across the threat lifecycle.
Key benefits of our approach and the CrowdStrike Falcon platform include:
•The Power of the Crowd: Our crowdsourced data enables every customer to benefit from contributing to the Security Cloud. As more high fidelity data is fed into our Security Cloud, our AI models continue to train and improve, increasing the overall efficacy of the Falcon platform. This unique data layer is powered and turned into action by the Enterprise Graph. Enterprise Graph unifies our pioneering graph technologies (including Threat Graph, Intel Graph, and Asset Graph) into a living, connected model of the enterprise. This makes signals instantly actionable by both AI agents and human analysts to put threats, adversaries, and assets into the context needed to make the rapid, informed decisions that stop breaches.
•Driving AI Innovation and Security: We are a pioneer in leveraging AI to transform cybersecurity, combining AI for cybersecurity with cybersecurity for AI. The Falcon platform’s AI-native architecture uses advanced models and the power of the Security Cloud to detect and stop breaches, while innovations like Charlotte AI represent a significant advancement in agentic AI—delivering autonomous security decisions within customer-defined guardrails to triage detections, reduce noise, and accelerate response. Charlotte AI, powered by high-fidelity data and continual training, reduces routine investigation workloads, bridging critical skills gaps for stretched teams. As AI continues to evolve, CrowdStrike is driving the next generation of AI-powered agentic cybersecurity—enabling AI to act independently while ensuring human oversight and control. Beyond delivering AI-driven protection, we also secure the AI systems organizations depend on, helping customers safeguard generative AI applications and agents, protect sensitive data, and mitigate the risks posed by AI misconfigurations and vulnerabilities. By advancing AI innovation and security, we empower organizations to stay ahead of adversaries, increase operational efficiency, and securely embrace the AI-driven future.
•High Efficacy, Low False Positives: The vast telemetry of the Security Cloud and the best practices employed in continually training our AI models results in exceptionally high efficacy rates and low false positives, delivering proven performance in real-world scenarios.
•Consolidation of Siloed Products: Integrating and maintaining numerous security products creates blind spots that attackers can exploit, increases costs, and negatively impacts both end-user system performance and the experience of the security analyst. Our cloud-native platform gives customers a unified approach to address their most critical areas of risk seamlessly. We empower customers to rapidly deploy and scale industry leading technologies across Endpoint and Workspace Security, Identity Protection, Cloud Security, Next-Gen SIEM and Modern Log Management, Data Protection, Exposure Management, IT Automation, ITSecOps and Risk, Threat Intelligence, and SaaS Security Posture Management from a single platform.
•Reducing Sensor Bloat: Our single intelligent lightweight sensor enables frictionless deployment of our platform at scale, enabling customers to rapidly adopt our technology across any type of workload running on a variety of endpoints. The sensor is non-intrusive to the end user, requires no reboots and continues to protect the endpoint and track activity even when offline. Through our single lightweight sensor approach, customers can adopt multiple platform modules to address their critical areas of risk without burdening the endpoint with multiple sensors. Legacy approaches often require multiple sensors as they layer on new capabilities. This can severely impact user performance and create barriers to security.
•Rapid Time to Value: Our cloud-native platform was built to rapidly scale industry leading protection across the entire enterprise, eliminating lengthy implementation periods and professional services engagements that next-gen and legacy competitors may require. Our single sensor, collect once and re-use many times approach enables us to activate new modules in real time.
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
Furthermore, these elite security teams (including Falcon Complete, Falcon Overwatch, and our Professional Services teams) are key ingredients into the development of our automation and AI systems. New and increasingly sophisticated models are developed, benchmarked, and validated using data distilled from their operations. As these models gain capabilities and efficacy, our elite teams become more efficient in dealing with existing threats, which in turn allows for more focus on emerging and novel threats, which further enhances their models and automation systems, creating a positive feedback loop and data flywheel for our customers.

•Alleviating the Skills Shortage through Automation: CrowdStrike automates manual tasks to free security teams to focus on their most important job – stopping the breach. Our Falcon Fusion capability automates workflows to reduce the need to switch between different security tools and tasks, while our Falcon Insight XDR and Falcon Next-Gen SIEM modules provide a unified solution that enables security teams to rapidly and efficiently identify, hunt, and eliminate threats across multiple security domains using first and third party datasets.
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
According to the CrowdStrike 2026 Global Threat Report, 82% of detections in 2025 were malware-free, reflecting a sustained shift toward hands-on-keyboard operations, abuse of legitimate tools, and credential-driven movement that are difficult to distinguish from normal use behavior. Stopping these advanced attacks requires a holistic approach that delivers true end-to-end protection across workloads, identities, and data. CrowdStrike is able to natively enforce protection at the device layer, the identity layer, and the data layer, extending our bold vision for security by driving modern Defense in Depth to the enterprise.
By delivering these powerful capabilities through a unified platform with a single sensor, CrowdStrike is able to connect the endpoint and workload to user identity, and the data that is being used and accessed. Customers can see the full health and state of endpoints and workloads, in context with the identity that is using and accessing them, aligned with where data is being created, who is using it, where it flows and how it is protected. CrowdStrike delivers this through a unified platform experience. This is how CrowdStrike believes security should and must be delivered today to combat advanced adversaries and stop breaches in the modern era. This means security solutions that are easy to deploy, easy to manage, and highly effective.
The CrowdStrike Falcon Platform: Built to Innovate and Scale
Our platform approach allows us to rapidly innovate, build, and deploy highly integrated modules that address critical customer problems and access additional market opportunities. Our Falcon platform is composed of two tightly integrated proprietary technologies: our lightweight sensor and our Security Cloud. Our cloud-delivered modules integrate seamlessly within the Falcon platform to provide customers with a unified set of cloud-delivered technologies across Endpoint and Workspace Security, Identity Protection, Cloud Security, Next-Gen SIEM and Modern Log Management, Data Protection, Exposure Management, IT Automation, ITSecOps and Risk, Threat Intelligence, and SaaS Security Posture Management.
The Falcon platform also encompasses recently acquired technologies where integration may be ongoing. We can rapidly and cost effectively develop and deliver additional cloud modules on our Falcon platform without the need for additional sensors, and are expanding options for our new customers to test modules on a trial basis as well as offering in-application trials for existing customers. Our expanding set of open APIs and the Foundry app development platform allow customers and partners to build their own capabilities on top of the Falcon platform.
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

CrowdStrike Falcon Platform: Unified Security Across Major Categories
Our cloud-native Falcon platform integrates seamlessly with our single lightweight sensor to deliver robust functionality across key areas of cybersecurity and IT operations. The Falcon platform delivered 32 cloud modules as of January 31, 2026 and currently delivers 33 cloud modules, enabling customers to address their most critical areas of risk with speed, confidence, and visibility through one unified platform. Key areas of focus include:
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
Managed Detection and Response (“MDR”): Falcon Complete Next-Gen MDR delivers a comprehensive managed security service subscription that combines 24/7 expert monitoring, investigation, response, and remediation to stop breaches across the entire attack lifecycle. Delivered by CrowdStrike’s team of security experts and powered by the AI-native Falcon platform, it combines industry-leading endpoint protection and extends managed protection across cloud security, identity protection, asset visibility, and Next-Gen SIEM, with 24/7 managed threat hunting from Falcon Adversary OverWatch for a full-stack MDR service. Falcon Complete Next-Gen MDR is also backed by an underwritten limited warranty policy, underscoring our commitment to breach protection and customer confidence.
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
Next-Generation SIEM and Log Management: CrowdStrike’s Next-Gen SIEM and log management solutions deliver AI-driven detection, advanced data pipelining, centralized case management, investigation, and response capabilities, alongside high-performance log management for any data source. This comprehensive approach enhances security operations and enables organizations to respond to threats with speed and precision.
Generative AI: Innovations like Charlotte AI leverage generative AI and agentic reasoning to automate time-intensive tasks, enabling security analysts to work more efficiently. Charlotte AI transforms hours of routine investigation into minutes, addressing critical skills gaps and enhancing operational efficiency. Powered by the Falcon platform’s unique data advantage, Charlotte continues to evolve, delivering time savings and workflow automation to meet the demands of modern security operations.
Securing AI: The Falcon platform provides comprehensive security from emerging threats and new attack surfaces for organizations implementing their own generative AI services and applications. AI Detection and Response (“AIDR”) provides visibility and governance into how employees use AI and how AI agents operate by mapping relationships between users, prompts, models, agents, and Model Context Protocol (“MCP”) servers, and enforcing policy across these relationships. Unstructured data is analyzed for malicious actions such as prompt injection, and sensitive data can be automatically redacted to keep AI interactions safe and compliant.

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
Bringing CrowdStrike to the Market
We primarily sell the Falcon platform through our sales and partner teams that leverage our network of channel partners to maximize effectiveness and scale. We have a low friction land-and-expand sales strategy. Key elements of our growth strategy include:
•Growing Our Customer Base by Replacing Legacy and Other Endpoint Security Products. Given the limitations of existing legacy and other endpoint security products, many organizations are replacing their existing legacy and other endpoint security products with our Falcon platform. We will continue to invest in customer acquisition programs, including our channel partnerships and new programs, like our free trial program of Falcon Go that is easily downloaded from our website, the AWS Marketplace, the Google Marketplace, and the Microsoft Marketplace. We also increasingly work with Managed Service Providers (“MSPs”), and Managed Security Service Providers (“MSSPs”), who operate the Falcon platform on a customer’s behalf, acting as an outsourced security team to manage risk, products, and outcomes for customers.
•Further Penetrating Existing Customers. Our growth will depend in part on our ability to continue to expand our relationships with our customers by deploying on additional endpoints in their environment and cross-selling more cloud modules. When customers deploy our lightweight sensor, they can easily add additional cloud modules. We also offer in-application trial usage of additional modules to cross-sell to existing customers. While some new customers initially deploy our Falcon platform broadly across the organization, others elect to deploy only in selected business units and later deploy on additional endpoints and subscribe to additional modules. Over time, we seek to deploy our solution enterprise-wide for all customers. The power of our land-and-expand strategy is evidenced by our 115% dollar-based net retention rate as of January 31, 2026.
•Leveraging Our Falcon Platform to Enter New Markets. Because we leverage a single data model and open cloud architecture, we are uniquely positioned to continue innovating and rapidly deploying new cloud modules on our platform. For example, Falcon Discover includes use cases outside of security, such as application license management, AWS spend analysis, and asset inventory. Because our lightweight sensor collects diverse endpoint data once for repeated use, we can expand our addressable market by rapidly adding new cloud modules that leverage this data. We intend to continue to develop new cloud modules for broader endpoint use cases.
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
•Expanding Our International Footprint. We are expanding our international operations and intend to invest globally to broaden our international footprint. We grew our international revenue from $1,270.7 million for fiscal 2025 to $1,595.4 million for fiscal 2026, representing an increase of 26%. We intend to grow our international customer base by increasing our investments in our overseas operations, including adding headcount in Europe, the Middle East, Asia-Pacific, including Japan, and expanding data centers overseas.
•Extending Our Falcon Platform and Ecosystem. We designed our architecture to be open, interoperable, and highly extensible. We launched the CrowdStrike Marketplace, the first open cloud-based application PaaS for cybersecurity, which allows customers to purchase CrowdStrike products and provides an ecosystem of trusted partners and applications for our customers to choose from. We plan to continue investing in the CrowdStrike Store to empower our partners by making it easier to build applications and to enable our customers to more easily discover, try, and purchase additional cloud modules from both trusted partners and us. We also endeavor to work with more partners, new partner types, new technology companies, and new service providers to help more customer segments and new customers realize novel outcomes from the Falcon Platform.
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
Falcon Sensor. We designed an intelligent lightweight sensor that is installed on each endpoint or cloud workload. This sensor incorporates identification and prevention of known and unknown malware and fileless attacks using machine learning, AI, exploit blocking, and advanced behavioral techniques, to protect workloads across all endpoints while capturing and recording high fidelity endpoint data. Our sensor is capable of acting autonomously and continues to collect data and protect workloads running on endpoints even when offline. The sensor recommences transmitting data to our Falcon platform when the connection to the cloud has been re-established. Our lightweight sensor is built to support Windows, Mac, and Linux operating systems. The sensor is hardened against attacks and uses a combination of kernel and user-mode modules to collect and transmit high fidelity endpoint events as they take place on a system. It correlates these events using a local situational model on the endpoint, analyzes via agent-based AI models and is capable of taking a variety of preventative and responsive actions on the endpoint, either automatically or via human control. Events are streamed by the sensor to the cloud in real time in order to be further analyzed in the Threat Graph, where additional correlation and AI algorithms can be applied. The sensor is also capable of being remotely reconfigured in real time based on analytics in our cloud platform to collect and analyze different events or take other actions as risk and threat postures change.

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
High Fidelity Data and Smart Filtering. The presence of a local graph model in our sensor enables it to track the state of the machine in real time, perform rapid machine learning and behavioral analysis, and provide efficient event streaming to the cloud. We call this “smart filtering.” This allows us to keep performance overhead on the endpoint to a minimum, dramatically reduce the bandwidth required for sensor-cloud communication, efficiently process large volumes of data, and separate signals from noise. The Falcon sensor collects and analyzes unfiltered data with local machine learning and behavioral algorithms on the endpoint but only streams high fidelity endpoint events to the cloud to just send what is necessary for detection, prevention and investigation of attacks. This smart filtering architecture allows us to reduce network load for our customers. The Falcon platform collects an array of high fidelity endpoint events, such as code execution, network, file system and user activity. This information can be used for a variety of use cases beyond security, such as IT operations and vulnerability management.
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
•Incident Response, Forensics, and Recovery Services. Our incident response services typically begin by deploying our lightweight sensor to a customer’s endpoints or cloud workloads to provide visibility in order to determine if an attacker is currently in the environment, what assets have been compromised, and how much damage has been done. In addition to enriching the response team’s understanding of the attack, the full suite of Falcon platform’s next-gen prevention capabilities, cloud security, exposure management, and identity protection offerings can also be leveraged to help to slow down and prevent an active attacker from moving at-will throughout a compromised customer’s environment, increasing the risk and potential damage to the customer. We also provide customized surgical recovery services by providing the tools and staffing to eject attackers out of the network, lock down credentials from further use, remediate impacted systems and ensure adversaries stay out. In addition to providing valuable breach remediation to our customers, our incident response services also act as a strong lead generation engine for our Falcon platform, cloud, identity, Next-Gen SIEM, and many other modules. After experiencing the benefits of our platform firsthand, many of our incident response customers become subscription customers.
•Consulting Services. Our proactive consulting security services include technical assessment and strategic advisory services designed to help organizations understand their cyber maturity levels. These services include endpoint, identity, and cloud workload compromise assessments, cybersecurity maturity assessments, security program in-depth assessments, service organization control assessments, IT hygiene assessments, and active directory security assessments. We advise customers on readiness and preparation through the execution of table-top exercises, live fire exercises, red team/blue team assessments, and advanced adversary emulation exercises. We also offer AI red-teaming and other AI security services to help organizations understand where these emerging models introduce cyber risk, where they can be exploited, and where to take corrective security actions. All of these services are designed to evaluate our customers’ security profile so they can identify areas of vulnerability, secure their network, and improve their response if their defenses are breached. Our services also align to executive and board level cybersecurity priorities and are designed to help organizations effectively achieve cybersecurity risk reduction objectives and to maximize investments.
•Platform Professional Services. Our platform deployment and operational services are designed to help customers maximize the value of their investment in the CrowdStrike Falcon platform and transform their Security Operations Centers. These services provide seamless deployment of Falcon modules across endpoint, cloud, identity, Next-Gen SIEM and virtually every other module ensuring rapid time-to-value and alignment to CrowdStrike’s recommended security configurations to prevent breaches. For customers requiring deeper, hands-on expertise, we offer Resident Services with experts embedded directly with customer teams to provide tailored guidance, ongoing optimization, and support for evolving security needs. Our services are designed to accelerate time-to-value, enhance security posture, and ensure the long-term success of SIEM deployments within any organization. Additionally, our operational services provide tailored guidance and best practices to optimize platform performance, streamline workflows, and address specific cybersecurity challenges. The goal of these services are to empower organizations to fully operationalize CrowdStrike’s solutions, enhance security posture, and achieve measurable outcomes in cyber risk reduction with the Falcon platform.
•CrowdStrike University Training and Certification. We offer training and certification services to customers and partners on CrowdStrike technologies and cybersecurity topics to facilitate the adoption of CrowdStrike and to broaden and deepen their skills. CrowdStrike University is an online learning management system that organizes all CrowdStrike e-learning, instructor-led training and certification preparation courses in one place, providing a personalized learning experience for individuals who have an active training subscription. CrowdStrike currently offers proctored exam certifications through industry leading training partner Pearson Vue for our CrowdStrike Certified Falcon Administrator, Falcon Responder, Falcon Hunter, Cloud Specialist, Identity Specialist, and Next-Gen SIEM Engineer programs. Our offerings are designed to accommodate varying levels of proficiency from foundational concepts to advanced skills in threat detection, incident response, cloud security, intelligence and other proactive security operations aligned to the Falcon platform. Our training offerings provide a structured learning path to accelerate CrowdStrike adoption, drive operational success, and equip professionals with validated expertise in modern cybersecurity practices.
Customers
Some of the world’s largest enterprises, government organizations, and high-profile brands trust us to protect their business. As of January 31, 2026, we are trusted by more than 88,000 organizations, including our end customers and those of our Managed Security Service Providers (“MSSPs”), worldwide. Historically, we and our channel partners have primarily sold to large organizations, but have increasingly focused on selling to small and medium-sized businesses, particularly through our trial-to-pay model. We engage our customers through our global customer and technical advisory boards in which we solicit feedback from our customers on a regular basis allowing us to understand their evolving needs. We have used this feedback to develop new cloud modules, such as Falcon FileVantage, and we intend to continue to develop new cloud modules based on our customer’s feedback. Our business is not dependent on any particular end customer.
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
Partnership Ecosystem
We operate a partner-first go-to-market strategy to land new logos and expand in existing accounts. We partner with a diverse set of partners. We work with a wide array of go-to-market partners in our technology alliance partners to design go-to-market strategies that combine our platform with products and/or services provided by our technology alliance partners. These partner integrations deliver more secure solutions and an improved end user experience to their customers. Our technology alliance partnerships focus on security analytics, network and infrastructure security, threat platforms and orchestration, and automation. The CrowdStrike Store is an open cloud-based application PaaS for cybersecurity and the industry’s first unified security cloud ecosystem of trusted third-party applications. Falcon for AWS, available in the AWS Marketplace, allows customers to easily purchase and take advantage of the metered billing (pay-as-you-go) pricing option to scale their consumption as their business needs change. In addition to AWS, we bring CrowdStrike to market through Google Marketplace, and starting fiscal year 2027, the Microsoft Marketplace. We work with a vast network of resellers, distributors, MSSPs, MSPs, and global system integrators (“GSIs”) to deliver diverse customer experiences, tailored to the needs of the customer. Our best-in-class ecosystem helps us source new logos, expand within existing accounts, and maintain high renewal rates because we meet customers where they are and work with those they trust.
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
Our research and development leadership team is predominantly located in the United States. We also maintain research and development centers internationally, including in Romania, Israel and India. We employ subject matter experts in a number of jurisdictions around the world. We plan to continue to dedicate significant resources to research and development.
Competition
We primarily compete with established and emerging security product vendors. While the market for traditional endpoint and IT operations solutions has historically been intensely competitive, we believe that the architecture of our cloud-native, single sensor platform fundamentally differentiates us compared to both next-gen and legacy competitors in the security industry. Additionally, as we look to enter into adjacent markets and expand our total addressable market, we may face new competitors. However, we do not believe any of our competitors currently have a true platform offering equivalent to the Falcon platform, which can be leveraged to win in legacy markets and define new categories.
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
We continue to grow our global portfolio of intellectual property rights in connection with our products, services, research and development, and other activities to protect our proprietary technology relevant to our business. We file patent applications to protect our intellectual property and believe that the duration of our issued patents is sufficient when considering the expected lives of our products. We intend to continue pursuing additional intellectual property protection to the extent we believe it would be beneficial and cost-effective. Despite our efforts to protect our intellectual property rights, they may not be respected in the future, particularly in certain foreign jurisdictions where laws may not protect our proprietary rights as fully as in the United States, or may be invalidated, circumvented, or challenged. Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation based on allegations of patent infringement or other violations of intellectual property rights. We believe that competitors will try to develop products that are similar to ours and that may infringe our intellectual property rights. Our competitors or other third-parties may also claim that our security platform and other solutions infringe their intellectual property rights. In particular, some companies in our industry have extensive patent portfolios. From time to time, third parties have in the past and may in the future assert claims of infringement, misappropriation and other violations of intellectual property rights against us or our customers, with whom our agreements may obligate us to indemnify against these claims. Successful claims of infringement by a third party could prevent us from offering certain products or features, require us to develop alternate, non-infringing technology, which could require significant time and during which we could be unable to continue to offer our affected products or solutions, require us to obtain a license, which may not be available on reasonable terms or at all, or force us to pay substantial damages, royalties, or other fees. For additional information, see the section titled “Risk Factors—Risks Related to Intellectual Property, Legal, and Regulatory Matters—The success of our business depends in part on our ability to protect and enforce our intellectual property rights.”
Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice our subscription customers at the beginning of the subscription term, or in some instances, such as in multi-year arrangements, in installments. Until we have the contractual right to invoice, these contract amounts are classified as backlog. They are not recorded in deferred revenue or elsewhere in our consolidated financial statements. As of January 31, 2026, we had backlog of approximately $4.2 billion. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
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
Human Capital Resources
As of January 31, 2026, we had 10,698 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
To attract high performers, we have a team dedicated to building and promoting our employer brand focused on creating a strong employer value proposition, which includes:
•Competitive pay and benefits
•Flexible working arrangements
•Roles and tasks designed for growth
•Professional development opportunities
•Organizational reputation and culture
We provide robust compensation and benefits programs to help meet the needs of our employees. In addition to base salary, these programs (which vary by country/region) include annual bonuses or commission plans, equity awards, an employee stock purchase plan, a 401(k) plan or pension schemes internationally, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, adoption and infertility assistance, and employee assistance programs.

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
Information about our Executive Officers
The following table sets forth certain information with respect to our current executive officers as of March 4, 2026:

Name	Age	Position
George Kurtz	55	President, Chief Executive Officer and Director
Burt W. Podbere	60	Chief Financial Officer
Michael Sentonas	52	President
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
On July 19, 2024, we released a content configuration update for our Falcon sensor that resulted in system crashes for certain Windows systems (the “July 19 Incident”). We have incurred, and expect to continue to incur, significant costs and expenses related to the incident. The July 19 Incident has harmed, and is expected to continue to harm, our business, sales, customer and partner relations, and our reputation. As a result of the July 19 Incident, certain of our existing or prospective customers have deferred or decided against purchases of our products and services and terminated or chosen not to renew their contracts with us, and others may take similar actions in the future. The July 19 Incident has negatively impacted, and may in the future negatively impact, our existing or prospective partners’ ability or willingness to promote our products or services. Certain of our competitors have aggressively approached our current and prospective customers and partners to attempt to capitalize on the July 19 Incident, and may continue to do so. Furthermore, we have agreed to, and expect to agree to in the future, provide incentives in connection with our commercial arrangements with our customers, including subscription period extensions, discounts or promotional modules. The July 19 Incident has received negative media coverage and harmed our reputation and brand. Additional negative media coverage and publicity, whether directly or indirectly related to the July 19 Incident, may harm our reputation and brand further, exacerbating the effects discussed herein. These factors may result in harm to our business, results of operations and financial condition. While we are investing in enhancements to software resiliency, testing and customer controls following the July 19 Incident, we cannot guarantee that such enhancements will be effective, or that our products do not have or will not have defects, errors, or vulnerabilities.

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
We have incurred net losses each year prior to fiscal 2024, and we may not achieve or maintain profitability in the future. We experienced net losses of $162.5 million and $15.2 million for fiscal 2026 and 2025, respectively, and net income of $72.2 million for fiscal 2024. As of January 31, 2026, we had an accumulated deficit of $1.3 billion. While we have experienced significant growth in revenue in recent periods, and have achieved profitability during certain periods, including fiscal 2024, we cannot assure you when or whether we will reach sustained profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We also have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
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
Many of our competitors have greater financial, technical, marketing, sales, and other resources, greater name recognition, longer operating histories, and a larger base of customers than we do. They may be able to devote greater resources to the development, promotion, and sale of services than we can, and they may offer lower pricing than we do. Further, they may have greater resources for research and development of new technologies, the provision of customer support, and the pursuit of acquisitions. Our larger competitors have substantially broader and more diverse product and services offerings as well as routes to market, which allows them to leverage their relationships based on other products or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our platform, including our cloud modules. Conditions in our market are changing rapidly and significantly as a result of technological advancements, including with respect to AI. Our competitors may more successfully incorporate AI into their products, gain or leverage superior access to certain AI technologies, and achieve higher market acceptance of their AI solutions. Conditions in our market could also change rapidly and significantly due to partnering or acquisitions by our competitors or continuing market consolidation. Some of our competitors have recently made acquisitions of businesses or have established cooperative relationships that may allow them to offer more directly competitive and comprehensive solutions than were previously offered and adapt more quickly to new technologies and customer needs. These competitive pressures in our market or our failure to compete effectively may result in price reductions, fewer orders, reduced revenue and gross margins, increased net losses and loss of market share. Further, competitors that specialize in providing protection from a single type of security threat may be able to deliver these targeted security products to the market quicker than we can or convince organizations that these limited products meet their needs. Even if there is significant demand for cloud-based security solutions like ours, if our competitors include functionality that is, or is perceived to be, equivalent to or better than ours in legacy products that are already generally accepted as necessary components of an organization’s IT security architecture, we may have difficulty increasing the market penetration of our solutions. Furthermore, even if the functionality offered by other security and IT operations providers is more limited than the functionality of our platform, organizations may elect to accept such limited functionality in lieu of adding products from additional vendors like us. If we are unable to compete successfully, or if competing successfully requires us to take aggressive pricing or other actions, our business, financial condition, and results of operations would be adversely affected.
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
In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Therefore, volatility or lack of performance in our stock price could affect our ability to attract and retain our key employees. Also, many of our employees have become, or will soon become, vested in a substantial amount of equity awards, which may give them a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. In addition, the Strategic Plan (as defined in the notes to our consolidated financial statements) could negatively affect our ability to recruit and retain skilled personnel. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs could adversely affect our business, results of operations and financial condition.

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
We derived approximately 33%, 32%, and 32% of our total revenue from our international customers for fiscal 2026, fiscal 2025, and fiscal 2024, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
•unexpected costs for the localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements (including, but not limited to data localization requirements, digital sovereignty requirements and other restrictions, such as those emerging in the EU);
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
Our future growth is dependent upon our ability to continue to meet the needs of new customers and the expanding needs of our existing customers as their use of our solutions grow. As our customers gain more experience with our solutions, the number of endpoints and events, the amount of data transferred, processed and stored by us, the number of locations where our platform and services are being accessed, have in the past, and may in the future, expand rapidly. In order to meet the performance and other requirements of our customers, we intend to continue to make significant investments to increase capacity and to develop and implement new technologies, including those involving AI, in our service and cloud infrastructure operations. These technologies, which include databases, applications and server optimizations, network and hosting strategies, and automation, are often advanced, complex, new and untested. We may not be successful in developing or implementing these technologies. In addition, as our business grows, we must continue to improve and expand our information technology infrastructure. It takes a significant amount of time to plan, develop and test improvements to our technologies and infrastructure, and we may not be able to accurately forecast demand or predict the results we will realize from such improvements. We rely on external ecosystems, such as operating systems and platforms, to operate and make, in various layers of technology stacks, our products and services available to customers. If we are unable to adapt to product or policy changes in such ecosystems, or if we do not effectively operate with such ecosystems, demand for and availability of our products or services could decline. To the extent that we do not effectively scale our operations and infrastructure to meet the needs of our business, our growing customer base and to maintain performance as our customers expand their use of our solutions, we may not be able to grow as quickly as we anticipate, our customers may reduce or cancel use of our solutions and we may be unable to compete as effectively and our business and results of operations may be harmed.
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
We expect that the combination of our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Retaining or expanding our current levels of personnel and product and service offerings may require additional funds to respond to business challenges, including the need to develop new products or services and enhancements to our Falcon platform, improve our operating infrastructure, or acquire complementary businesses and technologies. Our failure to raise additional capital or generate the significant capital necessary to expand our operations and invest in new products or services could reduce our ability to compete and could harm our business. Accordingly, we may need to engage in additional equity or debt financings to secure additional funds. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the market price of our common stock could decline. If we engage in additional debt financing, the holders of such debt would have priority over the holders of our common stock, and we may be required to accept terms that further restrict our operations or our ability to incur additional indebtedness or to take other actions that would otherwise be in the interests of the debt holders. Any of the above could harm our business, results of operations, and financial condition.
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
Legal developments in the EEA have created complexity and uncertainty regarding processing and transfers of personal data from the EEA to the United States and other so-called third countries outside the EEA, including in the context of website cookies. Similar complexities and uncertainties also apply to transfers from the U.K. to third countries. While we have taken steps to mitigate the impact on us, such as implementing the European Commission’s standard contractual clauses (“SCCs”) and the U.K.’s international Data Transfer Agreement (or the U.K.’s international data transfer addendum that can be used with the SCCs), the efficacy and longevity of these mechanisms remains uncertain. On July 10, 2023, the European Commission adopted an adequacy decision concluding that the U.S. ensures an adequate level of protection for personal data transferred from the EU to the U.S. under the recently adopted EU-U.S. Data Privacy Framework (followed on October 12, 2023 with the adoption of an adequacy decision in the U.K. for the U.K.-U.S. Data Bridge); however, such new adequacy decision has been challenged in EU courts, and is likely to face additional challenges. Moreover, although the U.K. currently has an adequacy decision from the European Commission, such that SCCs are not required for the transfer of personal data from the EEA to the U.K., that decision will sunset in December 2031 unless extended or renewed and it may be revoked in the future by the European Commission if the U.K. data protection regime is reformed in ways that deviate substantially from the GDPR. The EU has also enacted legislation that would regulate non-personal data and establish new cybersecurity standards, and other countries, including the U.K., may similarly do so in the future. In particular, the EU’s Digital Services Act and the EU’s Data Act both entered into force in 2024 and impose certain content moderation, notice and transparency obligations on digital platforms and intermediaries and certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers (as well as certain requirements concerning cross-border international transfers of non-personal data outside the EEA), respectively. Additionally, the EU’s Network and Information Security Directive II, adopted in 2023, regulates resilience and incident response capabilities of entities operating in a number of sectors, including the digital infrastructure sector and provides for EU member states to have issued implementing legislation by October 2024. Further, the EU’s Digital Operational Resiliency Act became effective in January 2025 and imposes certain requirements on entities in the financial sector and their third-party cloud service providers related to managing and mitigating information and communication technology risk. If we are unable to transfer data, including personal data, between and among countries and regions in which we operate, or are otherwise required to modify our practices, including our data privacy and security controls and procedures, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. While we have implemented new controls and procedures designed to comply with the requirements of the GDPR, U.K. GDPR and the data privacy and security laws of other jurisdictions in which we operate, such procedures and controls may not be effective in ensuring compliance or preventing unauthorized transfers of personal data.
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
Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing data privacy and security laws and regulations, employment and labor laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import and export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Increased scrutiny may also lead to new laws and regulations, or new applications of existing laws and regulations, that target topics such as AI, critical infrastructure software resiliency, digital sovereignty requirements and concentration risk. Our efforts to comply with applicable laws and regulations may increase operating costs, which could adversely affect our business and operations. Noncompliance by us, our employees, representatives, contractors, channel partners, agents, intermediaries, or other third parties with applicable regulations or requirements could subject us to:
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
The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, privacy, data protection cybersecurity, consumer protection, competition, and equal opportunity laws and regulations, and are expected to be subject to new laws and regulations or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their cybersecurity and data protection laws to AI or are considering general legal frameworks for AI. For example, in the EU, the first set of provisions under the EU’s AI Act became effective in February 2025, with additional provisions becoming effective on later dates. The AI Act establishes, among other things, a risk-based governance framework for regulating AI systems in the EU by categorizing AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. This regulatory framework is expected to have a material impact on the way AI is regulated in the EU and beyond. As further indication of a trend in increased regulatory and legislative oversight of the use and development of AI, in 2024, California enacted a range of laws regulating the use and development of AI, which generally relate to transparency, privacy and fairness, among other concerns. Other states, including Texas, Colorado and Utah, have also enacted AI-related laws, and several more have proposed enacting such laws.
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
In June 2025, we announced that our board of directors authorized a program under which we are authorized to repurchase up to $1.0 billion of our outstanding shares of common stock (the “Share Repurchase Program”). Such repurchases may be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions and trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The Share Repurchase Program does not have a fixed expiration date and may be suspended or discontinued at any time. We are not obligated to use the Share Repurchase Program to acquire any specific amount of common stock. We intend to use the Share Repurchase Program opportunistically depending on market prices and other factors.
The timing and amount of any repurchases will be subject to liquidity, market and economic conditions, any applicable restrictions under future credit facilities, compliance with applicable legal requirements, and other relevant factors. Repurchases of shares of our common stock under the Share Repurchase Program will reduce the amount of cash we have available to fund working capital, repay debt, make capital expenditures and strategic acquisitions or pursue business opportunities, and for other general corporate purposes. The Share Repurchase Program may not enhance long-term stockholder value because the market price of our common stock may decline below the levels at which we repurchased shares and short-term stock price fluctuations could reduce the effectiveness of this program.

Sales of substantial amounts of our common stock in the public markets, or the perception that they might occur, could reduce the price that our common stock might otherwise attain and may dilute your voting power and your ownership interest in us.
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our common stock. As of February 28, 2026, we had 253,614,090 shares of Class A common stock outstanding.
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
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Additionally, our ability to pay dividends may become limited by restrictions on our ability to pay dividends or make distributions under the terms of any future credit facility. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
As of January 31, 2026, we had $750.0 million principal amount of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness could have important consequences, including:
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
If we cannot make scheduled payments on our indebtedness, we will be in default and holders of our Senior Notes could declare all outstanding principal and interest to be due and payable. Such a default could result in material adverse consequences that negatively impact our business, the market price for our common stock, and our ability to obtain financing in the future. If we breach the covenants under our debt instruments, we would be in default under such instruments. The holders of such indebtedness could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.
The indenture that governs our Senior Notes contains, and future credit agreements may contain, terms which restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.
The indenture that governs our Senior Notes contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including, among other things, restrictions on our ability to:
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
On July 4, 2025, tax reform legislation included in the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The tax effects of the OBBBA have been accounted for in the second quarter of the fiscal year 2026. The OBBBA includes significant corporate tax reforms, including (i) the permanent reinstatement of deducting domestic research and development expenditures as incurred beginning in fiscal 2026 (under prior law such expenditures were capitalized and amortized over five years); (ii) the option to claim 100% accelerated depreciation deductions on qualified property; and (iii) international tax provisions modifying global intangible low-taxed income (“GILTI”), foreign-derived intangible income (“FDII”), and base erosion and anti-abuse tax (“BEAT”).
In addition, the Organization for Economic Cooperation and Development (“OECD”) has published proposals covering a number of issues, including country-by-country reporting, permanent establishment rules, transfer pricing rules, tax treaties and taxation of the digital economy. On October 8, 2021, the OECD/G20 inclusive framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) published a statement updating and finalizing the key components of a two-pillar plan on global tax reform originally agreed on July 1, 2021, and a timetable for implementation by 2024 and, with respect to certain components of the plan, to 2025. Under Pillar Two, the Inclusive Framework has agreed on a global minimum corporate tax rate of 15% for companies with revenue above €750 million, calculated on a jurisdictional basis. The European Union and other countries (including those in which we operate) have enacted or committed to enact Pillar Two into their domestic laws, which may adversely impact our provision for income taxes, existing tax incentives, net income and cash flows. On February 1, 2023, the U.S. Financial Accounting Standards Board (“FASB”) indicated that they believe the minimum tax imposed under Pillar Two is an alternative minimum tax, and, accordingly, deferred tax assets and liabilities associated with the minimum tax would not be recognized or adjusted for the estimated future effects of the minimum tax but would be recognized in the period incurred. On January 20, 2025, the Trump Administration issued an executive order declaring the Inclusive Framework has no force or effect in the U.S. absent congressional action, and directing the U.S. Department of Treasury to: (i) investigate whether any non-U.S. countries are not in compliance with any U.S. tax treaty or have implemented or are likely to implement tax rules that are extraterritorial or disproportionately affect U.S. companies, which may include actions or taxes imposed under Pillar One or Pillar Two, and (ii) develop options for “protective measures” in response to any such noncompliance or tax rules. On June 28, 2025, the United States and the rest of G7 countries announced a Side by Side (“SbS”) agreement that would, in principle, exclude U.S. parented groups from certain taxes under Pillar Two and address certain risks of base erosion and profit shifting, with the OECD publishing Administrative Guidance with respect to this on January 5, 2026. While the Administrative Guidance has approved the U.S. tax system as a “Qualified SbS Jurisdiction” (such that, for fiscal years commencing on or after January 1, 2026, U.S.-headquartered multinational enterprises may elect for the SbS safe harbor, which effectively deems the top-up tax for a jurisdiction to be zero for the purposes of the “income inclusion rules” and “under taxed profits rules”), we cannot predict whether or when such agreement will be brought into force, and whether the United States will adopt any other protective measures, including with respect to any taxes imposed under Pillar One, or whether or how any non-U.S. countries may change their tax laws, including with respect to Pillar One or Pillar Two, in response to the executive order, the agreement in principle (including the Administrative Guidance) described above, or otherwise. In addition, the Inclusive Framework envisages the removal of all Digital Services Taxes (“DST”). Notwithstanding this, some countries, in the European Union and beyond, continue to operate existing DST regimes to capture tax revenue on digital services more immediately. Such laws may increase our tax obligations in those countries or change the manner in which we operate our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
As of January 31, 2026, we had aggregate U.S federal and California net operating loss carryforwards of $2.6 billion and $417.4 million, respectively, which may be available to offset future taxable income for income tax purposes. The federal net operating losses are carried forward indefinitely, and California net operating loss carryforwards begin to expire in fiscal 2034 through fiscal 2046. As of January 31, 2026, net operating loss carryforwards for other states totaled $998.3 million, which begin to expire in fiscal 2027 through fiscal 2046. As of January 31, 2026, net operating loss carryforwards for the U.K. totaled $84.2 million, which are carried forward indefinitely, and net operating loss carryforwards totaled immaterial amounts in certain foreign jurisdictions. As of January 31, 2026, we had U.S federal and California research and development (“R&D”) credit carryforwards of $227.0 million and $59.8 million, respectively. The federal R&D credit carryforwards begin to expire in fiscal 2037 though fiscal 2046. The California R&D credits are carried forward indefinitely. Realization of these net operating loss and R&D credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results of operations.
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
Expectations regarding our efforts and performance relating to corporate responsibility factors have imposed and may impose additional costs on us and expose us to risks.
Governmental authorities, certain investors, and other stakeholders continue to focus on, set and revise, expectations relating to corporate responsibility matters, both in the United States and internationally. Such expectations are evolving and may be contradictory. Our actions, undertakings and decisions in connection with corporate responsibility and/or sustainability-related initiatives, goals, or commitments, including whether to pursue them, and/or the extent to which we achieve them, may be challenged and could harm our reputation, adversely impact our ability to attract and retain employees or customers and expose us to increased scrutiny from investors, governmental authorities and others, or subject us to liability. Additionally, compliance with current or future legal requirements or stakeholder expectations regarding corporate responsibility and/or sustainability matters, including disclosure and reporting obligations, may result in increased costs and legal and operational risks. For example, the proliferation of regulations and guidance addressing corporate responsibility topics at various government levels has required and may continue to require significant effort and resources, and our efforts may not ensure compliance with evolving standards. Any such damage to our reputation, adverse impact to our ability to attract and retain employees or customers, increased scrutiny, exposure to liability and increased compliance costs may adversely impact our business, financial condition, or results of operations.
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
In fiscal 2026, we did not identify any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats or incidents or provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see “Risk Factors— Risks Related to Our Business and Industry” in this annual report on Form 10-K.
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
Holders of Record
As of January 31, 2026, we had 82 holders of record of our Class A common stock and zero holders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not expect to pay any dividends on our capital stock in the foreseeable future. Additionally, our ability to pay dividends may become limited by restrictions on our ability to pay dividends or make distributions under the terms of any future credit facility. Any future determination to declare dividends will be made at the discretion of our board of directors, subject to applicable laws, and will depend on a number of factors, including our financial condition, results of operations, capital requirements, contractual restrictions, general business conditions, and other factors that our board of directors may deem relevant.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item with respect to our equity compensation plans is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended January 31, 2026.
Recent Sales of Unregistered Equity Securities and Use of Proceeds
(a) Sale of Unregistered Equity Securities
None.
(b) Use of Proceeds from Public Offering of Common Stock
None.
(c) Issuer Purchases of Equity Securities
None.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of CrowdStrike Holdings, Inc. under the Securities Act or the Exchange Act.

We have presented below the cumulative total return to our stockholders for the five years ended January 31, 2026 in comparison to the Standard & Poor’s 500 Index, Standard & Poor Information Technology Index, and the Nasdaq 100 Index. All values assume a $100 initial investment and data for the Standard & Poor’s 500 Index, Standard & Poor Information Technology Index and the Nasdaq 100 Index assume reinvestment of dividends. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock.

Company/ Index	Base Period 1/31/2021	1/31/22	1/31/23	1/31/24	1/31/25	1/31/26
CrowdStrike Holdings, Inc.	$100.00	$83.71	$49.07	$135.54	$184.46	$204.54
S&P 500	$100.00	$123.29	$113.16	$136.72	$172.78	$201.03
S&P Information Technology	$100.00	$126.43	$106.58	$159.97	$204.12	$256.43
Nasdaq 100	$100.00	$116.31	$95.11	$135.83	$171.60	$205.61
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses fiscal 2026 and 2025 items and year-over-year comparisons between fiscal 2026 and 2025. Discussions of fiscal 2024 items and year-over-year comparisons between fiscal 2025 and 2024 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2025. As discussed in Note 1 and Note 16 to the Consolidated Financial Statements included in this report, the Company revised its fiscal 2025 and 2024 financial results to correct for an immaterial error discovered during the fourth quarter of fiscal 2026. The revisions are intended to ensure comparability across all periods reflected herein. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties, including those described under the heading “Special Note Regarding Forward-Looking Statements.” You should review the disclosure under Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal years ended January 31, 2026, January 31, 2025, and January 31, 2024, are referred to herein as fiscal 2026, fiscal 2025, and fiscal 2024, respectively.
Overview
Founded in 2011, we reinvented cybersecurity for the cloud era and transformed the way cybersecurity is delivered and experienced by customers. When we started CrowdStrike, cyberattackers had an asymmetric advantage over legacy cybersecurity products that could not keep pace with the rapid changes in adversary tactics. We took a fundamentally different approach to solve this problem with the AI-native CrowdStrike Falcon platform – the first, true cloud-native unified platform built with artificial intelligence (“AI”) at the core, capable of harnessing vast amounts of security and enterprise data to deliver highly modular solutions through a single lightweight sensor.
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
July 19 Incident. On July 19, 2024, we released a content configuration update for our Falcon sensor that resulted in system crashes for certain Windows systems (the “July 19 Incident”). As a result of the July 19 Incident, we are subject to lawsuits, claims and inquiries as described in Note 10, Commitments and Contingencies, in Part II, Item 8 of this Annual Report on Form 10-K. We have incurred, and expect to continue to incur, significant legal and professional services and other general and administrative expenses associated with the July 19 Incident in future periods. It is not reasonably possible to quantify the precise impact of the July 19 Incident, but the incident has adversely affected our results of operations, and we currently expect a number of factors relating to the incident to adversely affect our key metrics and results of operations in future periods. While we have maintained high dollar-based gross retention rates following the incident, we have experienced delays in creating sales opportunities and longer sales cycles, including delays in customer purchasing decisions. Sales cycles may be elongated in future periods. In addition, because our customers typically sign contracts with terms over one year, customer churn and any corresponding impact to our key metrics and revenue may occur in future periods. Customer commitment packages introduced following the July 19 Incident have included discounting, additional modules, professional services, flexible payment terms or subscription period extensions. Our customer commitment packages have resulted, and are expected to continue to result, in increased contraction, due to elongated subscription terms, and decreased upsell dollar values.

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
The following table sets forth our ARR as of the dates presented (dollars in thousands):

	As of January 31,
	2026	2025
Annual recurring revenue	$5,252,751	$4,241,838
Year-over-year growth	24%	23%
ARR increased 24% year-over-year and grew to $5.3 billion as of January 31, 2026, of which $1.0 billion was net new ARR added during fiscal 2026. ARR increased 23% year-over-year and grew to $4.2 billion as of January 31, 2025, of which $806.7 million was net new ARR added during fiscal 2025.
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

	As of January 31,
	2026	2025
Dollar-based net retention rate	115%	112%

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
Interest Expense. Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense for our Senior Notes issued in January 2021, and amortization of debt issuance costs on our revolving facility, which expired in January 2026.
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

Results of Operations
The following tables set forth our consolidated statements of operations for each period presented (in thousands, except percentages):

	Year Ended January 31,
	2026	2025	2024
Revenue
Subscription	$4,564,683	$3,761,480	$2,870,557
Professional services	247,322	192,144	184,998
Total revenue	4,812,005	3,953,624	3,055,555
Cost of revenue
Subscription	1,015,915	834,578	632,743
Professional services	203,014	155,594	126,186
Total cost of revenue	1,218,929	990,172	758,929
Gross profit	3,593,076	2,963,452	2,296,626
Operating expenses
Sales and marketing	1,831,254	1,523,001	1,140,275
Research and development	1,384,770	1,075,587	780,319
General and administrative	670,344	481,264	395,173
Total operating expenses	3,886,368	3,079,852	2,315,767
Loss from operations	(293,292)	(116,400)	(19,141)
Interest expense	(28,021)	(26,311)	(25,756)
Interest income	194,969	196,174	148,930
Other income (expense), net	(645)	5,101	1,638
Income (loss) before provision for income taxes	(126,989)	58,564	105,671
Provision for income taxes	34,176	71,130	32,232
Net income (loss)	(161,165)	(12,566)	73,439
Net income attributable to non-controlling interest	1,337	2,675	1,258
Net income (loss) attributable to CrowdStrike	$(162,502)	$(15,241)	$72,181

The following table presents the components of our consolidated statements of operations as a percentage of total revenue for the periods presented:

	Year Ended January 31,
	2026	2025	2024
	%	%	%
Revenue
Subscription	95%	95%	94%
Professional services	5%	5%	6%
Total revenue	100%	100%	100%
Cost of revenue
Subscription	21%	21%	21%
Professional services	4%	4%	4%
Total cost of revenue	25%	25%	25%
Gross profit	75%	75%	75%
Operating expenses
Sales and marketing	38%	39%	37%
Research and development	29%	27%	26%
General and administrative	14%	12%	13%
Total operating expenses	81%	78%	76%
Loss from operations	(6)%	(3)%	(1)%
Interest expense	(1)%	(1)%	(1)%
Interest income	4%	5%	5%
Other income (expense), net	—%	—%	—%
Income (loss) before provision for income taxes	(3)%	1%	3%
Provision for income taxes	1%	2%	1%
Net income (loss)	(3)%	—%	2%
Net income attributable to non-controlling interest	—%	—%	—%
Net income (loss) attributable to CrowdStrike	(3)%	—%	2%
Comparison of Fiscal 2026 and Fiscal 2025
Revenue
The following shows total revenue from subscriptions and professional services for fiscal 2026, as compared to fiscal 2025 (in thousands, except percentages):

	Year Ended January 31,		Change
	2026	2025	$	%
Subscription	$4,564,683	$3,761,480	$803,203	21%
Professional services	247,322	192,144	55,178	29%
Total revenue	$4,812,005	$3,953,624	$858,381	22%
Total revenue increased by $858.4 million, or 22%, in fiscal 2026, as compared to fiscal 2025. Subscription revenue accounted for 95% of total revenue for each of fiscal 2026 and fiscal 2025. Professional services revenue accounted for 5% of total revenue for each of fiscal 2026 and fiscal 2025.
Subscription revenue increased by $803.2 million, or 21% in fiscal 2026, as compared to fiscal 2025, which was primarily driven by a combination of the addition of new customers and the sale of additional sensors and modules to existing customers.

Professional services revenue increased by $55.2 million, or 29%, in fiscal 2026, as compared to fiscal 2025, which was primarily attributable to an increase in the number of professional service hours.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for fiscal 2026, as compared to fiscal 2025 (in thousands, except percentages):

	Year Ended January 31,		Change
	2026	2025	$	%
Subscription	$1,015,915	$834,578	$181,337	22%
Professional services	203,014	155,594	47,420	30%
Total cost of revenue	$1,218,929	$990,172	$228,757	23%
Total cost of revenue increased by $228.8 million, or 23%, in fiscal 2026, as compared to fiscal 2025. Subscription cost of revenue increased by $181.3 million, or 22%, in fiscal 2026, as compared to fiscal 2025. The increase in subscription cost of revenue was primarily due to an increase in cloud hosting and related services costs of $46.4 million, an increase in employee-related expenses of $43.1 million driven by a 16% increase in average headcount, an increase in depreciation of data center equipment of $33.4 million, an increase in amortization of internal-use software of $24.9 million, an increase in stock-based compensation expense of $18.1 million, an increase in allocated overhead costs of $16.8 million, and charges related to the Strategic Plan of $3.4 million, partially offset by a decrease in other labor expenses of $2.8 million and a decrease in company events expenses of $1.2 million.
Professional services cost of revenue increased by $47.4 million, or 30%, in fiscal 2026, as compared to fiscal 2025. The increase in professional services cost of revenue was primarily due to an increase in consulting expenses of $18.7 million, an increase in employee-related expenses of $15.5 million driven by a 12% increase in average headcount, an increase in stock-based compensation expense of $5.7 million, charges related to the Strategic Plan of $3.3 million, and an increase in allocated overhead costs of $2.6 million.
The following shows gross profit and gross margin for subscriptions and professional services for fiscal 2026, as compared to fiscal 2025 (in thousands, except percentages):

	Year Ended January 31,		Change
	2026	2025	$	%
Subscription gross profit	$3,548,768	$2,926,902	$621,866	21%
Professional services gross profit	44,308	36,550	7,758	21%
Total gross profit	$3,593,076	$2,963,452	$629,624	21%

	Year Ended January 31,		Change
	2026	2025
Subscription gross margin	78%	78%	—%
Professional services gross margin	18%	19%	(1)%
Total gross margin	75%	75%	—%
Subscription gross margin was flat in fiscal 2026, as compared to fiscal 2025.
Professional services gross margin decreased by 1% in fiscal 2026, as compared to fiscal 2025. The decrease in professional services gross margin was primarily due to an increase in consulting expense and an increase in stock-based compensation expense during fiscal 2026, as compared to fiscal 2025.

Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for fiscal 2026, as compared to fiscal 2025 (in thousands, except percentages):

	Year Ended January 31,		Change
	2026	2025	$	%
Sales and marketing expenses	$1,831,254	$1,523,001	$308,253	20%
Sales and marketing expenses increased by $308.3 million, or 20%, in fiscal 2026, as compared to fiscal 2025. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $168.4 million driven by a 12% increase in average headcount, an increase in stock-based compensation expense of $48.2 million, an increase in marketing programs of $29.2 million, an increase in allocated overhead costs of $20.2 million, an increase in employee benefits of $16.5 million, an increase in travel expenses of $11.2 million, charges related to the Strategic Plan of $9.0 million, an increase in cloud hosting and related costs of $6.2 million, an increase in term-based software licenses of $3.2 million, an increase in other labor expenses of $2.1 million, and an increase in consulting expenses of $1.7 million, partially offset by a decrease in expenses associated with the July 19 Incident and related matters of $20.3 million.
Research and Development
The following shows research and development expenses for fiscal 2026, as compared to fiscal 2025 (in thousands, except percentages):

	Year Ended January 31,		Change
	2026	2025	$	%
Research and development expenses	$1,384,770	$1,075,587	$309,183	29%
Research and development expenses increased by $309.2 million, or 29% in fiscal 2026, as compared to fiscal 2025. This increase was primarily due to an increase in employee-related expenses of $116.8 million driven by a 20% increase in average headcount, an increase in stock-based compensation expense of $94.0 million, an increase in cloud hosting and related costs of $46.4 million, an increase in allocated overhead costs of $27.6 million, charges related to the Strategic Plan of $16.6 million, and an increase in term-based software licenses of $3.5 million, partially offset by an increase in software capitalization of $9.8 million, and a decrease in expenses associated with the July 19 Incident and related matters of $4.4 million.
General and Administrative
The following shows general and administrative expenses for fiscal 2026, as compared to fiscal 2025 (in thousands, except percentages):

	Year Ended January 31,		Change
	2026	2025	$	%
General and administrative expenses	$670,344	$481,264	$189,080	39%
General and administrative expenses increased by $189.1 million, or 39%, in fiscal 2026, as compared to fiscal 2025. The increase in general and administrative expenses was primarily due to an increase in expenses associated with the July 19 Incident and related matters of $82.4 million, an increase in stock-based compensation expense of $52.4 million, an increase in consulting expense of $16.4 million, charges related to the Strategic Plan of $12.5 million, an increase in employee-related expenses of $11.2 million driven by a 14% increase in average headcount, an increase in legal expense of $4.5 million unrelated to the July 19 Incident or related matters, an increase in allocated overhead costs of $4.4 million, and an increase in term-based software licenses of $3.0 million.

Interest Expense, Interest Income and Other Income (Expense), Net
The following shows interest expense, interest income, and other income (expense), net, for fiscal 2026, as compared to fiscal 2025 (in thousands, except percentages):

	Year Ended January 31,		Change
	2026	2025	$	%
Interest expense	$(28,021)	$(26,311)	$(1,710)	6%
Interest income	$194,969	$196,174	$(1,205)	(1)%
Other income (expense), net	$(645)	$5,101	$(5,746)	(113)%
Interest expense consists primarily of amortization of debt issuance costs, contractual interest expense, accretion of debt discount for our Senior Notes issued in January 2021, and amortization of debt issuance costs on our revolving facility, which expired in January 2026.
The decrease in interest income during fiscal 2026 compared to fiscal 2025 was driven by lower market rates, partially offset by higher cash balances.
The decrease in other income (expense), net during fiscal 2026 compared to fiscal 2025 was primarily due to an increase in net foreign currency transaction losses of $3.5 million, a decrease in net realized gains on our strategic investments of $2.2 million, and an increase in downward adjustments and impairment of $0.6 million of our strategic investments, partially offset by an increase in gains from deferred compensation assets of $0.8 million.
Provision for Income Taxes
The following shows the provision for income taxes for fiscal 2026, as compared to fiscal 2025 (in thousands, except percentages):

	Year Ended January 31,		Change
	2026	2025	$	%
Provision for income taxes	$34,176	$71,130	$(36,954)	(52)%
The decrease in provision for income taxes during fiscal 2026 compared to fiscal 2025 was primarily attributable to a decrease in tax on intercompany sale of intellectual property from acquired entities, partially offset by an increase in tax on foreign earnings and withholding taxes in certain foreign jurisdictions.
Liquidity and Capital Resources
Our primary sources of liquidity as of January 31, 2026, consisted of: (i) $5.2 billion in cash and cash equivalents, which mainly consists of cash on hand and highly liquid investments in money market funds, U.S. Treasury bills, and time deposits, and (ii) cash we expect to generate from operations. It is not currently possible to reasonably estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties, or other resolution of proceedings resulting from the July 19 Incident or related matters. However, despite such uncertainties, we expect that the combination of our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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

We have a history of losses, and while we have achieved profitability in certain periods, including fiscal 2024, our accumulated deficit is $1.3 billion as of January 31, 2026. We expect to continue to make investments, particularly in sales and marketing and research and development. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.
We generally invoice our subscription customers at the beginning of the subscription term, or in some instances, such as in multi-year arrangements, in installments. Therefore, a substantial source of our cash is from such prepayments, which are included on our consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of January 31, 2026, we had deferred revenue of $4.8 billion, of which $3.4 billion was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. We do not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, or foreign currency forward contracts.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended January 31,
	2026	2025	2024
Net cash provided by operating activities	$1,612,349	$1,381,727	$1,166,207
Net cash used in investing activities	(764,479)	(536,588)	(340,650)
Net cash provided by financing activities	132,452	107,208	93,158
Net increase in cash, cash equivalents, and restricted cash	989,951	947,069	920,673
Operating Activities
Net cash provided by operating activities during fiscal 2026 was $1.6 billion, which resulted from net loss of $161.2 million, adjusted for non-cash charges of $1.8 billion and net cash outflow of $59.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $1.1 billion in stock-based compensation expense, $449.4 million of amortization of deferred contract acquisition costs, $250.2 million of depreciation and amortization, $31.2 million of amortization of intangibles assets, $17.2 million of non-cash operating lease costs, $5.4 million of non-cash interest expense, and $1.6 million change in fair value of strategic investments, partially offset by $14.8 million of deferred income taxes and $4.2 million of realized gains on strategic investments. The net cash outflow from changes in operating assets and liabilities was primarily due to an increase of $703.7 million in deferred contract acquisition costs, an increase of $232.5 million in accounts receivable, an increase of $206.2 million in prepaid expenses and other assets, a decrease of $13.7 million in operating lease liabilities, and a decrease of $11.3 million in accounts payable, partially offset by an increase of $1.0 billion in deferred revenue, an increase of $61.6 million in accrued payroll and benefits, and an increase of $22.6 million in accrued expenses and other liabilities.
Net cash provided by operating activities during fiscal 2025 was $1.4 billion, which resulted from net loss of $12.6 million, adjusted for non-cash charges of $1.4 billion and net cash outflow of $6.0 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $861.4 million in stock-based compensation expense, $318.8 million of amortization of deferred contract acquisition costs, $188.0 million of depreciation and amortization, $26.0 million of amortization of intangibles assets, $15.3 million of non-cash operating lease costs, $3.8 million of non-cash interest expense, and $2.3 million of accretion of short-term investments purchased at a discount, partially offset by $9.9 million of deferred income taxes and $6.3 million of realized gains on strategic investments. The net cash outflow from changes in operating assets and liabilities was primarily due to a $584.5 million increase in deferred contract acquisition costs, a $274.2 million increase in accounts receivable, net, a $190.2 million increase in prepaid expenses and other assets, and a $15.7 million decrease in operating lease liabilities, partially offset by a $669.3 million increase in deferred revenue, a $218.5 million increase in accrued expenses and other liabilities, an $85.9 million increase in accrued payroll and benefits, and an $84.9 million increase in accounts payable.

Investing Activities
Net cash used in investing activities during fiscal 2026 of $764.5 million was primarily due to business acquisitions, net of cash acquired, of $382.3 million, which was related to the Onum Technology Inc. and Pangea Cyber Corporation acquisitions, purchases of property and equipment of $302.1 million, capitalized internal-use software and website development costs of $68.8 million, purchases of strategic investments of $10.8 million, and purchases of deferred compensation investments of $6.0 million, partially offset by proceeds from sales of strategic investments of $5.2 million.
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
Financing Activities
Net cash provided by financing activities of $132.5 million during fiscal 2026 was primarily due to proceeds from our employee stock purchase plan of $125.8 million, capital contributions from non-controlling interests of $6.0 million, and proceeds from the exercise of stock options of $3.2 million, partially offset by distributions to non-controlling interest holders of $2.5 million.
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

Statement of Operations	Year Ended January 31, 2026
(in thousands)
Revenue	$4,809,994
Cost of revenue	1,298,709
Operating expenses	3,924,576
Loss from operations	(413,291)
Net loss	(309,263)
Net loss attributable to CrowdStrike	(309,263)

Balance Sheet	January 31, 2026
(in thousands)
Current assets (excluding current intercompany receivables from non-Guarantors)	$7,235,157
Current intercompany receivables from non-Guarantors	—
Noncurrent assets (excluding noncurrent intercompany receivables from non-Guarantors)	3,354,831
Noncurrent intercompany receivables from non-Guarantors	625,943
Current liabilities (excluding current intercompany payables to non-Guarantors)	4,017,456
Current intercompany payables to non-Guarantors	97,000
Noncurrent liabilities (excluding noncurrent intercompany payables to non-Guarantors)	2,359,552
Noncurrent intercompany payables to non-Guarantors	198,223
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
Contractual Obligations and Commitments
Our commitments consist of obligations under non-cancelable real estate arrangements on an undiscounted basis, of which $16.9 million is due in the next 12 months and $65.8 million is due thereafter. In addition, we have debt obligations related to $750.0 million aggregate principal amount of the Senior Notes due in fiscal 2030 and the interest payments associated with the Senior Notes of $22.5 million due in the next 12 months and $56.3 million due thereafter. We have non-cancelable purchase commitments with various parties to purchase products and services entered in the normal course of business totaling $2.8 billion as of January 31, 2026, with remaining terms in excess of 12 months. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
As of January 31, 2026, our unrecognized tax benefits included $47.3 million, which were classified as long-term liabilities due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits.

As of January 31, 2026, we had non-cancelable unfunded commitments from our financing arrangements totaling approximately $89.9 million.
On January 7, 2026, we entered into a definitive agreement to acquire 100% of the equity interest of SGNL.AI, Inc., a leader in continuous identity. The acquisition closed on February 20, 2026. The total consideration transferred consisted of $627.9 million in cash, net of $9.4 million of cash acquired, and $8.9 million representing the fair value of replacement equity awards attributable to pre-acquisition service, subject to customary net working capital and purchase price adjustments. The cash consideration included cash held back in an escrow fund for a partial security for post-closing indemnification claims. We are currently finalizing the intangible assets valuation and purchase price allocation.
On January 12, 2026, we entered into a definitive agreement to acquire 100%of the equity interest of Seraphic Algorithms Ltd. (“Seraphic”), a leader in browser runtime security. The acquisition closed on February 3, 2026. The total consideration transferred consisted of $327.4 million in cash, net of $1.1 million of cash and restricted cash acquired, and $13.9 million representing the fair value of replacement equity awards attributable to pre-acquisition service, subject to customary net working capital and purchase price adjustments.
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
Change in Accounting Estimate
In February 2026, we completed an assessment of the estimated period of benefit of commissions earned upon the initial acquisition of a contract, or subsequent upsell, and determined that it should increase from four to five years. This change in estimate will be effective beginning in fiscal year 2027. It is estimated this change will improve our fiscal year 2027 income (loss) from operations by $85.0 million to $95.0 million.
Quarterly Financial Information

	Three Months Ended
	January 31, 2026	October 31, 2025	July 31, 2025	April 30, 2025
Revenue	$1,305,375	$1,234,244	$1,168,952	$1,103,434
Gross profit	989,462	927,654	860,401	815,559
Loss from operations	(6,900)	(62,222)	(105,457)	(118,713)
Net income (loss)	40,775	(26,767)	(70,123)	(105,050)
Net income (loss) attributable to CrowdStrike	$38,691	$(26,776)	$(70,153)	$(104,264)
Net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	$0.15	$(0.11)	$(0.28)	$(0.42)
Diluted	$0.15	$(0.11)	$(0.28)	$(0.42)

	Three Months Ended
	January 31, 2025	October 31, 2024	July 31, 2024	April 30, 2024
Revenue	$1,058,538	$1,010,178	$963,872	$921,036
Gross profit	786,157	755,424	726,161	695,710
Income (loss) from operations	(79,305)	(54,365)	12,525	4,745
Net income (loss)	(86,735)	(15,461)	45,557	44,073
Net income (loss) attributable to CrowdStrike	$(86,286)	$(15,464)	$45,880	$40,629
Net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	$(0.35)	$(0.06)	$0.19	$0.17
Diluted	$(0.35)	$(0.06)	$0.18	$0.16
As discussed in Note 1 and Note 16 of the Notes to the Consolidated Financial Statements, we identified an immaterial error related to the recognition of stock-based compensation expense in prior periods. We will revise our previously reported quarterly financial information based on the summary presented below in our future filings with the SEC, as applicable, to correct for this error.
A summary of the impacts of the revision to the affected financial statement line items in our Condensed Consolidated Financial Statements is presented below for each quarterly period in the fiscal year ended January 31, 2026 (in thousands, except per share data). As the impact of the error for the fiscal year ended January 31, 2025 was only $4.0 million, the impacts of the revision on the associated quarterly periods have not been presented as they are not individually material to any quarterly period.
Consolidated Balance Sheets

	As of April 30, 2025
	As previously reported	Adjustments	As revised
Additional paid-in-capital	$4,633,211	$36,490	$4,669,701
Accumulated deficit	$(1,188,314)	$(36,490)	$(1,224,804)

	As of July 31, 2025
	As previously reported	Adjustments	As revised
Additional paid-in-capital	$5,016,544	$28,968	$5,045,512
Accumulated deficit	$(1,265,989)	$(28,968)	$(1,294,957)

	As of October 31, 2025
	As previously reported	Adjustments	As revised
Additional paid-in-capital	$5,314,820	$21,747	$5,336,567
Accumulated deficit	$(1,299,986)	$(21,747)	$(1,321,733)

Consolidated Statements of Operations

	Three Months Ended April 30, 2025
	As previously reported	Adjustments	As revised
Subscription cost of revenue	$242,374	$(1,014)	$241,360
Professional services cost of services	46,769	(254)	46,515
Total cost of revenue	289,143	(1,268)	287,875
Gross profit	814,291	1,268	815,559
Sales and marketing	439,617	(406)	439,211
Research and development	334,129	(3,203)	330,926
General and administrative	165,201	(1,066)	164,135
Total operating expenses	938,947	(4,675)	934,272
Loss from operations	(124,656)	5,943	(118,713)
Loss before provision for income taxes	(89,887)	5,943	(83,944)
Net loss	(110,993)	5,943	(105,050)
Net loss attributable to CrowdStrike	$(110,207)	$5,943	$(104,264)
Net loss per share attributable to CrowdStrike common stockholders:
Basic	$(0.44)	$0.02	$(0.42)
Diluted	$(0.44)	$0.02	$(0.42)

	Three Months Ended July 31, 2025			Six Months Ended July 31, 2025
	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
Subscription cost of revenue	$253,640	$(1,189)	$252,451	$496,014	$(2,203)	$493,811
Professional services cost of services	56,643	(543)	56,100	103,412	(797)	102,615
Total cost of revenue	310,283	(1,732)	308,551	599,426	(3,000)	596,426
Gross profit	858,669	1,732	860,401	1,672,960	3,000	1,675,960
Sales and marketing	447,024	(444)	446,580	886,641	(850)	885,791
Research and development	346,668	(4,135)	342,533	680,797	(7,338)	673,459
General and administrative	177,956	(1,211)	176,745	343,157	(2,277)	340,880
Total operating expenses	971,648	(5,790)	965,858	1,910,595	(10,465)	1,900,130
Loss from operations	(112,979)	7,522	(105,457)	(237,635)	13,465	(224,170)
Loss before provision for income taxes	(71,674)	7,522	(64,152)	(161,561)	13,465	(148,096)
Net loss	(77,645)	7,522	(70,123)	(188,638)	13,465	(175,173)
Net loss attributable to CrowdStrike	$(77,675)	$7,522	$(70,153)	$(187,882)	$13,465	$(174,417)
Net loss per share attributable to CrowdStrike common stockholders:
Basic	$(0.31)	$0.03	$(0.28)	$(0.75)	$0.05	$(0.70)
Diluted	$(0.31)	$0.03	$(0.28)	$(0.75)	$0.05	$(0.70)

	Three Months Ended October 31, 2025			Nine Months Ended October 31, 2025
	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
Subscription cost of revenue	$257,915	$(920)	$256,995	$753,929	$(3,123)	$750,806
Professional services cost of services	49,890	(295)	49,595	153,302	(1,092)	152,210
Total cost of revenue	307,805	(1,215)	306,590	907,231	(4,215)	903,016
Gross profit	926,439	1,215	927,654	2,599,399	4,215	2,603,614
Sales and marketing	481,032	(364)	480,668	1,367,673	(1,214)	1,366,459
Research and development	347,564	(3,980)	343,584	1,028,361	(11,318)	1,017,043
General and administrative	167,286	(1,662)	165,624	510,443	(3,939)	506,504
Total operating expenses	995,882	(6,006)	989,876	2,906,477	(16,471)	2,890,006
Loss from operations	(69,443)	7,221	(62,222)	(307,078)	20,686	(286,392)
Loss before provision for income taxes	(23,268)	7,221	(16,047)	(184,829)	20,686	(164,143)
Net loss	(33,988)	7,221	(26,767)	(222,626)	20,686	(201,940)
Net loss attributable to CrowdStrike	$(33,997)	$7,221	$(26,776)	$(221,879)	$20,686	$(201,193)
Net loss per share attributable to CrowdStrike common stockholders:
Basic	$(0.14)	$0.03	$(0.11)	$(0.89)	$0.08	$(0.81)
Diluted	$(0.14)	$0.03	$(0.11)	$(0.89)	$0.08	$(0.81)
There was no impact to the consolidated statements of cash flows from operating activities, investing activities, or financing activities for any period. The impact to the consolidated statements of comprehensive income (loss) is limited to the impact to Net income (loss) as detailed above. The impact to the consolidated statements of stockholders' equity is to Additional paid-in capital and Accumulated deficit for the same amounts as detailed above, with no resulting impact on Total stockholders’ equity as previously reported.
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
Interest Rate Risk
Our cash and cash equivalents primarily consist of cash on hand and highly liquid investments in money market funds, U.S. Treasury bills, and time deposits. Our investments do not have significant interest rate risk, as the yields on our investments are fixed rates. As of January 31, 2026, we had cash and cash equivalents of $5.2 billion. As of January 31, 2025, we had cash and cash equivalents of $4.3 billion. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. The effect of a hypothetical 100 basis point change in interest rates would not have had a material effect on the fair market value of our portfolio as of January 31, 2026 or January 31, 2025. We therefore do not expect our results of operations or cash flows to be materially affected by a sudden change in market interest rates.
Our debt obligations consist of a variety of financial instruments that expose us to interest rate risk, including, but not limited to our Senior Notes. The interest rate on the Senior Notes is fixed.
Foreign Currency Risk
To date, nearly all of our sales contracts have been denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British Pound, Australian Dollar, and Euro. The functional currencies of our foreign subsidiaries are generally the country’s local currency. Foreign currency transaction gains and losses are recorded to other income (expense), net. A hypothetical 10% adverse change in the U.S. dollar against other currencies would have resulted in an increase in operating loss of approximately $138.8 million, $108.3 million and $75.8 million for the fiscal years ended January 31, 2026, January 31, 2025 and January 31, 2024 respectively. We have not entered into derivative or hedging transactions, but we may do so in the future if our exposure to foreign currency becomes more significant.
Inflation Rate Risk
We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the fiscal years ended January 31, 2026, January 31, 2025, or January 31, 2024. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of CrowdStrike Holdings, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CrowdStrike Holdings, Inc. and its subsidiaries (the “Company”) as of January 31, 2026 and 2025, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended January 31, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition - Subscription Revenue
As described in Note 1 to the consolidated financial statements, subscription revenues are primarily comprised of fees that give customers access to the ordered service, related support and updates, if any, during the subscription term. The Company initially records the subscription fees as deferred revenue and recognizes revenue on a straight-line basis over the term of the agreement. The Company recognized consolidated subscription revenue of $4,564.7 million for the year ended January 31, 2026. The principal consideration for our determination that performing procedures relating to revenue recognition for subscription revenue is a critical audit matter is a high degree of auditor effort in performing procedures relating to the Company’s subscription revenue recognition. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the subscription revenue recognition process. These procedures also included, among others (i) testing subscription revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as agreements, evidence of delivery of the service, invoices, and receipt of payment and (ii) confirming a sample of outstanding customer invoice balances as of January 31, 2026 and, for confirmations not returned, obtaining and inspecting source documents, such as agreements, evidence of delivery of the service, invoices, and subsequent receipt of payment.
/s/ PricewaterhouseCoopers LLP
San Jose, California
March 4, 2026
We have served as the Company’s auditor since 2016.

CrowdStrike Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except per share data)

	January 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$5,230,125	$4,323,295
Accounts receivable, net of allowance for credit losses of $3.0 million and $2.8 million as of January 31, 2026 and January 31, 2025, respectively	1,361,844	1,128,564
Deferred contract acquisition costs, current	447,455	347,042
Prepaid expenses and other current assets	379,695	314,444
Total current assets	7,419,119	6,113,345
Strategic investments	76,832	72,544
Property and equipment, net	976,331	788,640
Operating lease right-of-use assets	69,860	42,763
Deferred contract acquisition costs, noncurrent	655,658	500,908
Goodwill	1,363,294	912,805
Intangible assets, net	136,702	133,114
Other long-term assets	388,888	137,459
Total assets	$11,086,684	$8,701,578
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$105,319	$130,887
Accrued expenses	181,089	191,349
Accrued payroll and benefits	389,690	319,243
Operating lease liabilities, current	18,232	13,811
Deferred revenue	3,421,051	2,733,005
Other current liabilities	68,811	72,755
Total current liabilities	4,184,192	3,461,050
Long-term debt	745,471	743,983
Deferred revenue, noncurrent	1,332,387	995,672
Operating lease liabilities, noncurrent	56,374	31,107
Other liabilities, noncurrent	295,655	150,849
Total liabilities	6,614,079	5,382,661
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of January 31, 2026 and January 31, 2025; no shares issued and outstanding as of January 31, 2026 and January 31, 2025.	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of January 31, 2026 and January 31, 2025; 253,363 shares, and 247,872 shares issued and outstanding as of January 31, 2026 and January 31, 2025, respectively; Class B common stock, $0.0005 par value; 92,364 shares authorized as of January 31, 2026 and January 31, 2025; 0 shares issued and outstanding as of January 31, 2026 and January 31, 2025.	127	124
Additional paid-in capital	5,694,549	4,409,503
Accumulated deficit	(1,283,042)	(1,120,540)
Accumulated other comprehensive income (loss)	16,756	(9,593)
Total CrowdStrike Holdings, Inc. stockholders’ equity	4,428,390	3,279,494
Non-controlling interest	44,215	39,423
Total stockholders’ equity	4,472,605	3,318,917
Total liabilities and stockholders’ equity	$11,086,684	$8,701,578
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended January 31,
	2026	2025	2024
Revenue
Subscription	$4,564,683	$3,761,480	$2,870,557
Professional services	247,322	192,144	184,998
Total revenue	4,812,005	3,953,624	3,055,555

Cost of revenue
Subscription	1,015,915	834,578	632,743
Professional services	203,014	155,594	126,186
Total cost of revenue	1,218,929	990,172	758,929

Gross profit	3,593,076	2,963,452	2,296,626

Operating expenses
Sales and marketing	1,831,254	1,523,001	1,140,275
Research and development	1,384,770	1,075,587	780,319
General and administrative	670,344	481,264	395,173
Total operating expenses	3,886,368	3,079,852	2,315,767

Loss from operations	(293,292)	(116,400)	(19,141)
Interest expense	(28,021)	(26,311)	(25,756)
Interest income	194,969	196,174	148,930
Other income (expense), net	(645)	5,101	1,638

Income (loss) before provision for income taxes	(126,989)	58,564	105,671

Provision for income taxes	34,176	71,130	32,232

Net income (loss)	(161,165)	(12,566)	73,439
Net income attributable to non-controlling interest	1,337	2,675	1,258
Net income (loss) attributable to CrowdStrike	$(162,502)	$(15,241)	$72,181

Net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	$(0.65)	$(0.06)	$0.30
Diluted	$(0.65)	$(0.06)	$0.30
Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	250,576	244,750	238,637
Diluted	250,576	244,750	243,635
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended January 31,
	2026	2025	2024
Net income (loss)	$(161,165)	$(12,566)	$73,439
Other comprehensive income (loss):
Foreign currency translation adjustments	27,023	(8,631)	(594)
Unrealized gain (loss) on cash equivalents and short-term investments, net of tax	(674)	701	(50)
Other comprehensive income (loss)	26,349	(7,930)	(644)
Less: Comprehensive income attributable to non-controlling interest	1,337	2,675	1,258
Total comprehensive income (loss) attributable to CrowdStrike	$(136,153)	$(23,171)	$71,537
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2023	235,777	$118	$2,642,022	$(1,177,480)	$(1,019)	$23,793	$1,487,434
Issuance of common stock upon exercise of options	1,146	2	8,693	—	—	—	8,695
Issuance of common stock under RSU and PSU release	4,041	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	747	1	76,374	—	—	—	76,375
Issuance of common stock for restricted stock awards	125	—	—	—	—	—	—
Issuance of common stock for founders holdbacks related to acquisitions	27	—	4,314	—	—	—	4,314
Issuance of common stock for payment of board of director fees	2	—	344	—	—	—	344
Stock-based compensation expense, net of founder revest	—	—	644,007	—	—	—	644,007
Capitalized stock-based compensation	—	—	34,385	—	—	—	34,385
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	652	—	—	—	652
Net income	—	—	—	72,181	—	1,258	73,439
Non-controlling interest	—	—	—	—	—	8,088	8,088
Other comprehensive loss	—	—	—	—	(644)	—	(644)
Balances at January 31, 2024	241,865	$121	$3,410,791	$(1,105,299)	$(1,663)	$33,139	$2,337,089
Issuance of common stock upon exercise of options	514	—	3,983	—	—	—	3,983
Issuance of common stock under RSU and PSU release	4,552	3	(3)	—	—	—	—
Issuance of common stock under employee stock purchase plan	858	—	99,616	—	—	—	99,616
Issuance of common stock for restricted stock awards	72	—	—	—	—	—	—
Issuance of common stock for founders holdbacks related to acquisitions	11	—	3,555	—	—	—	3,555
Issuance of common stock for payment of board of director fees	—	—	348	—	—	—	348
Stock-based compensation expense, net of founder revest	—	—	853,099	—	—	—	853,099
Capitalized stock-based compensation	—	—	36,959	—	—	—	36,959
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	1,155	—	—	—	1,155
Net income (loss)	—	—	—	(15,241)	—	2,675	(12,566)
Non-controlling interest	—	—	—	—	—	3,609	3,609
Other comprehensive loss	—	—	—	—	(7,930)	—	(7,930)
Balances at January 31, 2025	247,872	$124	$4,409,503	$(1,120,540)	$(9,593)	$39,423	$3,318,917
Issuance of common stock upon exercise of options	359	—	3,163	—	—	—	3,163
Issuance of common stock under RSU and PSU release	4,646	3	(3)	—	—	—	—
Issuance of common stock under employee stock purchase plan	440	—	125,834	—	—	—	125,834
Issuance of common stock for restricted stock awards	26	—	—	—	—	—	—
Issuance of common stock for founders holdbacks related to acquisitions	20	—	9,204	—	—	—	9,204
Issuance of common stock for payment of board of director fees	—	—	375	—	—	—	375
Stock-based compensation expense, net of founder revest	—	—	1,086,346	—	—	—	1,086,346
Capitalized stock-based compensation	—	—	57,825	—	—	—	57,825
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	2,302	—	—	—	2,302
Net income (loss)	—	—	—	(162,502)	—	1,337	(161,165)
Non-controlling interest	—	—	—	—	—	3,455	3,455
Other comprehensive income	—	—	—	—	26,349	—	26,349
Balances at January 31, 2026	253,363	$127	$5,694,549	$(1,283,042)	$16,756	$44,215	$4,472,605
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended January 31,
	2026	2025	2024
Operating activities
Net income (loss)	$(161,165)	$(12,566)	$73,439
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	250,218	187,952	126,838
Amortization of intangible assets	31,233	26,004	18,416
Amortization of deferred contract acquisition costs	449,413	318,837	238,901
Non-cash operating lease cost	17,197	15,283	13,398
Stock-based compensation expense	1,096,679	861,391	648,665
Deferred income taxes	(14,797)	(9,903)	(3,387)
Realized gains on strategic investments	(4,161)	(6,321)	(3,936)
Accretion of short-term investments purchased at a discount	—	2,285	(2,285)
Non-cash interest expense	5,444	3,763	3,173
Change in fair value of strategic investments	1,579	1,000	1,459
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable, net	(232,528)	(274,219)	(217,699)
Deferred contract acquisition costs	(703,707)	(584,484)	(371,649)
Prepaid expenses and other assets	(206,157)	(190,232)	(102,520)
Accounts payable	(11,267)	84,939	(18,898)
Accrued expenses and other liabilities	22,587	218,518	14,586
Accrued payroll and benefits	61,610	85,873	65,102
Operating lease liabilities	(13,692)	(15,657)	(14,035)
Deferred revenue	1,023,863	669,264	696,639
Net cash provided by operating activities	1,612,349	1,381,727	1,166,207
Investing activities
Purchases of property and equipment	(302,108)	(254,852)	(176,529)
Capitalized internal-use software and website development costs	(68,751)	(58,969)	(49,457)
Purchases of strategic investments	(10,767)	(19,702)	(17,177)
Proceeds from sales of strategic investments	5,217	12,507	2,000
Business acquisitions, net of cash and restricted cash acquired	(382,268)	(310,257)	(239,030)
Purchases of intangible assets	—	—	(11,126)
Purchases of short-term investments	—	—	(195,581)
Proceeds from maturities and sales of short-term investments	—	97,300	348,281
Purchases of deferred compensation investments	(6,009)	(2,721)	(2,031)
Proceeds from the sale of deferred compensation investments	207	106	—
Net cash used in investing activities	(764,479)	(536,588)	(340,650)
Financing activities
Proceeds from issuance of common stock upon exercise of stock options	3,163	3,983	8,695
Proceeds from issuance of common stock under the employee stock purchase plan	125,834	99,616	76,375
Distributions to non-controlling interest holders	(2,545)	(4,891)	—
Capital contributions from non-controlling interest holders	6,000	8,500	8,088
Net cash provided by financing activities	132,452	107,208	93,158
Effect of foreign exchange rates on cash, cash equivalents, and restricted cash	9,629	(5,278)	1,958
Net increase in cash, cash equivalents, and restricted cash	989,951	947,069	920,673
Cash, cash equivalents, and restricted cash at beginning of period	4,324,666	3,377,597	2,456,924
Cash, cash equivalents, and restricted cash	$5,314,617	$4,324,666	$3,377,597
Cash, cash equivalents, and restricted cash at the end of period:
Cash and cash equivalents	$5,230,125	$4,323,295	$3,375,069
Restricted cash included in prepaid expenses and other current assets	523	1,371	2,528
Restricted cash included in other long-term assets	83,969	—	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$5,314,617	$4,324,666	$3,377,597
Supplemental disclosure of cash flow information:
Interest paid	$22,500	$22,500	$22,500
Income taxes paid, net of refunds received	$51,464	$19,022	$22,608
Supplemental disclosure of non-cash investing and financing activities:
Net increase (decrease) in property and equipment included in accounts payable and accrued expenses	$(5,218)	$9,452	$(3,081)
Equity consideration for acquisitions	$2,302	$1,155	$652
Operating lease liabilities arising from obtaining operating right-of-use assets	$40,895	$6,821	$16,445
Proceeds from sales of strategic investments not yet received	$9,161	$4,992	$8,774
Stock-based compensation included in capitalized software development costs and fixed assets	$56,956	$36,959	$31,919
Noncash consideration for the purchase of strategic investments	$1,101	$3,319	$—
Noncash consideration received from sales of strategic investments	$—	$3,319	$—
Fair value of common stock to be issued for consideration transferred	$10,318	$—	$—
Restricted cash held in escrow for purchase consideration for business combinations	$82,500	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies
Business
CrowdStrike Holdings, Inc. (and/or its subsidiaries, as applicable, the “Company”) was formed on November 7, 2011. The Company is a global cybersecurity leader that delivers an AI-native platform designed for the agentic era and purpose-built to stop breaches. The Company’s unified, cloud-delivered platform provides protection across endpoints, cloud workloads, identity, and data through a software as a service (“SaaS”) subscription-based model, spanning multiple large and strategic markets, including endpoint protection, security and IT operations, managed detection and response, Next-Gen SIEM, cloud and identity security, threat intelligence, data protection, exposure management, and AI security capabilities. The Company conducts its business in the United States and internationally, including Australia, Canada, Germany, India, Israel, Japan, Romania, Singapore, Spain, and the United Kingdom.
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
In February 2026, the Company completed an assessment of the estimated period of benefit of commissions earned upon the initial acquisition of a contract, or subsequent upsell, and determined that it should increase from four to five years. This change in estimate will be effective beginning in fiscal year 2027.
Concentration of Credit Risk and Geographic Information
The Company generates revenue from the sale of subscriptions to access its cloud platform and professional services. The Company’s sales team, along with its channel partner network of system integrators and value-added resellers (collectively, “channel partners”), sells the Company’s services worldwide to organizations of all sizes.
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, accounts receivable, financing receivables, and strategic investments. The Company’s cash is placed with high-credit-quality financial institutions and issuers, and at times exceeds federally insured limits. The Company has not experienced any credit loss relating to its cash, cash equivalents or strategic investments. The Company performs periodic credit evaluations of its customers and generally does not require collateral.
There were no channel partners or direct customers who represented 10% or more of the Company’s accounts receivable as of January 31, 2026 and January 31, 2025.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
As of January 31, 2026, two end users represented 10% or more of the Company’s financing receivables, and in aggregate represented 27% of the Company’s financing receivables. As of January 31, 2025, two end users represented 10% or more of the Company’s financing receivables, and in aggregate represented 78% of the Company’s financing receivables.
There were no channel partners or direct customers who represented 10% or more of the Company’s total revenue during the fiscal years ended January 31, 2026, January 31, 2025, and January 31, 2024.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash equivalents, strategic investments, accounts receivable, financing receivables, accounts payable, accrued expenses, the Senior Notes, and investments for the Company’s deferred compensation plan. The carrying values of cash equivalents, accounts receivable, financing receivables, accounts payable, and accrued expenses approximate fair value. If these financial instruments were measured at fair value in the consolidated financial statements, money market funds, accounts receivable, accounts payable, accrued expenses, and investments for the Company’s deferred compensation plan would be classified as Level 1, U.S. treasury securities would be classified as Level 2, and financing receivables would be classified as Level 3. The Senior Notes are carried at the initially allocated liability value less unamortized debt discount and issuance costs on the Company’s consolidated balance sheets. The Company discloses the fair value of the Senior Notes at each reporting period for disclosure purposes only. The Company’s investments related to the deferred compensation plan are invested within a Rabbi Trust. Participants in the deferred compensation plan may select the securities in which their compensation deferrals are invested within the confines of the Rabbi Trust. These securities are marked-to-market each reporting period. Refer to Note 2, Investments and Fair Value Measurements, regarding the fair value of the Company’s financial instruments, and Note 5, Debt, for the fair value of the Company’s Senior Notes.
Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents are mainly comprised of money market funds, U.S. Treasury bills, and time deposits. The Company had $3.1 billion and $4.0 billion of cash equivalents as of January 31, 2026 and January 31, 2025, respectively.
Restricted Cash
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Financing Receivables
The Company provides financing arrangements for certain qualified end-users to purchase its products and services in the United States. Payment terms on these financing arrangements are generally up to five years. Financing receivables are recorded at amortized cost, which approximates fair value. Financing receivables, with contractual maturities of one year or less, are included in prepaid expenses and other current assets, while those with contractual terms exceeding one year are included in other long-term assets on the consolidated balance sheets. Interest income is recognized over the financing period using the effective interest method.
The Company evaluates the allowance for credit losses by assessing the risks and losses inherent in the financing receivables on either an individual or a collective basis. The Company’s assessment considers various factors, including lifetime expected losses determined using customer risk profile, current economic conditions that may affect a customer's ability to pay, and forward-looking economic considerations. Financing receivables deemed uncollectible are charged against the allowance for credit losses.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
Goodwill and Intangible Assets
The Company evaluates and tests goodwill for impairment at least annually, on January 31, or more frequently if circumstances indicate that goodwill may not be recoverable. A qualitative assessment is performed to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of its one reporting unit is less than its carrying value. In assessing the qualitative factors, the Company considers the impact of certain key factors including macroeconomic conditions, industry and market considerations, management turnover, changes in regulation, litigation matters, changes in enterprise value, and overall financial performance. If the Company determines it is more likely than not that the fair value of its one reporting unit is less than its carrying value, a quantitative test is performed by estimating the fair value of its reporting unit, including goodwill, and comparing it to its carrying value. If the fair value is lower than the carrying value, the excess is recognized as an impairment loss. No impairment losses were recorded during the fiscal years ended January 31, 2026, January 31, 2025, or January 31, 2024. See Note 4, Balance Sheet Components, and Note 12, Acquisitions, to the consolidated financial statements for more information.
Acquired intangible assets mainly consisting of developed technology, customer relationships, and intellectual property are stated at fair value at the acquisition date and are amortized on a straight-line basis over their estimated economic lives, which are generally 2 to 20 years. The Company reviews the carrying amounts of intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. No impairment indicators were identified by the Company, and no impairment losses were recorded by the Company during the fiscal years ended January 31, 2026, January 31, 2025, and January 31, 2024.
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
The Company reviews for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset (or asset group) may not be recoverable. Events and changes in circumstances considered by the Company in determining whether the carrying value of long-lived assets may not be recoverable, include, but are not limited to, significant changes in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, and changes in the Company’s business strategy. Impairment testing is performed at an asset level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities (an “asset group”). An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset (or asset group) and its eventual disposition are less than its carrying amount. No impairment indicators were identified by the Company, and no impairment losses were recorded by the Company during the fiscal years ended January 31, 2026, January 31, 2025, and January 31, 2024.

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
Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are recorded as property and equipment, net. Maintenance and training costs are expensed as incurred. Internal-use software and website development costs are amortized to cost of revenue on a straight-line basis over its estimated useful life. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
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
Deferred Revenue
The deferred revenue balance consists of subscription and professional services, which have been invoiced upfront, and are recognized as revenue only when the revenue recognition criteria are met. The Company’s subscription contracts are typically invoiced to its customers at the beginning of the term, or in some instances, such as in multi-year arrangements, in installments. Professional services are invoiced upfront, invoiced in installments, or invoiced as the services are performed. Accordingly, the Company’s deferred revenue balance does not include revenue for future years of multi-year non-cancelable contracts that have not yet been billed.
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
The typical subscription term is one to three years. The Company’s contracts with customers typically include a fixed amount of consideration and are generally non-cancelable and without any refund-type provisions. Customers typically have the right to terminate their contracts for cause if the Company fails to perform in accordance with the contractual terms. Some customers have the option to purchase additional subscription at a stated price. These options generally do not provide a material right as they are priced at the Company’s SSP.

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
Advertising
Most advertising costs are expensed as incurred, except for certain production costs that are deferred and expensed at the time the advertising first takes place. The Company incurred $126.5 million, $118.1 million, and $79.9 million of advertising costs during the fiscal years ended January 31, 2026, January 31, 2025, and January 31, 2024, respectively.
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
Special PSU Awards (as defined below) are subject to the Company’s achievement of specified market conditions and a service-based vesting condition. The Company measured the fair value of the Special PSU Awards using a Monte Carlo simulation valuation model. The stock-based compensation expense relating to the Special PSU Awards is recognized using the accelerated attribution method over the longer of the derived service period and the explicit service period.
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
Deferred Compensation
In December 2022, the board of directors approved the CrowdStrike Inc. Deferred Compensation Plan (the “DCP”), effective January 1, 2023. The DCP is a non-qualified, deferred compensation arrangement that permits eligible employees to make 100% vested salary and incentive compensation deferrals within established limits. The Company does not make contributions to the DCP.
The DCP’s assets consist of marketable securities held in a Rabbi Trust and are included in other long-term assets in the consolidated balance sheets because they are intended to fund the DCP’s long-term liabilities. They are not available for use in the Company’s daily operations and are not intended to be sold within a short period of time after purchase. The marketable securities were recorded at fair value based on quoted market prices and were $12.7 million and $5.5 million as of January 31, 2026 and January 31, 2025, respectively. The deferred compensation liability was $12.7 million and $5.5 million as of January 31, 2026 and January 31, 2025, respectively, and is included in other liabilities, noncurrent in the consolidated balance sheets. Gains and losses on deferred compensation investments are included in other income (expense), net, and corresponding changes in the deferred compensation liability are included in operating expenses and cost of revenue. Changes in the fair value of the deferred compensation asset and liability were immaterial for the fiscal years ended January 31, 2026 and January 31, 2025.
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
Operating lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. Lease payments consist of the fixed payments under the arrangement, less any lease incentives, such as tenant improvement allowances. Variable costs, such as maintenance and utilities based on actual usage, are not included in the measurement of right-of-use (“ROU”) assets and lease liabilities but are expensed when the event determining the amount of variable consideration to be paid occurs. As the implicit rate of the leases is not determinable, the Company uses an incremental borrowing rate (“IBR”) based on the information available at the lease commencement date in determining the present value of lease payments. Lease expenses are recognized on a straight-line basis over the lease term.

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
Debt Issuance Costs
Debt issuance costs incurred in connection with securing the Company’s financing arrangements are generally presented in the consolidated balance sheets as a direct deduction from the carrying amount of the outstanding borrowings, consistent with debt discounts. However, the Company has chosen to present debt issuance costs under other long-term assets for its revolving facility on the consolidated balance sheets regardless of whether the Company has any outstanding borrowings on the revolving facility. The Company’s revolving facility expired on January 2, 2026. Debt issuance costs were fully amortized as of January 31, 2026, and were $2.9 million, net of accumulated amortization, as of January 31, 2025. Debt issuance costs associated with the Senior Notes are recorded as a reduction to the carrying value of the Senior Notes on the consolidated balance sheets. The unamortized issuance costs relating to the Senior Notes were $1.0 million and $1.3 million as of January 31, 2026 and January 31, 2025, respectively.
All deferred financing costs are amortized to interest expense. The effective interest method is used for debt issuance costs related to the Senior Notes. Debt issuance costs related to the revolving facility are amortized over the term of the financing arrangement under the straight-line method. The Company’s amortization of these costs was $4.0 million, $2.2 million, and $1.6 million for the fiscal years ended January 31, 2026, January 31, 2025, and January 31, 2024, respectively.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Net Income (Loss) per Share
The Company computes basic and diluted net income (loss) per share attributable to common stockholders using the two-class method required for participating securities. Under the two-class method, basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. On December 11, 2024, all of the Company’s outstanding shares of Class B common stock were automatically converted into an equal number of shares of Class A common stock pursuant to the provisions of the Amended and Restated Certificate of Incorporation.
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of outstanding stock options, RSUs, PSUs, Special PSU Awards, ESPP obligations, and founder holdbacks. The dilutive potential shares are computed using the treasury stock method. The effects of the outstanding stock options, RSUs, PSUs, Special PSU Awards, ESPP obligations, and founders holdbacks are excluded from the computation of the diluted earnings per share in periods in which the effect would be anti-dilutive.
Revision of Prior Period Financial Statements
During the fourth quarter of the fiscal year ended January 31, 2026, the Company identified an immaterial error related to the timing of recognition of stock-based compensation expense in prior periods associated with certain awards granted in the fiscal years ended January 31, 2022 and 2023. Specifically, stock-based compensation expense was attributed based on such awards’ vesting schedule, rather than on a straight-line basis. The Company evaluated the error and concluded that it was not material to its previously issued Consolidated Financial Statements. To correct this error, the Company has revised its prior period Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Stockholders’ Equity, and Consolidated Statements of Cash Flows. A summary of the revisions to the previously reported financial information is included in Note 16.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Improvements to Income Tax Disclosures (Topic 740). The ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The Company has adopted ASU 2023-09 on a prospective basis for the fiscal year ended January 31, 2026. Refer to Note 6, Income Taxes, for the inclusion of new disclosures required.
Recently Issued Accounting Pronouncements
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The standard intends to modernize the recognition and capitalization framework by removing the previous “development stage” model and introducing a more judgment-based approach. The standard can be applied prospectively, using a modified transition method based on the status of the project and whether software costs were capitalized prior to the date of adoption, or retrospectively, and is effective for annual periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	January 31, 2026				January 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)
Money market funds	$1,407,062	$—	$—	$1,407,062	$1,470,040	$—	$—	$1,470,040
U.S. Treasury securities	—	598,398	—	598,398	—	2,490,097	—	2,490,097
Other assets
Deferred compensation investments	12,710	—	—	12,710	5,496	—	—	5,496
Total assets	$1,419,772	$598,398	$—	$2,018,170	$1,475,536	$2,490,097	$—	$3,965,633
(1)Cash equivalents exclude $1.1 billion of time deposits, which are carried at cost and approximate fair value as of January 31, 2026.
There were no transfers between the levels of the fair value hierarchy during the periods presented.
As of January 31, 2026, and January 31, 2025, the Company’s U.S. Treasury securities are carried at fair value, and there were no material realized or unrealized gains or losses, either individually or in aggregate.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The total estimated fair value of the Company’s financing receivables approximates their carrying amounts as of January 31, 2026. The fair value of the Company’s financing receivables is considered to be a Level 3 measurement as unobservable inputs are used in determining discounted cash flows to estimate fair value.
Strategic Investments
The Company’s investments in privately held securities as of January 31, 2026, consisted of the following (in thousands):

	Privately held equity securities	Privately held debt and other securities	Total
Initial total cost	$75,007	$—	$75,007
Cumulative net gains	1,825	—	1,825
Carrying amount, end of period	$76,832	$—	$76,832
The Company’s investments in privately held securities as of January 31, 2025, consisted of the following (in thousands):

	Privately held equity securities	Privately held debt and other securities	Total
Initial total cost	$68,140	$1,000	$69,140
Cumulative net gains	3,404	—	3,404
Carrying amount, end of period	$71,544	$1,000	$72,544
As of January 31, 2026, the cumulative net gains of $1.8 million are comprised of upward adjustments of $7.3 million, less downward adjustments and impairment of $5.5 million. As of January 31, 2025, the cumulative net gains of $3.4 million are comprised of upward adjustments of $7.3 million, less downward adjustments and impairment of $3.9 million.
Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Unrealized losses recognized on privately held equity securities including impairment	$(1,579)	$(1,000)	$(1,459)
Unrealized losses	(1,579)	(1,000)	(1,459)

Realized gains recognized on sales of privately held equity securities	4,161	6,975	3,936
Realized losses recognized on sales of privately held equity securities	—	(654)	—
Realized gains, net	4,161	6,321	3,936
Gains on strategic investments, net	$2,582	$5,321	$2,477

Unrealized losses recognized during the reporting period on privately held equity securities still held at the reporting date	$(1,579)	$(1,000)	$(1,459)
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
3. Financing Receivables
The Company’s short-term and long-term financing receivables were as follows (in thousands):

	January 31, 2026	January 31, 2025
Short-term financing receivables, gross	$81,723	$9,579
Unearned income	(13,236)	(2,339)
Allowance for credit losses	(1,002)	(76)
Short-term financing receivables, net	$67,485	$7,164

Long-term financing receivables, gross	$213,601	$43,235
Unearned income	(17,847)	(5,051)
Allowance for credit losses	(1,648)	(342)
Long-term financing receivables, net	$194,106	$37,842
The Company’s amortized cost basis of financing receivables categorized by internal risk rating and year of origination was as follows (in thousands):

	January 31, 2026			January 31, 2025
	Fiscal Year of Origination			Fiscal Year of Origination
Internal Risk Rating(1)	2026	2025	Total	2025	Total
1 to 4	$127,440	$17,374	$144,814	$18,413	$18,413
5 to 6	91,249	23,719	114,968	27,011	27,011
7 to 9	4,459	—	4,459	—	—
Amortized cost basis of financing receivables	$223,148	$41,093	$264,241	$45,424	$45,424
(1) Internal risk ratings are determined based on the end-user’s financial condition and are categorized as 1 through 9, with the lowest rating representing the highest quality. Credit quality indicators are generally updated at least annually, or more frequently to the extent required by economic conditions.
There was no significant activity in allowance for credit losses during the fiscal years ended January 31, 2026 or January 31, 2025. Past due amounts on financing receivables were not material as of January 31, 2026 or January 31, 2025.
4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses were $250.9 million and $247.3 million as of January 31, 2026 and January 31, 2025, respectively. Other current assets were $128.8 million and $67.1 million as of January 31, 2026 and January 31, 2025, respectively.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	January 31,
	2026	2025
Data center and other computer equipment	$1,058,690	$755,728
Capitalized internal-use software and website development costs	383,119	265,987
Leasehold improvements	54,305	42,230
Purchased software	18,628	15,876
Furniture and equipment	12,752	10,485
Construction in progress	219,509	220,088
	1,747,003	1,310,394
Less: Accumulated depreciation and amortization	(770,672)	(521,754)
Property and equipment, net	$976,331	$788,640
Construction in progress primarily includes data center equipment purchased that has not yet been placed in service. Data center equipment that was purchased but not yet been placed into service was $161.9 million and $180.1 million as of January 31, 2026 and January 31, 2025, respectively.
Depreciation and amortization expense of property and equipment was $250.2 million, $188.0 million, and $126.8 million, during the fiscal years ended January 31, 2026, January 31, 2025, and January 31, 2024, respectively.
The Company capitalized $120.3 million, $91.9 million, and $77.9 million in internal-use software and website development costs during the fiscal years ended January 31, 2026, January 31, 2025, and January 31, 2024, respectively. Amortization expense associated with internal-use software and website development costs totaled $79.6 million, $54.8 million, and $37.3 million during the fiscal years ended January 31, 2026, January 31, 2025, and January 31, 2024, respectively. The net book value of capitalized internal-use software and website development costs was $184.7 million and $144.0 million as of January 31, 2026 and January 31, 2025, respectively.
Intangible Assets, Net
Total intangible assets, net consisted of the following (dollars in thousands):

	January 31, 2026			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$202,561	$90,199	$112,362	54
Customer relationships	25,383	12,122	13,261	53
Intellectual property and other acquired intangible assets	15,854	4,775	11,079	100
Total	$243,798	$107,096	$136,702

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements

	January 31, 2025			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$168,416	$63,783	$104,633	55
Customer relationships	24,502	8,454	16,048	65
Intellectual property and other acquired intangible assets	15,837	3,404	12,433	112
Total	$208,755	$75,641	$133,114
Amortization expense of intangible assets was $31.2 million, $26.0 million, and $18.4 million, during the fiscal years ended January 31, 2026, January 31, 2025, and January 31, 2024, respectively.
The estimated aggregate future amortization expense of intangible assets as of January 31, 2026 was as follows (in thousands):

Total
Fiscal 2027	$32,852
Fiscal 2028	32,180
Fiscal 2029	29,160
Fiscal 2030	19,783
Fiscal 2031	11,695
Thereafter	11,032
Total future amortization expense	$136,702
Goodwill
The change in goodwill during the fiscal year ended January 31, 2026 consisted of the following (in thousands):

Amounts
Goodwill as of January 31, 2025	$912,805
Goodwill acquired(1)	443,040
Foreign currency translation	7,449
Goodwill as of January 31, 2026	$1,363,294
(1)Goodwill acquired resulted from the acquisitions of Pangea Cyber Corporation and Onum Technology Inc. Refer to Note 12 for additional information.
Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following (in thousands):

	January 31,
	2026	2025
Accrued commissions	$207,378	$174,322
Accrued payroll and related expenses	100,915	69,197
Accrued bonuses	45,204	42,510
Employee stock purchase plan	36,193	33,214
Accrued payroll and benefits	$389,690	$319,243

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
5. Debt
Secured Revolving Credit Facility
In April 2019, the Company entered into a Credit Agreement with Silicon Valley Bank and other lenders, to provide a revolving line of credit of up to $150.0 million, including a letter of credit sub-facility in the aggregate amount of $10.0 million, and a swingline sub-facility in the aggregate amount of $10.0 million.
On January 4, 2021, the Company amended and restated its existing credit agreement (the “A&R Credit Agreement” and the facility thereunder the “Revolving Facility”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto, providing the Company with a revolving line of credit of up to $750.0 million, including a letter of credit sub-facility in the aggregate amount of $100.0 million, and a swingline sub-facility in the aggregate amount of $50.0 million. The Company also had the option to request an incremental facility of up to an additional $250.0 million from one or more of the lenders under the A&R Credit Agreement. The A&R Credit Agreement was guaranteed by all of the Company’s material domestic subsidiaries. The A&R Credit Agreement extended the maturity date of April 19, 2022 to January 2, 2026.
On January 6, 2022, the Company modified the A&R Credit Agreement (the “Amended A&R Credit Agreement”) among CrowdStrike, Inc., as borrower, CrowdStrike Holdings, Inc., as guarantor, and Silicon Valley Bank and the other lenders party thereto. There were no changes to the borrowing amounts or maturity date. Under the Amended A&R Credit Agreement, revolving loans were Alternate Base Rate (“ABR”) Loans. Outstanding ABR Loans incurred interest at the highest of (a) the Prime Rate, as published by the Wall Street Journal, (b) the federal funds rate in effect on such day plus 0.50%, and (c) the Term Secured Overnight Finance Rate (the “Term SOFR”) for a one-month tenor in effect on such day plus 1.00%, in each case plus a margin between (0.25)% and 0.25%, depending on the senior secured leverage ratio. The Company was charged a commitment fee of 0.15% to 0.25% per year for committed but unused amounts, depending on the senior secured leverage ratio. The financial covenants required the Company to maintain a minimum consolidated interest coverage ratio of 3.00:1.00 and a maximum total leverage ratio of 5.50:1.00 stepping down to 3.50:1.00 over time.
The Amended A&R Credit Agreement was secured by substantially all of the Company’s consolidated assets, property and rights, including, but not limited to, intellectual property, cash, goods, equipment, contractual rights, financial assets, and intangible assets of the Company and certain of its subsidiaries. The Amended A&R Credit Agreement contained customary covenants limiting the Company’s ability and the ability of its subsidiaries to, among other things, dispose of assets, undergo a change in control, merge or consolidate, make acquisitions, incur debt, incur liens, pay dividends, repurchase stock, and make investments, in each case subject to certain exceptions.
On January 2, 2026, the Company’s Revolving Facility expired and at the time of expiration, there were no outstanding amounts under the Amended A&R Credit Agreement.
Senior Notes
On January 20, 2021, the Company issued $750.0 million in aggregate principal amount of 3.00% Senior Notes maturing in February 2029 (the “Senior Notes”). The Senior Notes are guaranteed by the Company’s subsidiaries, CrowdStrike, Inc. and CrowdStrike Financial Services, Inc., and will be guaranteed by each of the Company’s existing and future domestic subsidiaries that becomes a borrower or guarantor under any credit agreement the Company may enter into in the future that replaces the Amended A&R Credit Agreement. The Senior Notes were issued at par and bear interest at a rate of 3.00% per annum. Interest payments are payable semiannually on February 15 and August 15 of each year, commencing on August 15, 2021. The Company may voluntarily redeem the Senior Notes, in whole or in part, 1) at any time prior to February 15, 2024 at (a) 100.00% of their principal amount, plus a “make whole” premium or (b) with the net cash proceeds received from an equity offering at a redemption price equal to 103.00% of the principal amount, provided the aggregate principal amount of all such redemptions does not exceed 40% of the original aggregate principal amount of the Senior Notes; 2) at any time on or after February 15, 2024 at a prepayment price equal to 101.50% of the principal amount; 3) at any time on or after February 15, 2025 at a prepayment price equal to 100.75% of the principal amount; and 4) at any time on or after February 15, 2026 at a prepayment price equal to 100.00% of the principal amount; in each case, plus accrued and unpaid interest, if any, to but excluding, the date of redemption.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs, and accretion of debt discount was $24.0 million during both fiscal years ended January 31, 2026 and January 31, 2025.
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
As of January 31, 2026, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.
Based on the trading prices of the Senior Notes, the fair value of the Senior Notes was approximately $718.2 million and $688.4 million as of January 31, 2026 and January 31, 2025, respectively. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.
6. Income Taxes
The Company’s geographical breakdown of its income (loss) before provision for income taxes is as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Domestic	$(151,441)	$66,415	$82,095
International	24,452	(7,851)	23,576
Income (loss) before provision for income taxes	$(126,989)	$58,564	$105,671
The provision for income taxes consists of the following (in thousands):

	Year Ended January 31,
	2026	2025	2024
Current
Federal	$177	$431	$272
State	1,340	2,493	4,462
Foreign	47,456	78,109	30,885
Total current	48,973	81,033	35,619
Deferred
Federal	59	323	(307)
State	187	(204)	(343)
Foreign	(15,043)	(10,022)	(2,737)
Total deferred	(14,797)	(9,903)	(3,387)
Provision for income taxes	$34,176	$71,130	$32,232

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Upon the adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 1, the reconciliation of taxes at the federal statutory rate to the Company’s provision for (benefit from) income taxes for the fiscal year ended January 31, 2026 is as follows (in thousands, except for percentages):

	As of January 31, 2026
	Amount	Percent
U.S. federal statutory tax rate	$(26,668)	21.0%
State and local income taxes, net of federal income tax effect(1)	(7,846)	6.2%
Foreign tax effects
Brazil
Withholding tax	9,690	(7.6)%
Other	498	(0.4)%
Denmark
Stock-based compensation	(1,674)	1.3%
Other	1,146	(0.9)%
United Kingdom
Stock-based compensation	(12,609)	9.9%
Valuation allowance	8,593	(6.8)%
Other	884	(0.7)%
Israel
Non-deductible intercompany interest expense	2,846	(2.2)%
Tax impact of intercompany transactions	11,516	(9.1)%
Withholding tax	5,784	(4.6)%
Other	1,965	(1.5)%
Spain
Valuation allowance	2,993	(2.4)%
Other	(202)	0.2%
Other foreign jurisdictions	8,215	(6.5)%
Effect of cross-border tax laws
Branch income	(68,126)	53.6%
Deductible foreign taxes	(4,900)	3.9%
Tax credits
Research and development tax credits	(61,175)	48.2%
Changes in valuation allowances	236,543	(186.3)%
Nontaxable or nondeductible items
Stock-based compensation	(96,077)	75.7%
Meals & entertainment	3,669	(2.9)%
Transaction costs	1,839	(1.4)%
Other	2,120	(1.7)%
Changes in unrecognized tax benefits	15,520	(12.2)%
Other adjustments	(368)	0.3%
Provision for income taxes	$34,176	(26.9)%
(1)    State taxes in California made up a majority (greater than 50%) of the tax effect in this category.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
A reconciliation of the U.S. federal statutory income tax rates to the Company’s effective tax rate for the fiscal years ended January 31, 2025 and January 31, 2024 is as follows (in thousands):

	Year Ended January 31,
	2025	2024
Provision for income taxes at statutory rate	$12,298	$22,191
State income taxes, net of federal benefits	2,289	4,118
Effects of foreign operations	10,236	22,425
Research and other credits	(36,669)	(21,182)
Stock-based compensation	(125,590)	(31,852)
Non-deductible expenses	6,904	4,604
Change in valuation allowance	151,762	32,146
Tax impact of foreign transactions	49,883	—
Other	17	(218)
Provision for income taxes	$71,130	$32,232
Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the fiscal year ended January 31, 2026 is as follows (in thousands):

As of January 31, 2026
Federal	$(2,834)
State	467
Foreign
Australia	3,592
Brazil	10,915
India	7,925
Israel	15,512
Other countries	15,887
Total cash paid for income taxes, net of refunds	$51,464
Cash paid for income taxes, net of refunds, during the fiscal years ended January 31, 2025 and January 31, 2024 was $19.0 million and $22.6 million, respectively.
The Company recognized income tax expense of $34.2 million, $71.1 million, and $32.2 million for the fiscal years January 31, 2026, January 31, 2025 and January 31, 2024, respectively. The tax expense for the fiscal years ended January 31, 2026 and January 31, 2025 was primarily attributable to pre-tax foreign earnings and withholding taxes in certain foreign jurisdictions, intercompany sales of intellectual property from acquisitions, and change in the realizability of deferred tax assets in certain foreign jurisdictions. The Company transferred acquired intellectual property from foreign subsidiaries to the U.S. Although the transfer of the intellectual property between consolidated entities did not result in any gain in the consolidated statement of operations, such transactions were taxable for tax purposes. The tax expense for the fiscal year ended January 31, 2024 was primarily attributable to pre-tax foreign earnings and withholding taxes in certain foreign jurisdictions.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Significant components of the Company’s deferred tax assets and liabilities as of January 31, 2026 and January 31, 2025 are as follows (in thousands):

	As of January 31,
	2026	2025
Deferred tax assets
Net operating loss carryforwards	$675,515	$400,277
Research and other credit carryforwards	210,753	144,068
Intangible assets	104,051	117,620
Stock-based compensation	85,705	71,140
Deferred revenue	271,640	209,357
Accrued expenses	39,562	29,833
Operating lease liabilities	26,460	17,418
Capitalized research and development	463,335	473,889
Other, net	12,176	13,898
Gross deferred assets	1,889,197	1,477,500
Less: Valuation allowance	(1,523,498)	(1,203,216)
Total deferred tax assets	365,699	274,284
Deferred tax liabilities
Property and equipment, net	(104,395)	(64,576)
Capitalized commissions	(201,954)	(171,349)
Operating right-of-use assets	(25,230)	(16,853)
Intangible assets	(4,963)	(6,921)
Other, net	(242)	—
Total deferred tax liabilities	(336,784)	(259,699)
Net deferred tax assets	$28,915	$14,585
The Company maintains a full valuation allowance on U.S. federal and state and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits, which the Company has determined are not realizable on a more-likely-than-not basis. In completing the assessment of the continued need for valuation allowance, the Company analyzed various factors including, but not limited to, cumulative pre-tax losses, excess tax benefits related to stock-based compensation, future reversal of existing temporary differences and tax planning strategies that are prudent and feasible. During the fiscal years ended January 31, 2026, January 31, 2025, and January 31, 2024, the valuation allowance increased by $320.3 million, $233.6 million, and $52.0 million, respectively. The increases in the valuation allowance during the fiscal years ended January 31, 2026 and January 31, 2025 were primarily driven by U.S. operations. As of January 31, 2026, January 31, 2025, and January 31, 2024 the valuation allowance for deferred taxes was $1.5 billion, $1.2 billion, and $1.0 billion, respectively.
As of January 31, 2026, the Company had aggregate U.S federal and California net operating loss carryforwards of $2.6 billion and $417.4 million, respectively, which may be available to offset future taxable income for income tax purposes. The federal net operating losses are carried forward indefinitely, and California net operating loss carryforwards begin to expire in fiscal 2034 through fiscal 2046. As of January 31, 2026, net operating loss carryforwards for other states totaled $998.3 million, which begin to expire in fiscal 2027 through fiscal 2046. As of January 31, 2026, net operating loss carryforwards for the U.K. totaled $84.2 million, which are carried forward indefinitely, and net operating loss carryforwards totaled immaterial amounts in certain foreign jurisdictions.
As of January 31, 2026, the Company had federal and California research and development (“R&D”) credit carryforwards of $227.0 million and $59.8 million, respectively. The federal R&D credit carryforwards begin to expire in fiscal 2037 through fiscal 2046. The California R&D credits are carried forward indefinitely. Realization of these net operating losses and R&D credit carryforwards depends on future income, and there is a risk that the Company’s existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect the Company’s results of operations.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
On July 4, 2025, tax reform legislation included in the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The OBBBA includes significant corporate tax reforms, including (i) the permanent reinstatement of deducting domestic R&D expenditures as incurred beginning in fiscal 2026 (under prior law such expenditures were capitalized and amortized over five years); (ii) the option to claim 100% accelerated depreciation deductions on qualified property; and (iii) international tax provisions modifying global intangible low-taxed income (“GILTI”), foreign-derived intangible income (“FDII”), and base erosion and anti-abuse tax (“BEAT”). The change in U.S. tax law resulted in an immaterial favorable effect on the income tax provision due to the Company’s valuation allowance and was accounted for in the second quarter of fiscal year 2026.
Total gross unrecognized tax benefits as of January 31, 2026, January 31, 2025, and January 31, 2024 were $137.8 million, $117.5 million, and $58.9 million, respectively. As of January 31, 2026, the Company had $41.0 million of unrecognized tax benefits, which, if recognized, would affect the Company’s effective tax rate due to the full valuation allowance. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of the income tax provision in the consolidated statements of operations. Cumulatively, the Company had incurred $6.6 million of interest and penalties related to unrecognized tax benefits as of January 31, 2026, and $3.0 million and $1.4 million related to unrecognized tax benefits as of January 31, 2025 and January 31, 2024, respectively. During the fiscal year ended January 31, 2026, the net increase in unrecognized tax benefits was a result of increase in R&D credits, partially offset by reduction in prior year reserves based on our view of a recent position taken by a tax authority. During the fiscal year ended January 31, 2025, the net increase in unrecognized tax benefits was a result of certain taxable foreign transactions and R&D credits. During the fiscal year ended January 31, 2024, the net increase in unrecognized tax benefits was a result of R&D credits.
The following is a rollforward of the total gross unrecognized tax benefits for the fiscal years ended January 31, 2026, January 31, 2025, and January 31, 2024 (in thousands):

Balance as of February 1, 2023	$36,901
Increases in prior period tax positions	4,757
Decreases in prior period tax positions	(1,321)
Increases in current period tax positions	18,538
Balance as of January 31, 2024	58,875
Increases in current period tax positions	66,354
Increases in prior period tax positions	890
Decreases in prior period tax positions	(5,285)
Settlements with taxing authorities	(2,882)
Statute of limitations expirations	(151)
Impact from currency fluctuations	(261)
Balance as of January 31, 2025	117,540
Increases in current period tax positions	31,538
Increases in prior period tax positions	4,317
Decreases in prior period tax positions	(21,359)
Settlements with taxing authorities	(598)
Statute of limitations expirations	(593)
Impact from currency fluctuations	6,963
Balance as of January 31, 2026	$137,808
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
7. Leases
Operating Leases
The Company has entered into non-cancelable operating lease agreements with various expiration dates through fiscal 2039. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.
Cash paid for amounts included in the measurement of operating lease liabilities was $19.6 million, $19.5 million, and $15.4 million for the fiscal years ended January 31, 2026, January 31, 2025, and January 31, 2024, respectively. Operating lease liabilities arising from obtaining operating right-of-use assets were $40.9 million and $6.8 million for the fiscal years ended January 31, 2026 and January 31, 2025, respectively.
The weighted-average remaining lease terms were 4.7 years and 2.9 years as of January 31, 2026 and January 31, 2025, respectively. The weighted-average discount rates were 5.3% and 5.5% as of January 31, 2026 and January 31, 2025, respectively.
The components of lease costs were as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Lease cost
Operating lease cost	$20,141	$17,326	$15,510
Short-term lease cost	5,159	3,519	3,664
Variable lease cost	14,840	11,526	8,480
Total lease cost	$40,140	$32,371	$27,654
Sublease income for the fiscal years ended January 31, 2026, January 31, 2025 and January 31, 2024 was immaterial. As of January 31, 2026, the Company has entered into non-cancelable operating leases with lease terms greater than 12 months that have not yet commenced with undiscounted future minimum payments of $103.7 million, which are excluded from the table above. The operating leases are expected to commence between October 2026 and August 2027, with lease terms between 11.2 and 11.3 years.
The maturities of the Company’s non-cancelable operating lease liabilities are as follows (in thousands):

January 31, 2026
Fiscal 2027	$16,906
Fiscal 2028	20,419
Fiscal 2029	14,007
Fiscal 2030	11,290
Fiscal 2031	7,768
Thereafter	12,285
Total operating lease payments	82,675
Less: imputed interest	(8,069)
Present value of operating lease liabilities	$74,606

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
8. Stock-Based Compensation
Stock Incentive Plan
In May 2019, the Company’s board of directors adopted, and the stockholders approved the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) with the purpose of granting stock-based awards to employees, directors, officers, and consultants, including stock options, restricted stock awards, RSUs, PSUs, and Special PSU Awards. A total of 8,750,000 shares of Class A common stock were initially available for issuance under the 2019 Plan. The Company’s compensation committee administers the 2019 Plan. The number of shares of the Company’s common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each fiscal year beginning on February 1, 2020, equal to the lesser of: (i) two percent (2%) of outstanding shares of the Company’s capital stock as of the last day of the immediately preceding fiscal year or (ii) such other amount as the Company’s board of directors may determine.
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
Stock options granted during both fiscal years ended January 31, 2026 and January 31, 2025 were immaterial.
The following table is a summary of stock option activity for the fiscal year ended January 31, 2026:

	Number of Shares	Weighted- Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2025	1,251	$10.23
Granted	44	$44.95
Exercised	(359)	$8.79
Canceled	(4)	$22.02
Options outstanding at January 31, 2026	932	$12.38
Options vested and expected to vest at January 31, 2026	932	$12.38
Options exercisable at January 31, 2026	885	$10.94
There were no options that were unvested and exercisable as of January 31, 2026.
The aggregate intrinsic value of options vested and exercisable was $381.0 million, $472.3 million, and $451.0 million as of January 31, 2026, January 31, 2025, and January 31, 2024, respectively. The weighted-average remaining contractual term of options vested and exercisable was 2.6 years, 3.5 years, and 4.2 years as of January 31, 2026, January 31, 2025, and January 31, 2024, respectively.
The weighted-average grant date fair values of all options granted was $410.68, $321.98, and $126.16 per share during the fiscal years ended January 31, 2026, January 31, 2025, and January 31, 2024, respectively. The total intrinsic value of all options exercised was $161.7 million, $170.4 million, and $190.1 million during the fiscal years ended January 31, 2026, January 31, 2025, and January 31, 2024, respectively.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The aggregate intrinsic value of stock options outstanding as of January 31, 2026, January 31, 2025, and January 31, 2024 was $399.9 million, $485.3 million, and $496.7 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options, multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 2.9 years, 3.6 years, and 4.3 years as of January 31, 2026, January 31, 2025, and January 31, 2024, respectively.
Total unrecognized stock-based compensation expense related to unvested options was $16.9 million as of January 31, 2026. This expense is expected to be amortized over a weighted-average vesting period of 1.9 years.
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
Total unrecognized stock-based compensation expense related to unvested RSUs was $1.7 billion as of January 31, 2026. This expense is expected to be amortized over a weighted-average vesting period of 2.2 years.
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
Total unrecognized stock-based compensation expense related to unvested PSUs was $157.4 million as of January 31, 2026, which reflects the Company's updated assessment of the likelihood of satisfying the performance conditions. This expense is expected to be amortized over a weighted-average vesting period of 1.1 years.
Special PSU Awards
In fiscal 2026 the Company’s board of directors approved a performance-based equity award under the Company’s 2019 Plan, consisting of PSUs with a target of 300,000 PSUs (the “2026 Special PSU Award”), that can result in as few as zero shares of the Company’s Class A common stock being issued if the Company’s stock price performance is below the 25th percentile of the companies in the S&P 500 over a three-year period beginning on December 22, 2025 and ending on December 22, 2028, and up to 600,000 shares being issued if the Company’s stock price performance meets or exceeds the 90th percentile of the companies in the S&P 500.
The Company measured the fair value of the 2026 Special PSU Award on the grant date using a Monte Carlo simulation valuation model. The risk-free interest rate used was 3.50%, which was based on the term-matched zero-coupon-risk-free interest rate derived from the Treasury Constant Maturities yield curve for a period commensurate with the expected term of the award on the grant date. The expected volatility used was 44.83%, which was calculated based on the daily stock price returns for the Company over a lookback period commensurate with the expected term of the award on the grant date.
In fiscal 2022 the Company’s board of directors granted 655,000 PSUs (the “2022 Special PSU Awards” and, together with the “2026 Special PSU Award”, the “Special PSU Awards”). The 2022 Special PSU Awards vest upon the satisfaction of the Company’s achievement of specified stock price hurdles, which are based on the average of the closing stock price per share of the Company’s Class A common stock during any 45 consecutive trading day period during the applicable performance period, and a service-based vesting condition. The service condition applicable to each tranche of the 2022 Special PSU Awards will be satisfied in installments as follows, subject to continued employment with the Company through each applicable vesting date:

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
(i) 50% of the 2022 Special PSU Awards underlying the applicable tranche will service vest on the first anniversary of the vesting commencement date applicable to such tranche of the 2022 Special PSU Awards (i.e., February 1, 2022, February 1, 2023, February 1, 2024, and February 1, 2025) and (ii) the remaining PSUs with respect to such tranche will thereafter service vest in four equal quarterly installments of 12.5%.
The Company measured the fair value of the 2022 Special PSU Awards on the respective grant dates using a Monte Carlo simulation valuation model. The risk-free interest rates used were 0.85% - 1.51%, which were based on the zero-coupon-risk-free interest rate derived from the Treasury Constant Maturities yield curve for a period commensurate with the expected term of the award on the grant date. The expected volatility used were 54.89% - 55.36%, which were calculated based on an equal blend of the Company’s historical volatility calculated from daily stock price returns over a 2.21 - 2.58 year lookback from the grant date and the Company’s implied volatility as of the grant date.
Total unrecognized stock-based compensation expense related to the unvested portion of the Special PSU Awards was $183.4 million as of January 31, 2026. This expense is expected to be amortized over a weighted-average vesting period of 2.4 years.
The following table is a summary of RSUs, PSUs, and the Special PSU Awards activities for the fiscal year ended January 31, 2026:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2025	11,024	$227.55
Granted	2,479	$451.58
Released	(4,646)	$222.71
Performance adjustment(1)	(55)	$296.43
Forfeited	(950)	$252.76
RSUs and PSUs outstanding at January 31, 2026	7,852	$297.62
RSUs and PSUs expected to vest at January 31, 2026(2)	7,512	$284.50
(1)    The performance adjustment represents adjustments in shares outstanding due to the actual achievement of performance-based awards, the achievement of which was based upon pre-defined financial performance targets.
(2)    Excludes in progress PSUs and the 2026 Special PSU Award where pre-defined targets have not yet been achieved.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 2,500 shares of common stock during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares is 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP allows for up to one increase in contribution during each purchase period. If an employee elects to increase his or her contribution, the Company treats this as an accounting modification. The ESPP also offers a two-year look-back feature, as well as a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. During the fiscal year ended January 31, 2025, there were ESPP rollovers because the Company’s closing stock price on the purchase date was lower than the Company’s closing stock price on the first day of the offering periods. As a result, these offering dates were rolled over to new 24-month offering periods through December 10, 2026. These rollovers were accounted for as a modification to the original offerings. The total incremental expense as a result of the rollover and contribution modifications during fiscal year ended January 31, 2025 was $12.4 million, which will be recognized over the new or remaining offering periods. There were no ESPP rollovers during the fiscal years ended January 31, 2026 and January 31, 2024. Total incremental expense as a result of contribution modifications during the fiscal year ended January 31, 2026, was $4.7 million, which will be recognized over the remaining offering periods. Total incremental expense as a result of contribution modifications during the fiscal year ended January 31, 2024 was $7.3 million, which was fully recognized by the end of fiscal year 2026.
Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued as of January 31, 2026 and January 31, 2025 totaled $36.2 million and $33.2 million, respectively, and are included within accrued payroll and benefits in the consolidated balance sheets.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of employee stock purchase rights granted under the Company’s ESPP:

Year Ended January 31,
	2026	2025	2024
Expected term (in years)	0.5 – 2.0	0.5 – 2.0	0.5 – 2.0
Risk-free interest rate	3.5% – 5.2%	3.4% – 5.3%	0.2% – 5.3%
Expected stock price volatility	41.0% – 59.8%	40.8% – 59.8%	40.8% – 61.2%
Dividend yield	—%	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense included in the consolidated statements of operations is as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
Subscription cost of revenue	$92,237	$72,661	$45,884
Professional services cost of revenue	37,869	30,748	23,509
Sales and marketing	287,023	235,144	175,516
Research and development	439,088	336,306	217,719
General and administrative	241,451	186,532	186,037
Total stock-based compensation expense	$1,097,668	$861,391	$648,665

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
9. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service (in thousands, except percentages):

	Year Ended January 31,
	2026		2025		2024
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
United States	$3,216,654	67%	$2,682,942	68%	$2,088,054	68%
Europe, Middle East, and Africa	782,666	16%	619,483	16%	467,928	15%
Asia Pacific	495,701	10%	402,453	10%	315,524	10%
Other	316,984	7%	248,746	6%	184,049	7%
Total revenue	$4,812,005	100%	$3,953,624	100%	$3,055,555	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the fiscal years ended January 31, 2026, January 31, 2025, and January 31, 2024.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $2,683.7 million and $2,251.3 million for the fiscal years ended January 31, 2026 and January 31, 2025, respectively, which was included in the corresponding contract liability balance at the beginning of the period.
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
Changes in deferred revenue were as follows (in thousands):

	Year Ended January 31,
	2026	2025
Beginning balance	$3,728,677	$3,054,099
Additions to deferred revenue	5,836,766	4,628,202
Recognition of deferred revenue	(4,812,005)	(3,953,624)
Ending balance	$4,753,438	$3,728,677
Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years, and most subscription contracts are non-cancelable. Customers generally have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of January 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $9.0 billion. The Company expects to recognize approximately 51% of the remaining performance obligations in the 12 months following January 31, 2026 and 43% of the remaining performance obligations between 13 to 36 months, with the remainder to be recognized thereafter.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to referral partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of four years, while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of five months. Commissions are included in sales and marketing expense in the consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the fiscal year ended January 31, 2026.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Year Ended January 31,
	2026	2025
Beginning balance	$847,950	$582,303
Capitalization of contract acquisition costs	704,576	584,484
Amortization of deferred contract acquisition costs	(449,413)	(318,837)
Ending balance	$1,103,113	$847,950

Deferred contract acquisition costs, current	$447,455	$347,042
Deferred contract acquisition costs, noncurrent	655,658	500,908
Total deferred contract acquisition costs	$1,103,113	$847,950
10. Commitments and Contingencies
July 19 Incident
On July 19, 2024, the Company released a content configuration update for its Falcon sensor that resulted in system crashes for certain Windows systems (the “July 19 Incident”). The Company is subject to a number of legal proceedings in connection with the July 19 Incident, including:
•On July 30, 2024, a putative class action lawsuit was filed against the Company and certain of the Company’s officers in federal court in the Western District of Texas alleging violations of federal securities laws, including that the defendants made false or misleading statements. The complainants seek certification of a class of all persons who purchased or otherwise acquired the Company’s securities during specified periods of time and are seeking unspecified monetary damages, costs and attorneys’ fees. On January 21, 2025, an amended complaint was filed. On April 7, 2025, the defendants filed a motion to dismiss, which the court granted on January 12, 2026. On January 26, 2026, the plaintiffs filed a notice of intention not to amend the complaint. On January 28, 2026, the court entered final judgment and closed the case. The plaintiffs did not file a notice of appeal within the time permitted under applicable law, and the judgment is final.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
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
The following is the rollforward of amounts accrued and expenses incurred, net of insurance receivable recorded, associated with the July 19 Incident and related matters during the fiscal years ended January 31, 2026 and January 31, 2025 (in thousands):

Amounts
Balance at January 31, 2024	$—
Expenses incurred, net of insurance receivable recorded(1)	60,062
Payments made / cash received	(38,917)
Balance at January 31, 2025	$21,145
Expenses incurred, net of insurance receivable recorded(1)	117,730
Payments made / cash received	(123,377)
Balance at January 31, 2026	$15,498
(1)    These expenses are included in the Company’s consolidated statements of operations as sales and marketing expenses, research and development expenses, and general and administrative expenses. Accruals are recorded in accrued expenses in the Company’s consolidated balance sheets. Insurance receivable is recorded in prepaid expenses and other current assets in the Company’s consolidated balance sheets.
In addition to customer commitment packages, the Company has made an immaterial amount of settlement offers to certain customers in response to the July 19 Incident. These amounts are, or will be, entirely offset by recoveries under the Company’s insurance policies. Accordingly, there is no impact on the Company’s consolidated statement of operations for the fiscal year ended January 31, 2026. The customer payables and insurance receivables were recorded as accrued expenses and as prepaid expenses and other current assets in the Company’s consolidated balance sheet as of January 31, 2026, respectively.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase products and services such as data center capacity, advertising, technology, equipment, office renovations, corporate events, and consulting services. A summary of non-cancelable purchase obligations in excess of one year as of January 31, 2026, with expected date of payment is as follows (in thousands):

Total Commitments
Fiscal 2027	$600,248
Fiscal 2028	661,041
Fiscal 2029	627,562
Fiscal 2030	517,282
Fiscal 2031	206,871
Thereafter	157,400
Total purchase commitments	$2,770,404
Unfunded Loan Commitments
The Company provides financing arrangements for certain qualified end-users to purchase its products and services. When the Company enters into these financing arrangements with the end-users, the funds provided by the Company for the sales transactions do not always occur immediately upon signing, depending on the terms of the arrangements. The Company estimates an allowance for credit losses on these off-balance sheet credit exposures at each reporting period on the contractual period over which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The Company had non-cancelable unfunded commitments totaling approximately $89.9 million as of January 31, 2026.
Warranties and Indemnification
The Company’s cloud computing services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s online help documentation under normal use and circumstances. In addition, for its Falcon Complete customers, the Company offers a limited warranty, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. The Company has entered into an insurance policy to reduce its potential liability arising from such limited warranty arrangements. The Company’s customer arrangements generally include certain provisions for indemnifying customers against losses suffered or incurred as a result of third-party claims that the Company’s products or services infringe a third party’s intellectual property rights. From time to time, the Company has also agreed to certain other indemnifications and warranties. The Company has not incurred any material costs because of such obligations and has not accrued any liabilities related to such obligations in the consolidated financial statements as of January 31, 2026 or January 31, 2025.
The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of January 31, 2026 or January 31, 2025.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
11. Geographic Information
The Company’s property and equipment, net and operating lease right-of-use assets, are summarized by geographic area as follows (in thousands):

	January 31,
	2026	2025
United States	$855,312	$688,766
Germany	106,657	88,443
Other countries	84,222	54,194
Total property and equipment, net and operating lease right-of-use assets	$1,046,191	$831,403
12. Acquisitions
Pangea Cyber Corporation
On September 26, 2025, the Company acquired 100% of the equity interest of Pangea Cyber Corporation (“Pangea”), a company that offers AI detection and response solutions.
The acquisition has been accounted for as a business combination. The total consideration transferred consisted of $212.1 million in cash, net of $9.4 million of cash and restricted cash acquired, and $0.3 million and $10.3 million representing the fair value of replacement equity and liability awards, respectively, attributable to pre-acquisition service. The remaining fair value of these replacement awards attributed to post-combination service was excluded from the purchase price. The cash consideration included (i) cash held back in an escrow fund for a partial security for post-closing true-up adjustments, which was released from escrow in January 2026, and (ii) cash held back in an escrow fund for a partial security for post-closing indemnification claims. Amounts reflected in restricted cash at January 31, 2026 are expected to be released in fiscal year 2028. The purchase price was allocated on a preliminary basis, subject to working capital adjustment and continuing management analysis, to developed technology of $13.2 million with a useful life of 72 months, net tangible liabilities of $0.4 million, and goodwill of $209.9 million, which was allocated to the Company’s one reporting unit and represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The fair value of the developed technology was estimated using the relief-from-royalty method under the income approach. The goodwill was primarily attributable to the assembled workforce of Pangea, planned growth in new markets, and synergies expected to be achieved from the integration of Pangea. Goodwill is not deductible for income tax purposes.
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
Acquisition costs incurred during the fiscal year ended January 31, 2026 were $3.1 million.
The results of operations for the acquisition have been included in the Company’s consolidated financial statements from the date of acquisition. The acquisition of Pangea did not have a material impact on the Company’s consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
Onum Technology Inc.
On September 12, 2025, the Company acquired 100% of the equity interest of Onum Technology Inc. (“Onum”), a leader in real-time telemetry pipeline management.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The acquisition has been accounted for as a business combination. The total consideration transferred consisted of $252.7 million in cash, net of $15.2 million of cash and restricted cash acquired, and $2.0 million representing the fair value of replacement equity awards attributable to pre-acquisition service. The remaining fair value of these replacement awards attributed to post-combination service was excluded from the purchase price. The cash consideration included cash held back in an escrow fund for a partial security for post-closing indemnification claims. Escrow amounts are reflected within restricted cash and are expected to be released in fiscal year 2028. The purchase price was allocated on a preliminary basis, subject to working capital adjustment and continuing management analysis, to identifiable intangible assets, which include developed technology and customer relationships of $21.4 million, net tangible assets acquired of $0.2 million, and goodwill of $233.1 million, which was allocated to the Company’s one reporting unit and represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The fair value of the developed technology was estimated using the relief-from-royalty method under the income approach. In addition, the fair value of customer relationships was estimated using the with-and-without method. The goodwill was primarily attributable to the assembled workforce of Onum, planned growth in new markets, and synergies expected to be achieved from the integration of Onum. Goodwill is not deductible for income tax purposes.
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
Acquisition costs incurred during the fiscal year ended January 31, 2026 were $4.1 million.
The results of operations for the acquisition have been included in the Company’s consolidated financial statements from the date of acquisition. The acquisition of Onum did not have a material impact on the Company’s consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
Adaptive Shield
On November 20, 2024, the Company acquired 100% of the equity interest of A.S. Adaptive Shield Ltd. (“Adaptive Shield”), a SaaS-based cybersecurity company that offers customers comprehensive SaaS security posture management solutions.
The acquisition has been accounted for as a business combination. The total consideration transferred consisted of $213.7 million in cash, net of $13.7 million of cash acquired, and $0.7 million representing the fair value of replacement equity awards attributable to pre-acquisition service. The remaining fair value of these replacement awards attributed to post-combination service was excluded from the purchase price. The purchase price was allocated to developed technology and customer relationships of $31.1 million, net tangible liabilities acquired of $7.7 million, and goodwill of $191.0 million, which was allocated to the Company’s one reporting unit and represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The goodwill was primarily attributable to the assembled workforce of Adaptive Shield, planned growth in new markets, and synergies expected to be achieved from the integration of Adaptive Shield. Goodwill is not deductible for income tax purposes.

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
Acquisition costs incurred during the fiscal year ended January 31, 2026 were immaterial.
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

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
13. Net Income (Loss) Per Share Attributable to Common Stockholders
Basic and diluted net income (loss) per share attributable to CrowdStrike’s common stockholders is computed in conformity with the two-class method required for participating securities. Basic net income (loss) per share attributable to CrowdStrike common stockholders is computed by dividing the net income (loss) attributable to CrowdStrike by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to CrowdStrike common stockholders is calculated by dividing net income by the combination of the weighted-average number of common shares outstanding and the effect of the weighted-average number of dilutive common share equivalents during the period. The dilutive potential shares of common stock are comprised of outstanding stock options, RSUs, PSUs, Special PSU Awards, ESPP obligations, and founders’ holdbacks, and are computed using the treasury stock method. The effects of the outstanding stock options, RSUs, PSUs, Special PSU Awards, ESPP obligations, and founders holdbacks are excluded from the computation of the diluted net income per share in periods in which the effect would be anti-dilutive. Diluted net loss per share is the same as basic net loss per share for the fiscal years ended January 31, 2026 and January 31, 2025 because the effects of potentially dilutive items were antidilutive given the Company’s net loss position during fiscal years ended January 31, 2026 and January 31, 2025.
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
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to CrowdStrike common stockholders (in thousands, except per share data):

	Year Ended January 31,
	2026	2025	2024
Numerator:
Net income (loss) attributable to CrowdStrike	$(162,502)	$(15,241)	$72,181
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders, basic	250,576	244,750	238,637
Dilutive effect of common stock equivalents	—	—	4,998
Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders, dilutive	250,576	244,750	243,635
Net income (loss) per share attributable to CrowdStrike common stockholders, basic	$(0.65)	$(0.06)	$0.30
Net income (loss) per share attributable to CrowdStrike common stockholders, diluted	$(0.65)	$(0.06)	$0.30

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Year Ended January 31,
	2026	2025	2024
RSUs and PSUs subject to future vesting	7,512	10,454	3,125
Shares of common stock issuable from stock options	885	1,217	1
Share purchase rights under the Employee Stock Purchase Plan	476	742	411
Potential common shares excluded from diluted net income (loss) per share	8,873	12,413	3,537
The above table excludes founder holdbacks related to business combinations where a variable number of shares will be issued upon vesting to settle a fixed monetary amount of $45.4 million, contingent upon continued employment with the Company. The share price will be determined based on the Company’s average stock price or the volume weighted average stock price five days prior to each vesting date. During the fiscal year ended January 31, 2026, 19,560 shares were issued to settle founder holdbacks at a weighted average price of $470.56 per share.
As of January 31, 2026, the above table also excludes 340,021 outstanding shares of in progress PSUs where pre-defined targets have not yet been achieved.
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
15. Strategic Plan
On May 6, 2025, the Company announced a strategic plan (the “Strategic Plan”) to evolve its operations to yield greater efficiencies as the Company continues to scale its business with focus and discipline to meet its goals. The Strategic Plan resulted in a reduction of roles representing approximately 500 positions, or 5%, of the Company’s global workforce.
The actions associated with the Strategic Plan were substantially completed as of January 31, 2026. For the fiscal year ended January 31, 2026, the Company recorded charges related to the Strategic Plan of $44.8 million, which consisted of $19.9 million related to severance payments and employee benefits, $17.9 million related to stock-based compensation expense, and $7.0 million for non-employee costs.

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Charges related to the Strategic Plan included in the consolidated statement of operations are as follows (in thousands):

Year Ended January 31, 2026
Subscription cost of revenue	$3,442
Professional services cost of revenue	3,271
Sales and marketing	8,975
Research and development	16,573
General and administrative	12,516
Total	$44,777
The following table summarizes the activities related to the Strategic Plan for the fiscal year ended January 31, 2026 (in thousands):

	Year Ended January 31, 2026
	Severance and Related Costs	Non-Employee Costs	Total
Liability, beginning of the period	$—	$—	$—
Charges	37,784	6,993	44,777
Payments	(19,858)	(6,957)	(26,815)
Non-cash items	(17,896)	—	(17,896)
Liability, end of the period	$30	$36	$66
As of January 31, 2026, the liability associated with the Strategic Plan is included in accrued payroll and benefits and accounts payable on the consolidated balance sheets.
16. Revision of Prior Period Financial Statements
As discussed in Note 1, during the fourth quarter of the fiscal year ended January 31, 2026, the Company identified an immaterial error related to the timing of recognition of stock-based compensation expense in prior periods associated with certain awards granted in the fiscal years ended January 31, 2022 and 2023. The Company evaluated the error and concluded that it was not material to its previously issued Consolidated Financial Statements. However, the impact of correcting the cumulative effect of the error as an out-of-period adjustment during the fiscal year ended January 31, 2026 would have been material.
The cumulative impact of this error to the fiscal years ended January 31, 2023 and 2022, in the amount of $29.3 million, has been reflected as an adjustment to the Accumulated deficit and Additional paid-in capital balances at February 1, 2023.
The following tables reflect the impacts of the revision to the previously filed financial statements for the fiscal years ended January 31, 2025 and 2024, respectively (in thousands, except per share data):
Consolidated Balance Sheets

	As of January 31, 2025
	As previously reported	Adjustments	As revised
Additional paid-in-capital	$4,367,070	$42,433	$4,409,503
Accumulated deficit	$(1,078,107)	$(42,433)	$(1,120,540)

CrowdStrike Holdings, Inc.
Notes to Consolidated Financial Statements
Consolidated Statements of Operations

	Year Ended January 31, 2025			Year Ended January 31, 2024
	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
Subscription cost of revenue	$835,509	$(931)	$834,578	$630,745	$1,998	$632,743
Professional services cost of services	155,972	(378)	155,594	124,978	1,208	126,186
Total cost of revenue	991,481	(1,309)	990,172	755,723	3,206	758,929
Gross profit	2,962,143	1,309	2,963,452	2,299,832	(3,206)	2,296,626
Sales and marketing	1,523,356	(355)	1,523,001	1,140,566	(291)	1,140,275
Research and development	1,076,901	(1,314)	1,075,587	768,497	11,822	780,319
General and administrative	482,316	(1,052)	481,264	392,764	2,409	395,173
Total operating expenses	3,082,573	(2,721)	3,079,852	2,301,827	13,940	2,315,767
Loss from operations	(120,430)	4,030	(116,400)	(1,995)	(17,146)	(19,141)
Income (loss) before provision for income taxes	54,534	4,030	58,564	122,817	(17,146)	105,671
Net income (loss)	(16,596)	4,030	(12,566)	90,585	(17,146)	73,439
Net income (loss) attributable to CrowdStrike	$(19,271)	$4,030	$(15,241)	$89,327	$(17,146)	$72,181
Net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	$(0.08)	$0.02	$(0.06)	$0.37	$(0.07)	$0.30
Diluted	$(0.08)	$0.02	$(0.06)	$0.37	$(0.07)	$0.30
There was no impact to the consolidated statements of cash flows from operating activities, investing activities, or financing activities for any period. The impact to the consolidated statements of comprehensive income (loss) is limited to the impact to net income (loss) as detailed above. The impact to the consolidated statements of stockholders’ equity is to Additional paid-in capital and Accumulated deficit for the same amounts as detailed above, with no resulting impact on Total stockholders’ equity as previously reported.
17. Subsequent Events
Subsequent to January 31, 2026 and through March 4, 2026, the Company repurchased 143,801 shares of its Class A common stock under the Share Repurchase Program at an average price of $351.97 per share, for an aggregate purchase price of $50.6 million. As of March 4, 2026, approximately $949.4 million remained available for future share repurchases under the Share Repurchase Program.
On January 7, 2026, the Company entered into a definitive agreement to acquire 100% of the equity interest of SGNL.AI, Inc., a leader in continuous identity. The acquisition closed on February 20, 2026. The total consideration transferred consisted of $627.9 million in cash, net of $9.4 million of cash acquired, and $8.9 million representing the fair value of replacement equity awards attributable to pre-acquisition service, subject to customary net working capital and purchase price adjustments. The cash consideration included cash held back in an escrow fund for a partial security for post-closing indemnification claims. The Company is currently finalizing the intangible assets valuation and purchase price allocation.
On January 12, 2026, the Company entered into a definitive agreement to acquire 100% of the equity interest of Seraphic Algorithms Ltd. (“Seraphic”), a leader in browser runtime security. The acquisition closed on February 3, 2026. The total consideration transferred consisted of $327.4 million in cash, net of $1.1 million of cash and restricted cash acquired, and $13.9 million representing the fair value of replacement equity awards attributable to pre-acquisition service, subject to customary net working capital and purchase price adjustments.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2026 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of January 31, 2026. The effectiveness of our internal control over financial reporting as of January 31, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended January 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION

During the three months ended January 31, 2026, certain of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” (as defined in Regulation S-K Item 408) for the sale of shares of our common stock, as set forth below, in amounts and prices determined in accordance with a formula set forth in each such plan:

Plans
Name and Title	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Number of Shares to be Sold	Expiration(3)
George Kurtz, President, Chief Executive Officer and Director	Adoption	January 16, 2026	X		Up to 627,500	Earlier of when all shares under the plan are sold and April 30, 2027.
Michael Sentonas, President	Modification	January 16, 2026	X		Up to 100,000(4)	Earlier of when all shares under the plan are sold and January 16, 2027.
Anurag Saha, Chief Accounting Officer	Modification	January 16, 2026	X		Up to 9,016(5)	Earlier of when all shares under the plan are sold and June 30, 2026.
(1)    Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2)    Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(3)    Each as subject to further early termination for certain specified events as set forth therein.
(4)    Mr. Sentonas’ previously adopted 10b5-1 Plan was entered into on June 24, 2025. The modified 10b5-1 Plan, including sales that have occurred to date under the original plan, provides for the sale of an aggregate of up to 100,000 shares of Class A common stock.
(5)    Mr. Saha’s previously adopted 10b5-1 Plan was entered into on March 24, 2025. The modified 10b5-1 Plan, including sales that have occurred to date under the original plan, provides for the sale of an aggregate of up to 9,016 shares of Class A common stock.
No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.
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
The information otherwise required by this Item will be included in our definitive proxy statement for our 2026 annual meeting of stockholders (the “2026 Proxy Statement”), which will be filed with the SEC within 120 days after the end of our fiscal year ended January 31, 2026, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION

As discussed in Note 1 and Note 16 of the Notes to the Consolidated Financial Statements included in this report, the Consolidated Financial Statements were revised for the fiscal years ended January 31, 2025 and January 31, 2024, and the unaudited interim periods within such years, to correct for an immaterial error related to the timing of recognition of stock-based compensation expense in prior periods associated with certain awards granted in the fiscal years ended January 31, 2023 and January 31, 2022. The revision required a recovery analysis of incentive-based executive compensation under the CrowdStrike Holdings, Inc. Compensation Recovery Policy filed as Exhibit 97.1 to this report. The Company determined that the revision had no recovery impact with respect to such incentive-based compensation because the immaterial error did not result in any current or former executive officer receiving excess compensation relative to what would have been earned by such executive officer had the financial results been properly reported.
Except as disclosed herein, the information required by this item is incorporated herein by reference to our 2026 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to our 2026 Proxy Statement.
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
ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38933	3.1	June 14, 2019
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	10-Q	001-38933	3.2	November 27, 2024
3.3	Certificate of Retirement of Class B common stock.	8-K	001-38933	3.1	December 13, 2024
4.1	Amended and Restated Stockholders Agreement among the Registrant and certain holders of its capital stock, dated as of June 21, 2018, as amended on September 25, 2018 and April 17, 2019.	S-1	333-231461	4.1	May 14, 2019
4.2	Amended and Restated Registration Rights Agreement among the Registrant and certain holders of its capital stock, dated as of June 21, 2018.	S-1	333-231461	4.2	May 14, 2019
4.3	Class A common stock certificate of the Registrant.	S-1/A	333-231461	4.3	May 29, 2019
4.4	Description of Registrant’s securities.	10-K	001-38933	4.4	March 10, 2025
4.5	Indenture dated as of January 20, 2021, between CrowdStrike Holdings, Inc. and U.S. Bank National Association, as trustee	8-K	001-38933	4.1	January 20, 2021
4.6	First Supplemental Indenture, dated as of January 20, 2021, between CrowdStrike Holdings, Inc. and U.S. Bank National Association, as trustee	8-K	001-38933	4.2	January 20, 2021
4.7	Form of 3.000% Senior Notes due 2029 (included in Exhibit 4.9)	8-K	001-38933	4.2	January 20, 2021
4.8	Second Supplemental Indenture, dated as of January 10, 2025, by and among CrowdStrike Holdings, Inc., CrowdStrike Financial Services, Inc. and U.S. Bank Trust Company, National Association, as successor to U.S. Bank National Association, as trustee	10-K	001-38933	4.8	March 10, 2025
10.1†	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1	333-231461	10.1	May 14, 2019
10.2†	2019 Equity Incentive Plan and related form agreement.	S-1/A	333-231461	10.2	May 29, 2019
10.3†	Form of Global Restricted Stock Unit Agreement Outside Directors – Annual Grant under the Company’s 2019 Equity Incentive Plan	10-Q	001-38933	10.1	September 3, 2020
10.4†	Form of Global Restricted Stock Unit Agreement Outside Directors – Initial Grant under the Company’s 2019 Equity Incentive Plan	10-K	001-38933	10.4	March 18, 2021
10.5†	CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan Global Performance Unit Agreement	10-Q	001-38933	10.1	June 3, 2020
10.6†	Amended and Restated 2011 Stock Incentive Plan and related form agreements.	S-1	333-231461	10.4	May 14, 2019
10.7†	Amended and Restated 2019 Employee Stock Purchase Plan and related form agreements.	10-Q	001-38933	10.2	September 1, 2021
10.8†	CrowdStrike Holdings, Inc. Corporate Incentive Plan.	10-Q	001-38933	10.1	June 1, 2023
10.9†	Outside Director Compensation Policy, as amended on June 19, 2025.	10-Q	001-38933	10.1	August 28, 2025
10.10†	Employment Agreement between the Registrant and George Kurtz, dated as of November 18, 2011.	S-1	333-231461	10.6	May 14, 2019
10.11†	Offer Letter between the Registrant and Burt W. Podbere, dated as of August 10, 2015.	S-1	333-231461	10.8	May 14, 2019
10.12	Office Lease Agreement between EQC Capitol Tower Property LLC and CrowdStrike, Inc., dated April 20, 2018.	10-K	001-38933	10.18	March 16, 2022

10.13	First Amendment to Office Lease Agreement between EQC Capitol Tower Property LLC and CrowdStrike, Inc., dated June 6, 2019.	10-K	001-38933	10.19	March 16, 2022
10.14†	Amended and Restated Performance Unit Agreement with George Kurtz, dated September 1, 2021, under the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan.	10-Q	001-38933	10.4	September 1, 2021
10.15†	Change in Control and Severance Agreement, dated as of September 1, 2021, by and between CrowdStrike Holdings, Inc. and George Kurtz.	10-Q	001-38933	10.3	September 1, 2021
10.16†	Performance Unit Agreement with Burt Podbere, dated January 12, 2022, under the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan.	8-K	001-38933	10.1	January 14, 2022
10.17†	Offer Letter between the Registrant and Shawn Henry, dated as of March 4, 2012.	10-Q	001-38933	10.2	June 4, 2021
10.18	Second Amendment to Office Lease between EQC Capitol Tower Property LLC and CrowdStrike, Inc., dated January 19, 2023	10-K	001-38933	10.26	March 9, 2023
10.19†	CrowdStrike, Inc. Deferred Compensation Plan Adoption Agreement, dated May 4, 2023.	10-K	001-38933	10.20	March 7, 2024
10.20†	CrowdStrike, Inc, Deferred Compensation Plan, dated January 1, 2023.	10-K	001-38933	10.21	March 7, 2024
10.21†	Offer Letter between CrowdStrike, Inc. and Michael Sentonas, dated as of March 22, 2021.	10-Q	001-38933	10.1	June 5, 2024
10.22†	Performance Unit Agreement with George Kurtz, dated December 22, 2025, under the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan.	8-K	001-38933	10.1	December 29, 2025
19.1	Insider Trading Policy	10-K	001-38933	19.1	March 10, 2025
21.1	List of Subsidiaries of the Registrant.					X
22.1	List of Subsidiary Guarantors					X
23.1	Consent of PricewaterhouseCoopers LLC, independent registered public accounting firm.					X
24.1	Power of Attorney (reference is made to the signature page hereto).					X
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Compensation Recovery Policy	10-K	001-38933	97.1	March 7, 2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document					X

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

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of March 4, 2026.

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

Signature	Title	Date

/s/ George Kurtz	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 4, 2026
George Kurtz

/s/ Burt W. Podbere	Chief Financial Officer (Principal Financial Officer)	March 4, 2026
Burt W. Podbere

/s/ Anurag Saha	Chief Accounting Officer (Principal Accounting Officer)	March 4, 2026
Anurag Saha

/s/ Gerhard Watzinger	Chairman of the Board of Directors	March 4, 2026
Gerhard Watzinger

/s/ Cary J. Davis	Director	March 4, 2026
Cary J. Davis

/s/ Denis J. O’Leary	Director	March 4, 2026
Denis J. O’Leary

/s/ Godfrey R. Sullivan	Director	March 4, 2026
Godfrey R. Sullivan

/s/ Johanna Flower	Director	March 4, 2026
Johanna Flower

/s/ Laura J. Schumacher	Director	March 4, 2026
Laura J. Schumacher

/s/ Roxanne S. Austin	Director	March 4, 2026
Roxanne S. Austin

/s/ Sameer K. Gandhi	Director	March 4, 2026
Sameer K. Gandhi