Form 10-Q
period 2026-04-30
CrowdStrike Holdings, Inc.
filed 2026-06-04
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑
As of May 28, 2026, the number of shares of the registrant’s common stock outstanding was 254,564,820.

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
•We have a history of losses, and while we have achieved profitability in certain periods, including the first quarter of fiscal 2027 and fiscal 2024, we may not be able to achieve or sustain profitability in the future.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CrowdStrike Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	April 30,	January 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$4,552,801	$5,230,125
Accounts receivable, net of allowance for credit losses of $3.1 million and $3.0 million as of April 30, 2026 and January 31, 2026, respectively	933,887	1,361,844
Deferred contract acquisition costs, current	353,869	447,455
Prepaid expenses and other current assets	461,063	379,695
Total current assets	6,301,620	7,419,119
Strategic investments	66,263	76,832
Property and equipment, net	1,066,204	976,331
Operating lease right-of-use assets	70,093	69,860
Deferred contract acquisition costs, noncurrent	743,200	655,658
Goodwill	2,267,493	1,363,294
Intangible assets, net	285,739	136,702
Other long-term assets	469,488	388,888
Total assets	$11,270,100	$11,086,684
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,221	$105,319
Accrued expenses	196,216	181,089
Accrued payroll and benefits	372,055	389,690
Operating lease liabilities, current	19,894	18,232
Deferred revenue	3,370,233	3,421,051
Other current liabilities	103,243	68,811
Total current liabilities	4,115,862	4,184,192
Long-term debt	745,843	745,471
Deferred revenue, noncurrent	1,351,960	1,332,387
Operating lease liabilities, noncurrent	55,606	56,374
Other liabilities, noncurrent	325,497	295,655
Total liabilities	6,594,768	6,614,079
Commitments and contingencies (Note 10)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of April 30, 2026 and January 31, 2026; no shares issued and outstanding as of April 30, 2026 and January 31, 2026.	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of April 30, 2026 and January 31, 2026; 254,537 shares and 253,363 shares issued and outstanding as of April 30, 2026 and January 31, 2026, respectively; Class B common stock, $0.0005 par value; 92,364 shares authorized as of April 30, 2026 and January 31, 2026; no shares issued and outstanding as of April 30, 2026 and January 31, 2026.	127	127
Additional paid-in capital	5,853,369	5,694,549
Accumulated deficit	(1,255,268)	(1,283,042)
Accumulated other comprehensive income	35,649	16,756
Total CrowdStrike Holdings, Inc. stockholders’ equity	4,633,877	4,428,390
Non-controlling interest	41,455	44,215
Total stockholders’ equity	4,675,332	4,472,605
Total liabilities and stockholders’ equity	$11,270,100	$11,086,684
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Revenue
Subscription	$1,320,853	$1,050,768
Professional services	64,776	52,666
Total revenue	1,385,629	1,103,434

Cost of revenue
Subscription	288,463	241,360
Professional services	53,814	46,515
Total cost of revenue	342,277	287,875

Gross profit	1,043,352	815,559

Operating expenses
Sales and marketing	488,674	439,211
Research and development	408,326	330,926
General and administrative	176,952	164,135
Total operating expenses	1,073,952	934,272

Loss from operations	(30,600)	(118,713)
Interest expense	(6,116)	(6,715)
Interest income	40,542	45,380
Other income (expense), net	35,237	(3,896)

Income (loss) before provision for income taxes	39,063	(83,944)

Provision (benefit) for income taxes	(6,903)	21,106

Net income (loss)	45,966	(105,050)
Net income (loss) attributable to non-controlling interest	18,192	(786)
Net income (loss) attributable to CrowdStrike	$27,774	$(104,264)

Net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	$0.11	$(0.42)
Diluted	$0.11	$(0.42)

Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	253,732	248,432
Diluted	257,881	248,432
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended April 30,
	2026	2025
Net income (loss)	$45,966	$(105,050)
Other comprehensive income:
Foreign currency translation adjustments	18,912	16,194
Unrealized loss on cash equivalents and short-term investments, net of tax	(19)	(746)
Other comprehensive income	18,893	15,448
Less: Comprehensive income (loss) attributable to non-controlling interest	18,192	(786)
Total comprehensive income (loss) attributable to CrowdStrike	$46,667	$(88,816)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Three Months Ended April 30, 2026 and 2025
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2026	253,363	$127	$5,694,549	$(1,283,042)	$16,756	$44,215	$4,472,605
Issuance of common stock upon exercise of options	66	—	683	—	—	—	683
Issuance of common stock under RSU and PSU release	1,275	1	(1)	—	—	—	—
Repurchases of common stock	(480)	(1)	(175,621)	—	—	—	(175,622)
Issuance of common stock for restricted stock awards	310	—	—	—	—	—	—
Issuance of common stock for founders holdbacks related to acquisitions	3	—	1,534	—	—	—	1,534
Issuance of common stock for payment of board of director fees	—	—	103	—	—	—	103
Stock-based compensation expense, net of founder revest	—	—	293,231	—	—	—	293,231
Capitalized stock-based compensation	—	—	15,942	—	—	—	15,942
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	22,949	—	—	—	22,949
Net income	—	—	—	27,774	—	18,192	45,966
Non-controlling interest	—	—	—	—	—	(20,952)	(20,952)
Other comprehensive income	—	—	—	—	18,893	—	18,893
Balances at April 30, 2026	254,537	$127	$5,853,369	$(1,255,268)	$35,649	$41,455	$4,675,332

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2025	247,872	$124	$4,409,503	$(1,120,540)	$(9,593)	$39,423	$3,318,917
Issuance of common stock upon exercise of options	74	—	634	—	—	—	634
Issuance of common stock under RSU and PSU release	1,128	1	(1)	—	—	—	—
Issuance of common stock for payment of board of director fees	—	—	88	—	—	—	88
Stock-based compensation expense, net of founder revest	—	—	246,186	—	—	—	246,186
Capitalized stock-based compensation	—	—	13,291	—	—	—	13,291
Net loss	—	—	—	(104,264)	—	(786)	(105,050)
Non-controlling interest	—	—	—	—	—	1,500	1,500
Other comprehensive income	—	—	—	—	15,448	—	15,448
Balances at April 30, 2025	249,074	$125	$4,669,701	$(1,224,804)	$5,855	$40,137	$3,491,014
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)(unaudited)

	Three Months Ended April 30,
	2026	2025
Operating activities
Net income (loss)	$45,966	$(105,050)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	75,522	56,423
Amortization of intangible assets	12,405	7,634
Amortization of deferred contract acquisition costs	98,856	102,903
Non-cash operating lease cost	4,927	4,186
Stock-based compensation expense	297,703	247,661
Deferred income taxes	(10,831)	(1,681)
Realized gains on strategic investments	(36,362)	—
Non-cash interest expense	470	1,088
Change in fair value of strategic investments	—	1,579
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable, net	428,834	319,871
Deferred contract acquisition costs	(92,702)	(102,803)
Prepaid expenses and other assets	(74,992)	(20,995)
Accounts payable	(54,354)	(83,228)
Accrued expenses and other liabilities	(43,990)	(43,763)
Accrued payroll and benefits	(19,634)	(37,848)
Operating lease liabilities	(4,161)	(4,586)
Deferred revenue	(36,720)	42,716
Net cash provided by operating activities	590,937	384,107
Investing activities
Purchases of property and equipment	(97,624)	(85,751)
Capitalized internal-use software and website development costs	(22,571)	(17,437)
Purchases of strategic investments	(400)	(374)
Proceeds from sales of strategic investments	10,197	3,146
Business acquisitions, net of cash and restricted cash acquired	(881,376)	—
Purchases of deferred compensation investments	(2,348)	(1,459)
Proceeds from the sale of deferred compensation investments	69	45
Net cash used in investing activities	(994,053)	(101,830)
Financing activities
Proceeds from issuance of common stock upon exercise of stock options	683	634
Distributions to non-controlling interest holders	(20,952)	—
Capital contributions from non-controlling interest holders	—	1,500
Repurchases of common stock	(175,622)	—
Net cash provided by (used in) financing activities	(195,891)	2,134
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	116	6,546
Net increase (decrease) in cash, cash equivalents and restricted cash	(598,891)	290,957
Cash, cash equivalents and restricted cash at beginning of period	5,314,617	4,324,666
Cash, cash equivalents, and restricted cash	$4,715,726	$4,615,623
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$4,552,801	$4,614,153
Restricted cash included in prepaid expenses and other current assets	39,207	1,470
Restricted cash included in other long-term assets	123,718	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$4,715,726	$4,615,623
Supplemental disclosure of cash flow information:
Interest paid	$11,250	$11,250
Income taxes paid, net of refunds received	23,314	17,026
Supplemental disclosure of non-cash investing and financing activities:
Net increase (decrease) in property and equipment included in accounts payable and accrued expenses	30,951	(32,212)
Equity consideration for acquisitions	22,949	—
Operating lease liabilities arising from obtaining operating right-of-use assets	4,398	—
Proceeds from sales of strategic investments not yet received	7,705	1,846
Stock-based compensation included in capitalized software development costs and fixed assets	15,832	13,291
Restricted cash held in escrow for purchase consideration for business combinations	74,000	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Description of Business and Significant Accounting Policies
Business
CrowdStrike Holdings, Inc. (and/or its subsidiaries, as applicable, the “Company”) was formed on November 7, 2011. The Company is a global cybersecurity leader that delivers an AI-native platform designed for the agentic era and is purpose-built to stop breaches. The Company’s unified, cloud-delivered platform provides protection across endpoints, cloud workloads, identity, and data through a software as a service (“SaaS”) subscription-based model, spanning multiple large and strategic markets, including endpoint protection, security and IT operations, managed detection and response, Next-Gen SIEM, cloud and identity security, threat intelligence, data protection, exposure management, and AI security capabilities. The Company conducts its business in the United States and internationally, including Australia, Canada, Germany, India, Israel, Japan, Romania, Spain, and the United Kingdom.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2026, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three months ended April 30, 2026 are not necessarily indicative of the results to be expected for the year ending January 31, 2027 or for any other interim period or for any other future year.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the SEC on March 5, 2026.
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
In February 2026, the Company completed an assessment of the estimated period of benefit of commissions earned upon the initial acquisition of a contract, or subsequent upsell, and determined that it should increase from four to five years. This change in estimate was effective beginning in fiscal year 2027. Based on the carrying value of the related deferred contract acquisition costs as of January 31, 2026, the effect of this change in estimate for the three months ended April 30, 2026 was a reduction in sales commission expense of $27.9 million.

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
There were no channel partners or direct customers who represented 10% or more of the Company’s accounts receivable as of April 30, 2026 or January 31, 2026.
There were no channel partners or direct customers who represented 10% or more of the Company’s total revenue for each of the three months ended April 30, 2026 or April 30, 2025.
As of April 30, 2026, one end user represented 13% of the Company’s financing receivables. As of January 31, 2026, two end users represented 10% or more of the Company’s financing receivables, and in aggregate represented 27% of the Company’s financing receivables.
Significant Accounting Policies
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026. There have been no significant changes to these policies that have had a material impact on the Company’s condensed consolidated financial statements and related notes for the three months ended April 30, 2026.
Revision of Prior Period Financial Statements
As previously disclosed in the Fiscal 2026 Annual Report on Form 10-K, in connection with the preparation of its fiscal year 2026 financial statements, the Company identified an immaterial error related to the timing of recognition of stock-based compensation expense associated with certain awards granted in the fiscal years ended January 31, 2022 and 2023. Further information regarding the error and related revisions is included in Note 16, “Revision of Prior Period Financial Statements.”
Recently Adopted Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The standard should be applied prospectively, and is effective for annual periods, including interim reporting periods, beginning after December 15, 2025, with early adoption permitted. The Company adopted ASU 2025-05 on February 1, 2026 and the adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis are as follows (in thousands):

	April 30, 2026				January 31, 2026
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents(1)
Money market funds	$910,070	$—	$—	$910,070	$1,407,062	$—	$—	$1,407,062
U.S. Treasury securities	—	795,315	—	795,315	—	598,398	—	598,398
Other assets
Deferred compensation investments	15,529	—	—	15,529	12,710	—	—	12,710
Total assets	$925,599	$795,315	$—	$1,720,914	$1,419,772	$598,398	$—	$2,018,170

(1)Cash equivalents exclude $1.4 billion of time deposits, which are carried at cost and approximate fair value as of April 30, 2026.
There were no transfers between the levels of the fair value hierarchy during the periods presented.
As of April 30, 2026 and January 31, 2026, the Company’s U.S. Treasury securities are carried at fair value and there were no material realized or unrealized gains or losses, either individually or in aggregate.
The total estimated fair value of the Company’s financing receivables approximates their carrying amounts as of April 30, 2026 and January 31, 2026. The fair value of the Company’s financing receivables is considered to be a Level 3 measurement as unobservable inputs are used in determining discounted cash flows to estimate fair value.
Strategic Investments
The Company’s investments of privately held securities as of April 30, 2026, consisted of the following (in thousands):

Privately held equity securities
Initial total cost	$64,438
Cumulative net gains	1,825
Carrying amount, end of period	$66,263
The Company’s investments of privately held securities as of January 31, 2026, consisted of the following (in thousands):

Privately held equity securities
Initial total cost	$75,007
Cumulative net gains	1,825
Carrying amount, end of period	$76,832
As of April 30, 2026 and January 31, 2026, the cumulative net gains of $1.8 million are comprised of upward adjustments of $7.3 million, less downward adjustments and impairment of $5.5 million.
Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Unrealized losses recognized on privately held equity securities, including impairment	$—	$(1,579)
Unrealized losses	$—	$(1,579)

Realized gains recognized on sales of privately held equity securities	$36,362	$—
Realized gains	$36,362	$—
Gains (losses) on strategic investments, net	$36,362	$(1,579)

Unrealized losses recognized during the reporting period on privately held equity securities still held at the reporting date	$—	$(1,579)
Unrealized gains recognized on privately held equity securities include upward adjustments from equity securities accounted for under the measurement alternative while unrealized losses recognized on privately held equity securities include downward adjustments and impairment.

Realized gains and losses recognized on sales of privately held equity securities reflect the difference between the sale proceeds and the carrying value of the security at the beginning of the period or the purchase date, if later.
3. Financing Receivables
The Company’s short-term and long-term financing receivables were as follows (in thousands):

	April 30, 2026	January 31, 2026
Short-term financing receivables, gross	$107,523	$81,723
Unearned income	(15,933)	(13,236)
Allowance for credit losses	(2,417)	(1,002)
Short-term financing receivables, net	$89,173	$67,485

Long-term financing receivables, gross	$239,472	$213,601
Unearned income	(19,133)	(17,847)
Allowance for credit losses	(2,984)	(1,648)
Long-term financing receivables, net	$217,355	$194,106
The Company’s amortized cost basis of financing receivables categorized by internal risk rating and year of origination was as follows (in thousands):

	April 30, 2026				January 31, 2026
	Fiscal Year of Origination				Fiscal Year of Origination
Internal Risk Rating(1)	2027	2026	2025	Total	2026	2025	Total
1 to 4	$22,645	$113,274	$17,597	$153,516	$127,440	$17,374	$144,814
5 to 6	48,777	81,110	23,944	153,831	91,249	23,719	114,968
7 to 9	—	4,582	—	4,582	4,459	—	4,459
Amortized cost basis of financing receivables	$71,422	$198,966	$41,541	$311,929	$223,148	$41,093	$264,241
(1)Internal risk ratings are determined based on the end-user’s financial condition and are categorized as 1 through 9, with the lowest rating representing the highest quality. Credit quality indicators are generally updated at least annually, or more frequently to the extent required by economic conditions.
There was no significant activity in allowance for credit losses during the three months ended April 30, 2026 and April 30, 2025. Past due amounts on financing receivables were not material as of April 30, 2026 or January 31, 2026.
4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses were $274.4 million and $232.2 million as of April 30, 2026 and April 30, 2025, respectively. Other current assets were $186.6 million and $64.0 million as of April 30, 2026 and April 30, 2025, respectively.

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	April 30, 2026	January 31, 2026
Data center and other computer equipment	$1,117,048	$1,058,690
Capitalized internal-use software and website development costs	413,501	383,119
Leasehold improvements	63,205	54,305
Purchased software	18,844	18,628
Furniture and equipment	13,886	12,752
Construction in progress	282,393	219,509
	1,908,877	1,747,003
Less: Accumulated depreciation and amortization	(842,673)	(770,672)
Property and equipment, net	$1,066,204	$976,331
Construction in progress primarily includes data center equipment purchased that has not yet been placed in service. Data center equipment that was purchased but not yet been placed into service was $225.0 million as of April 30, 2026.
Depreciation and amortization expense of property and equipment was $75.5 million and $56.4 million during the three months ended April 30, 2026 and April 30, 2025, respectively.
There was no impairment of property and equipment during the three months ended April 30, 2026 and April 30, 2025. The Company capitalized $21.4 million and $29.5 million in internal-use software and website development costs during the three months ended April 30, 2026 and April 30, 2025, respectively. Amortization expense associated with internal-use software and website development costs totaled $23.5 million and $17.5 million during the three months ended April 30, 2026 and April 30, 2025, respectively. The net book value of capitalized internal-use software and website development costs was $182.6 million and $184.7 million as of April 30, 2026 and January 31, 2026, respectively.
Intangible Assets, Net
Total intangible assets, net consisted of the following (dollars in thousands):

	April 30, 2026			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$364,107	$101,453	$262,654	77
Customer relationships	25,375	12,974	12,401	51
Intellectual property and other acquired intangible assets	15,828	5,144	10,684	98
Total	$405,310	$119,571	$285,739

	January 31, 2026			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$202,561	$90,199	$112,362	54
Customer relationships	25,383	12,122	13,261	53
Intellectual property and other acquired intangible assets	15,854	4,775	11,079	100
Total	$243,798	$107,096	$136,702
Amortization expense of intangible assets was $12.4 million and $7.6 million during the three months ended April 30, 2026 and April 30, 2025, respectively.

The estimated aggregate future amortization expense of intangible assets as of April 30, 2026 was as follows (in thousands):

Total
Fiscal 2027 (remaining nine months)	$39,799
Fiscal 2028	52,371
Fiscal 2029	49,351
Fiscal 2030	39,974
Fiscal 2031	31,886
Thereafter	72,358
Total future amortization expense	$285,739
Developed technology, customer relationships, intellectual property and other acquired intangible assets are amortized over their estimated useful lives, generally on a straight-line basis, for periods ranging from 2 to 20 years.
Goodwill
The change in goodwill during the three months ended April 30, 2026 consisted of the following (in thousands):

Amounts
Goodwill as of January 31, 2026	$1,363,294
Goodwill acquired(1)	886,587
Foreign currency translation	17,612
Goodwill as of April 30, 2026	$2,267,493

(1)Goodwill acquired resulted from the acquisitions of SGNL.AI, Inc. (“SGNL”), and Seraphic Algorithms Ltd. (“Seraphic”). Refer to Note 11 for additional information.
Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following (in thousands):

	April 30, 2026	January 31, 2026
Accrued commissions	$144,768	$207,378
Accrued payroll and related expenses	102,134	100,915
Employee Stock Purchase Plan	78,534	36,193
Accrued bonuses	46,619	45,204
Accrued payroll and benefits	$372,055	$389,690
5. Debt
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
The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs, and accretion of debt discount was $6.0 million during the three months ended April 30, 2026 and 2025.
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
As of April 30, 2026, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.
Based on the trading prices of the Senior Notes, the fair value of the Senior Notes was approximately $715.4 million and $718.2 million as of April 30, 2026 and January 31, 2026, respectively. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.
6. Income Taxes
The Company recognized income tax expense (benefit) of $(6.9) million and $21.1 million for the three months ended April 30, 2026 and April 30, 2025, respectively. The tax benefit for the three months ended April 30, 2026 was primarily attributable to income tax benefit recognized in the current period resulting from the realization of deferred tax assets in connection with recent acquisitions and excess tax benefits offset by income taxes in the jurisdictions where the Company operates. The tax expense for the three months ended April 30, 2025 was primarily attributable to income taxes on earnings and withholding taxes in certain foreign jurisdictions.
The Company’s effective tax rates were (17.7)% and (25.1)% for the three months ended April 30, 2026 and April 30, 2025, respectively. The difference in the effective tax rate for the three months ended April 30, 2026 from the U.S. statutory tax rate is primarily due to income tax benefits recognized in the current period resulting from the realization of deferred tax assets in connection with recent acquisitions and excess tax benefits offset by income taxes in the jurisdictions where the Company operates. The effective tax rate for the three months ended April 30, 2025 differs from the U.S. statutory tax rate primarily due to income taxes in foreign jurisdictions, withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business, and certain foreign jurisdictions where the Company does not benefit from losses and tax credits.
Total gross unrecognized tax benefits were $141.3 million and $137.8 million as of April 30, 2026 and January 31, 2026, respectively, which is primarily attributable to research and development credits. As of April 30, 2026 and January 31, 2026, there were approximately $42.8 million and $41.0 million, respectively, of unrecognized tax benefits, which, if recognized, would affect the Company’s effective tax rate due to the full valuation allowance. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of the income tax provision in the condensed consolidated statements of operations. The Company had incurred $7.4 million and $6.6 million of interest and penalties related to unrecognized tax benefits as of April 30, 2026 and January 31, 2026.

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
The Company maintains a full valuation allowance on U.S. federal and state and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits, which the Company has determined are not realizable on a more-likely-than-not basis. The Company evaluates the need for a valuation allowance on a quarterly basis.
7. Leases
Operating Leases
The Company has entered into non-cancelable operating lease agreements with various expiration dates through fiscal 2039. Certain lease agreements include options to renew or terminate the lease, which are not reasonably certain to be exercised and therefore are not factored into the determination of lease payments.
The maturities of the Company’s non-cancelable operating lease liabilities are as follows (in thousands):

Total
Fiscal 2027 (remaining nine months)	$16,168
Fiscal 2028	21,854
Fiscal 2029	15,208
Fiscal 2030	12,263
Fiscal 2031	8,224
Thereafter	12,197
Total operating lease payments	85,914
Less: imputed interest	(10,414)
Present value of operating lease liabilities	$75,500
As of April 30, 2026, the Company has entered into non-cancelable operating leases, with lease terms greater than 12 months that have not yet commenced, with undiscounted future minimum payments of $103.7 million, which have been excluded from the table above. The operating leases are expected to commence in October 2026 and August 2027, with lease terms between 11.2 and 11.3 years, respectively.

8. Stock-Based Compensation
Stock Incentive Plan
In May 2019, the Company’s board of directors adopted, and the stockholders approved the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) with the purpose of granting stock-based awards to employees, directors, officers, and consultants, including stock options, restricted stock awards, restricted stock units (“RSUs”), performance-based stock units (“PSUs”), and the Special PSU Awards ( as defined below). A total of 8,750,000 shares of Class A common stock were initially available for issuance under the 2019 Plan. The Company’s compensation committee administers the 2019 Plan. The number of shares of the Company’s common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each fiscal year beginning on February 1, 2020, equal to the lesser of: (i) two percent (2%) of outstanding shares of the Company’s capital stock as of the last day of the immediately preceding fiscal year or (ii) such other amount as the Company’s board of directors may determine.
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
Stock options granted during the three months ended April 30, 2026 were immaterial. There were no stock options granted during the three months ended April 30, 2025.
The following table is a summary of stock option activity for the three months ended April 30, 2026:

	Number of Shares	Weighted-Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2026	932	$12.38
Granted	91	$17.75
Exercised	(66)	$10.41
Canceled	—	$18.46
Options outstanding at April 30, 2026	957	$13.02
Options vested and expected to vest at April 30, 2026	957	$13.02
Options exercisable at April 30, 2026	834	$11.28
There were no options that were unvested and exercisable as of April 30, 2026.
The aggregate intrinsic value of options vested and exercisable was $362.5 million and $381.0 million as of April 30, 2026 and January 31, 2026, respectively. The weighted-average remaining contractual term of options vested and exercisable was 2.5 years and 2.6 years as of April 30, 2026 and January 31, 2026, respectively.
The per share weighted-average grant date fair value of all options granted was $381.90 during the three months ended April 30, 2026 and none during the three months ended April 30, 2025. The total intrinsic value of all options exercised was $26.0 million and $26.7 million during the three months ended April 30, 2026 and April 30, 2025, respectively.
The aggregate intrinsic value of stock options outstanding as of April 30, 2026 and January 31, 2026 was $414.1 million and $399.9 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 3.3 years and 2.9 years as of April 30, 2026 and January 31, 2026, respectively.
Total unrecognized stock-based compensation expense related to unvested options was $42.0 million as of April 30, 2026. This expense is expected to be amortized over a weighted-average vesting period of 2.4 years.

Restricted Stock Units
RSUs granted under the 2019 Plan are generally subject to only a service-based vesting condition. The service-based vesting condition is generally satisfied based on one of the following vesting schedules: (i) vesting of one-fourth of the RSUs on the first “Company vest date” (defined as March 20, June 20, September 20, or December 20) on or following the one-year anniversary of the vesting commencement date with the remainder of the RSUs vesting in twelve equal quarterly installments thereafter, subject to continued service, or (ii) vesting in sixteen equal quarterly installments, subject to continued service. The valuation of these RSUs is based solely on the fair value of the Company’s stock on the date of grant.
Total unrecognized stock-based compensation expense related to unvested RSUs was $2.4 billion as of April 30, 2026. This expense is expected to be amortized over a weighted-average vesting period of 2.6 years.
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
Total unrecognized stock-based compensation expense related to unvested PSUs was $351.5 million as of April 30, 2026, which reflects the Company’s updated assessment of the likelihood of satisfying the performance conditions. This expense is expected to be amortized over a weighted-average vesting period of 1.4 years.
Special PSU Awards
In fiscal 2026 and 2027, the Company’s board of directors approved performance-based equity awards (the “2026 Special PSU Award” and “2027 Special PSU Awards,” respectively) under the Company’s 2019 Plan, consisting of PSUs with targets of 300,000 and 175,000 PSUs, respectively, that can result in as few as zero shares of the Company’s Class A common stock being issued if the Company’s stock price performance is below the 25th percentile of the companies in the S&P 500 over a three-year period beginning on December 22, 2025 and ending on December 22, 2028, and up to 600,000 and 350,000 shares, respectively, being issued if the Company’s stock price performance meets or exceeds the 90th percentile of the companies in the S&P 500. The 2027 Special PSU Awards are subject to an additional service condition following the performance period, which will be satisfied in four equal quarterly installments on March 20, June 20, September 20, and December 20, 2029, subject to the grantees’ continued employment with the Company through each applicable vesting date.
The Company measured the fair value of each award on the respective grant date using a Monte Carlo simulation valuation model. The risk-free interest rates used were 3.50% and 3.73%, respectively, based on the term-matched zero-coupon-risk-free interest rate derived from the Treasury Constant Maturities yield curve for a period commensurate with the expected term of the award on the grant date. The expected volatilities used were 44.83% and 45.95%, respectively, calculated based on the daily stock price returns for the Company over a lookback period commensurate with the expected term of the award on the grant date.
In fiscal 2022 the Company’s board of directors granted 655,000 PSUs (the “2022 Special PSU Awards” and, together with the 2026 Special PSU Award and 2027 Special PSU Awards, the “Special PSU Awards”). The 2022 Special PSU Awards vest upon the satisfaction of the Company’s achievement of specified stock price hurdles, which are based on the average of the closing stock price per share of the Company’s Class A common stock during any 45 consecutive trading day period during the applicable performance period, and a service-based vesting condition. The service condition applicable to each tranche of the 2022 Special PSU Awards will be satisfied in installments as follows, subject to continued employment with the Company through each applicable vesting date: (i) 50% of the 2022 Special PSU Awards underlying the applicable tranche will service vest on the first anniversary of the vesting commencement date applicable to such tranche of the 2022 Special PSU Awards (i.e., February 1, 2022, February 1, 2023, February 1, 2024, and February 1, 2025) and (ii) the remaining PSUs with respect to such tranche will thereafter service vest in four equal quarterly installments of 12.5%.
The Company measured the fair value of the 2022 Special PSU Awards on the respective grant dates using a Monte Carlo simulation valuation model. The risk-free interest rates used were 0.85% - 1.51%, which were based on the zero-coupon-risk-free interest rate derived from the Treasury Constant Maturities yield curve for a period commensurate with the expected term of the award on the grant date. The expected volatilities used were 54.89% - 55.36%, which were calculated based on an equal blend of the Company’s historical volatility calculated from daily stock price returns over a 2.21 - 2.58 year lookback from the grant date and the Company’s implied volatility as of the grant date.

Total unrecognized stock-based compensation expense related to the unvested portion of the Special PSU Awards was $258.0 million as of April 30, 2026. This expense is expected to be amortized over a weighted-average vesting period of 2.6 years.
The following table is a summary of RSUs, PSUs and the Special PSU Awards activities for the three months ended April 30, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2026	7,852	$297.62
Granted	2,750	$419.21
Released	(1,275)	$248.29
Performance adjustment (1)	287	$387.11
Forfeited	(125)	$278.98
RSUs and PSUs outstanding at April 30, 2026	9,489	$342.43
RSUs and PSUs expected to vest at April 30, 2026 (2)	8,987	$343.54
(1)The performance adjustment represents adjustments in shares outstanding due to the actual achievement of performance-based awards, the achievement of which was based upon pre-defined financial performance targets.
(2)Excludes in progress PSUs, the 2026 Special PSU Award, and the 2027 Special PSU Awards where pre-defined targets have not yet been achieved.
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
Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued as of April 30, 2026 and January 31, 2026 totaled $78.5 million and $36.2 million, respectively, and are included within accrued payroll and benefits in the condensed consolidated balance sheets.

The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of employee stock purchase rights granted under the Company’s ESPP:

Three Months Ended April 30,
	2026	2025
Expected term (in years)	0.5 – 2.0	0.5 – 2.0
Risk-free interest rate	3.5% – 5.2%	3.4% – 5.3%
Expected stock price volatility	41.0% – 59.8%	40.8% – 59.8%
Dividend yield	—%	—%
Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Subscription cost of revenue	$22,301	$23,077
Professional services cost of revenue	9,466	9,380
Sales and marketing	69,899	64,780
Research and development	125,771	104,088
General and administrative	70,266	46,336
Total stock-based compensation expense	$297,703	$247,661

9. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service (in thousands, except percentages):

	Three Months Ended April 30,
	2026		2025
	Amount	% Revenue	Amount	% Revenue
United States	$913,725	66%	$741,852	67%
Europe, Middle East, and Africa	235,339	17%	176,442	16%
Asia Pacific	146,176	11%	112,827	10%
Other	90,389	6%	72,313	7%
Total revenue	$1,385,629	100%	$1,103,434	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the three months ended April 30, 2026 and April 30, 2025.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $1.2 billion and $950.9 million for the three months ended April 30, 2026 and April 30, 2025, respectively, which was included in the corresponding contract liability balance at the beginning of the period.

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
Changes in deferred revenue were as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
Beginning balance	$4,753,438	$3,728,677
Additions to deferred revenue	1,354,384	1,146,152
Recognition of deferred revenue	(1,385,629)	(1,103,434)
Ending balance	$4,722,193	$3,771,395
Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancelable. Customers generally have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of April 30, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $8.8 billion. The Company expects to recognize approximately 52% of the remaining performance obligations in the 12 months following April 30, 2026, and 42% of the remaining performance obligations between 13 to 36 months, with the remainder to be recognized thereafter.
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
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to referral partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of five years, while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of less than one year. Commissions are included in sales and marketing expense in the condensed consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the three months ended April 30, 2026 or April 30, 2025.

The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended April 30,
	2026	2025
Beginning balance	$1,103,113	$847,950
Capitalization of contract acquisition costs	92,812	102,803
Amortization of deferred contract acquisition costs	(98,856)	(102,903)
Ending balance	$1,097,069	$847,850

Deferred contract acquisition costs, current	$353,869	$351,805
Deferred contract acquisition costs, noncurrent	743,200	496,045
Total deferred contract acquisition costs	$1,097,069	$847,850
10. Commitments and Contingencies
July 19 Incident
On July 19, 2024, the Company released a content configuration update for its Falcon sensor that resulted in system crashes for certain Windows systems (the “July 19 Incident”). The Company is subject to a number of legal proceedings in connection with the July 19 Incident, including:

•On August 5, 2024, a putative class action was filed against CrowdStrike, Inc. in the Western District of Texas in relation to passenger airline flight disruptions allegedly caused by the July 19 Incident. On August 19, 2024, a second putative class action was filed against the Company and CrowdStrike, Inc. in the Western District of Texas, making similar allegations in relation to passenger airline flight disruptions. On November 6, 2024, these two lawsuits were consolidated, and interim class counsel was appointed. On December 6, 2024, a consolidated class action complaint was filed, which, among other things, asserts causes of action for negligence and public nuisance, and seeks certification of a nationwide class, as well as several state sub-classes of citizens of California, Ohio, Pennsylvania, Iowa, and Nevada. The putative classes are comprised of individuals who allegedly had a flight delayed or canceled as a result of the July 19 Incident. The consolidated complaint seeks unspecified monetary damages, certain injunctive relief, costs, and attorneys’ fees. On February 4, 2025, the Company and CrowdStrike, Inc. filed a motion to dismiss the consolidated complaint. On June 18, 2025, the district court granted the Company and CrowdStrike, Inc.’s motion to dismiss the consolidated complaint and entered a final judgment. On June 25, 2025, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On May 20, 2026, the Fifth Circuit affirmed the district court’s dismissal.

•On September 4, September 11, and September 20, 2024, three derivative lawsuits were filed against certain of the Company’s officers and directors, and against the Company as nominal defendant, in federal court in the Western District of Texas alleging various claims, including breach of fiduciary duty, unjust enrichment, and violations of federal securities laws. On November 21, 2024, all three cases were consolidated and stayed pending resolution of the putative securities class action described above. On April 16, 2026, the court ordered the consolidated lawsuits dismissed. On April 10, 2025, two additional derivative lawsuits were filed against certain of the Company’s officers and directors, and against the Company as nominal defendant, in federal court in the Western District of Texas, asserting similar claims and seeking similar relief as the previously filed derivative lawsuits. On May 23, 2025, these lawsuits were consolidated with each other. On July 18, 2025, these consolidated lawsuits were stayed pending resolution of the putative securities class action described above. On April 7, 2026, the court ordered the consolidated lawsuits dismissed. On July 3 and July 17, 2025, two additional derivative lawsuits were filed against certain of the Company’s officers and directors, and against the Company as a nominal defendant, in the Delaware Court of Chancery, asserting similar claims and seeking similar relief as the previously filed derivative lawsuits. On August 18, 2025, these two lawsuits were consolidated and stayed pending resolution of the putative securities class action described above. On March 18, 2026, the court ordered the consolidated lawsuits dismissed.

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
Amounts accrued and expenses incurred, net of insurance receivable recorded, associated with the July 19 Incident and related matters during the three months ended April 30, 2026 were as follows (in thousands):

Amounts
Balance at January 31, 2026	$15,498
Expenses incurred, net of insurance receivable recorded (1)	18,128
Payments made / cash received	(16,523)
Balance at April 30, 2026	$17,103
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
In addition to customer commitment packages, the Company has made an immaterial amount of settlement offers to certain customers in response to the July 19 Incident. These amounts are, or will be, entirely offset by recoveries under the Company’s insurance policies. Accordingly, there is no impact on the Company’s condensed consolidated statement of operations during the three months ended April 30, 2026. The customer payables and insurance receivables were recorded as accrued expenses and as prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet as of April 30, 2026, respectively.

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
Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase products and services such as data center capacity, advertising, technology, equipment, office renovations, corporate events, and consulting services. A summary of non-cancelable purchase obligations in excess of one year as of April 30, 2026, with expected date of payment is as follows (in thousands):

Total Commitments
Fiscal 2027 (remaining nine months)	$369,516
Fiscal 2028	678,758
Fiscal 2029	680,755
Fiscal 2030	520,424
Fiscal 2031	209,224
Thereafter	160,082
Total purchase commitments	$2,618,759
Subsequent to April 30, 2026, the Company entered into a non-cancellable purchase commitment in the amount of $1.7 billion, commencing from the second quarter of fiscal 2027 through fiscal 2037. This commitment is excluded from the table above and will be included in the table in subsequent periods.
Unfunded Loan Commitments
The Company provides financing arrangements for certain qualified end-users to purchase its products and services. When the Company enters into these financing arrangements with the end-users, the funds provided by the Company for the sales transactions do not always occur immediately upon signing, depending on the terms of the arrangements. The Company estimates an allowance for credit losses on these off-balance sheet credit exposures at each reporting period on the contractual period over which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. As of April 30, 2026, the Company had non-cancelable unfunded commitments totaling approximately $34.8 million.
Warranties and Indemnification
The Company’s cloud computing services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s online help documentation under normal use and circumstances. In addition, for its Falcon Complete customers, the Company offers a limited warranty, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. The Company has entered into an insurance policy to reduce its potential liability arising from such limited warranty arrangements. The Company’s customer arrangements generally include certain provisions for indemnifying customers against losses suffered or incurred as a result of third-party claims that the Company’s products or services infringe a third party’s intellectual property rights. From time to time, the Company has also agreed to certain other indemnifications and warranties. The Company has not incurred any material costs because of such obligations and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of April 30, 2026 or January 31, 2026.

The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of April 30, 2026 or January 31, 2026.
11. Acquisitions
SGNL.AI, Inc.
On February 20, 2026, the Company acquired 100% of the equity interest of SGNL.AI, Inc. (“SGNL”), a leader in continuous identity security.
The acquisition has been accounted for as a business combination. The total consideration transferred consisted of $627.9 million in cash, net of $9.4 million of cash and restricted cash acquired, and $9.2 million representing the fair value of replacement equity awards attributable to pre-acquisition service, subject to customary net working capital and purchase price adjustments. The remaining fair value of these replacement awards attributed to post-combination service was excluded from the purchase price. The cash consideration included cash held back in an escrow fund for a partial security for post-closing true-up adjustments and post-closing indemnification claims. The purchase price was allocated on a preliminary basis, subject to working capital adjustment and continuing management analysis, to developed technology of $87.9 million with a useful life of 96 months, net tangible liabilities of $11.9 million, and goodwill of $561.1 million, which was allocated to the Company’s one reporting unit and represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The fair value of the developed technology was estimated using the relief-from-royalty method under the income approach. The goodwill was primarily attributable to the assembled workforce of SGNL, planned growth in new markets, and synergies expected to be achieved from the integration of SGNL. Goodwill is not deductible for income tax purposes.
Per the terms of the merger agreement with SGNL, certain unvested stock options held by SGNL employees were canceled and exchanged for replacement stock options under the 2019 Plan. Additionally, certain shares of SGNL stock held by SGNL employees were exchanged for the right to receive shares of the Company’s common stock, subject to service-based vesting conditions. Further, the Company granted RSUs and PSUs under the 2019 Plan to certain continuing employees. The awards that are subject to continued service are recognized ratably as stock-based compensation cost over the requisite service period. The awards that are subject to both continued service and specified performance targets are recognized over the requisite service period when it is probable that the performance condition will be satisfied.
Acquisition costs incurred during the three months ended April 30, 2026 were immaterial.
The results of operations for the acquisition have been included in the Company’s condensed consolidated financial statements from the date of acquisition. The acquisition of SGNL did not have a material impact on the Company’s condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
Seraphic Algorithms Ltd.
On February 3, 2026, the Company completed the acquisition of the remaining 90.6% of the equity interest in Seraphic Algorithms Ltd. (“Seraphic”), a leader in browser runtime security. Prior to the acquisition, the Falcon Funds held 9.4% of the outstanding equity interests of Seraphic, which was accounted for under the measurement alternative.
The acquisition has been accounted for as a business combination. The total consideration transferred consisted of $327.5 million in cash, net of $1.1 million of cash and restricted cash acquired, and $13.7 million representing the fair value of replacement equity awards attributable to pre-acquisition service, subject to customary net working capital and purchase price adjustments. The remaining fair value of these replacement awards attributed to post-combination service was excluded from the purchase price. On the acquisition date, CrowdStrike remeasured its previously held equity interest in Seraphic to a fair value of $38.1 million, resulting in a realized gain of $15.5 million, net of non-controlling interest of $15.5 million. The purchase price was allocated on a preliminary basis, subject to working capital adjustment and continuing management analysis, to developed technology of $69.8 million with a useful life of 96 months, net tangible liabilities of $16.0 million, and goodwill of $325.5 million, which was allocated to the Company’s one reporting unit and represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The fair value of the developed technology was estimated using the relief-from-royalty method under the income approach. The goodwill was primarily attributable to the assembled workforce of Seraphic, planned growth in new markets, and synergies expected to be achieved from the integration of Seraphic. Goodwill is not deductible for income tax purposes.
Per the terms of the merger agreement with Seraphic, certain unvested stock options held by Seraphic employees were canceled and exchanged for replacement stock options under the 2019 Plan. Additionally, certain shares of Seraphic stock held by Seraphic employees were exchanged for the right to receive shares of the Company’s common stock, subject to service-based vesting conditions. Further, the Company granted RSUs and PSUs under the 2019 Plan to certain continuing employees. The awards that are subject to continued service are recognized ratably as stock-based compensation cost over the requisite service period. The awards that are subject to both continued service and specified performance targets are recognized over the requisite service period when it is probable that the performance condition will be satisfied.
Acquisition costs incurred during the three months ended April 30, 2026 were $1.4 million.
The results of operations for the acquisition have been included in the Company’s condensed consolidated financial statements from the date of acquisition. The acquisition of Seraphic did not have a material impact on the Company’s condensed consolidated financial statements, and therefore historical and pro forma disclosures have not been presented.
Pangea Cyber Corporation
On September 26, 2025, the Company acquired 100% of the equity interest of Pangea Cyber Corporation (“Pangea”), a company that offers AI detection and response solutions.
The acquisition has been accounted for as a business combination. The total consideration transferred consisted of $212.1 million in cash, net of $9.4 million of cash and restricted cash acquired, and $0.3 million and $10.3 million representing the fair value of replacement equity and liability awards, respectively, attributable to pre-acquisition service. The remaining fair value of these replacement awards attributed to post-combination service was excluded from the purchase price. The cash consideration included (i) cash held back in an escrow fund for a partial security for post-closing true-up adjustments, which was released from escrow in January 2026, and (ii) cash held back in an escrow fund for a partial security for post-closing indemnification claims, which is expected to be released in fiscal year 2028 and is reflected within restricted cash. The purchase price was allocated on a preliminary basis, subject to working capital adjustment and continuing management analysis, to developed technology of $13.2 million with a useful life of 72 months, net tangible liabilities of $0.4 million, and goodwill of $209.9 million, which was allocated to the Company’s one reporting unit and represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The fair value of the developed technology was estimated using the relief-from-royalty method under the income approach. The goodwill was primarily attributable to the assembled workforce of Pangea, planned growth in new markets, and synergies expected to be achieved from the integration of Pangea. Goodwill is not deductible for income tax purposes.
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
Acquisition costs incurred during the three months ended April 30, 2026 were immaterial.
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
Acquisition costs incurred during the three months ended April 30, 2026 were immaterial.
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
12. Net Income (Loss) Per Share Attributable to Common Stockholders
Basic and diluted net income (loss) per share attributable to CrowdStrike’s common stockholders is computed in conformity with the two-class method required for participating securities. Basic net income (loss) per share attributable to CrowdStrike common stockholders is computed by dividing the net income (loss) attributable to CrowdStrike by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to CrowdStrike common stockholders is calculated by dividing net income by the combination of the weighted-average number of common shares outstanding and the effect of the weighted-average number of dilutive common share equivalents during the period. The dilutive potential shares of common stock are comprised of outstanding stock options, RSUs, PSUs, Special PSU Awards, ESPP obligations, and founders’ holdbacks, and are computed using the treasury stock method. The effects of the outstanding stock options, RSUs, PSUs, Special PSU Awards, ESPP obligations, and founders holdbacks are excluded from the computation of the diluted net income per share in periods in which the effect would be anti-dilutive. Diluted net loss per share is the same as basic net loss per share for the three months ended April 30, 2025, because the effects of potentially dilutive items were antidilutive given the Company’s net loss position during that period.

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to CrowdStrike common stockholders (in thousands, except per share data):

	Three Months Ended April 30,
	2026	2025
Numerator:
Net income (loss) attributable to CrowdStrike	$27,774	$(104,264)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders, basic	253,732	248,432
Dilutive effect of common stock equivalents	4,149	—
Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders, dilutive	257,881	248,432
Net income (loss) per share attributable to CrowdStrike common stockholders, basic	$0.11	$(0.42)
Net income (loss) per share attributable to CrowdStrike common stockholders, diluted	$0.11	$(0.42)
The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended April 30,
	2026	2025
RSUs and PSUs subject to future vesting	874	10,217
Shares of common stock issuable from stock options	5	1,148
Share purchase rights under the Employee Stock Purchase Plan	203	728
Potential common shares excluded from diluted net income (loss) per share	1,082	12,093
The above table excludes founders holdbacks related to business combinations where a variable number of shares will be issued upon vesting to settle a fixed monetary amount of $43.8 million, contingent upon continued employment with the Company. The share price will be determined based on the Company’s average stock price or the volume weighted average stock price five days prior to each vesting date. During the three months ended April 30, 2026, 3,492 shares were issued to settle founders holdbacks at a weighted average price of $439.30 per share.
As of April 30, 2026, the above table also excludes 501,434 outstanding shares of in progress PSUs where pre-defined targets have not yet been achieved.
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

The Company’s property and equipment, net and operating lease right-of-use assets are summarized by geographic area as follows (in thousands):

	April 30, 2026	January 31, 2026
United States	$947,134	$855,312
Germany	102,344	106,657
Other countries	86,819	84,222
Total property and equipment, net and operating lease right-of-use assets	$1,136,297	$1,046,191
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
The actions associated with the Strategic Plan were substantially completed as of April 30, 2026.
The following table summarizes the activities related to the Strategic Plan for the three months ended April 30, 2026 (in thousands):

	Three Months Ended April 30, 2026
	Severance and Related Costs	Non-Employee Costs	Total
Liability, beginning of the period	$30	$36	$66
Payments	(24)	—	(24)
Liability, end of the period	$6	$36	$42
As of April 30, 2026, the liability associated with the Strategic Plan is included in accrued payroll and benefits and accounts payable on the condensed consolidated balance sheet.
15. Share Repurchases
On June 3, 2025, the Company announced that its board of directors approved a share repurchase program for the repurchase of up to $1.0 billion of the Company’s Class A common stock (the “Share Repurchase Program”). On April 6, 2026, the Company announced that its board of directors authorized the repurchase of up to an additional $500.0 million of the Company’s Class A common stock, bringing the total authorization under the Share Repurchase Program to $1.5 billion. The share repurchase program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. The Company may repurchase shares of Class A common stock from time to time using a variety of methods, including through open market purchases, privately negotiated transactions, and other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.
The timing, manner, price, and amount of any repurchases will be determined by the Company at its discretion and will depend on a variety of factors, including legal requirements, price, and economic and market conditions. As of April 30, 2026, $1.3 billion remained available for future share repurchases under the Share Repurchase Program.
The following table presents shares repurchased and subsequently retired (in thousands):

	Three Months Ended April 30, 2026
	Shares	Amount
Share repurchases	480	$175,622
Total share repurchases	480	$175,622

16. Revision of Prior Period Financial Statements
As discussed in Note 1, during the fourth quarter of the fiscal year ended January 31, 2026, the Company identified an immaterial error related to the timing of recognition of stock-based compensation expense in prior periods associated with certain awards granted in the fiscal years ended January 31, 2022 and 2023. To correct the immaterial error, the Company revised its previously issued unaudited Condensed Consolidated Financial Statements as of and for the three months ended April 30, 2025.
The following tables reflect the impacts of the revision to the previously filed financial statements for the three months ended April 30, 2025 (in thousands, except per share data):
Consolidated Statements of Stockholders’ Equity

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
There was no impact to the consolidated statements of cash flows from operating activities, investing activities, or financing activities for any period. The impact to the consolidated statements of comprehensive income (loss) is limited to the impact to net loss as detailed above.

17. Subsequent Event
On June 3, 2026, the Company announced that its board of directors had approved and declared a four-for-one forward stock split of the Company’s outstanding shares of Class A common stock to be effected in the form of a stock dividend. Each stockholder of record at the close of business on June 25, 2026 (the “record date”), will receive, after the close of business on July 1, 2026, three additional shares for every share held on the record date, and trading is expected to begin on a split-adjusted basis on July 2, 2026. The following table reflects basic and diluted weighted average shares and net income (loss) per share attributable to CrowdStrike common stockholders on an unaudited pro forma basis giving effect to the stock split as if it had been effective for all periods presented (in thousands, except per share data):

	Pro Forma (Unaudited)
	Three Months Ended April 30,		Year Ended January 31,
	2026	2025	2026	2025	2024
Numerator:
Net income (loss) attributable to CrowdStrike	$27,774	$(104,264)	$(162,502)	$(15,241)	$72,181
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders, basic	1,014,928	993,728	1,002,304	979,000	954,548
Dilutive effect of common stock equivalents	16,596	—	—	—	19,992
Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders, dilutive	1,031,524	993,728	1,002,304	979,000	974,540
Net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	$0.03	$(0.10)	$(0.16)	$(0.02)	$0.08
Diluted	$0.03	$(0.10)	$(0.16)	$(0.02)	$0.07

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 31, 2026, filed with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading Special Note Regarding Forward-Looking Statements following the Table of Contents of this Quarterly Report on Form 10-Q. As discussed in Note 1 and Note 16 to the unaudited Condensed Consolidated Financial Statements included in this report, the Company revised its previously issued unaudited Condensed Consolidated Financial Statements as of and for the three months ended April 30, 2025 to correct for an immaterial error discovered during the fourth quarter of fiscal 2026. The revisions are intended to ensure comparability across all periods reflected herein. You should review the disclosure under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Our Go-To-Market Strategy
We sell our Falcon platform via a partner-first subscription model to organizations of all sizes across multiple industries globally, including financial services, healthcare, manufacturing, retail, federal government, state and local governments, and education. We sell through our sales team supported by a robust partner ecosystem including resellers, MSSPs, system integrators, distributors, and cloud marketplace partners.

We have a land-and-expand sales strategy where customers start with any number of modules and easily add capabilities over time. Our AI security advantage begins with our platform breadth and single sensor visibility — delivering unified protection across endpoints, cloud workloads, identities, SaaS environments, browsers, and the prompt and agentic interaction layer. One sensor, one console, one platform covering all attack surfaces.

A key component of our enterprise strategy is Falcon Flex, our enterprise licensing model that enables customers to commit to a broader platform investment upfront and draw down that commitment across multiple products over time. Falcon Flex is tailored to the customer environment, delivering full financial visibility with low friction procurement and the flexibility to shift spend across security domains as priorities evolve.
Our subscriptions are priced based on the unit of measure most relevant to each product, including per-endpoint, per-identity, per-cloud sensor, per-user, per-device, and per-gigabyte of daily ingestion. We recognize revenue from our subscriptions ratably over the term of the subscription. We also generate revenue from our incident response and proactive professional services, which are generally priced on a time and materials basis. We view our professional services business primarily as an opportunity to cross-sell subscriptions to our Falcon platform.

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
The following table sets forth our ARR as of the dates presented (dollars in thousands):

	As of April 30,
	2026	2025
Annual recurring revenue	$5,508,596	$4,435,596
Year-over-year growth	24%	22%
ARR grew to $5.5 billion as of April 30, 2026, of which $255.8 million was net new ARR added for the three months ended April 30, 2026. ARR grew to $4.4 billion as of April 30, 2025, of which $193.8 million was net new ARR added for the three months ended April 30, 2025.
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
Our dollar-based net retention rate continued to be strong during the three months ended April 30, 2026. Our dollar-based net retention rate can fluctuate from period to period due to large customer contracts in a given period and incentives provided, which may reduce our dollar-based net retention rate in subsequent periods. In addition, if our customers are not able to fully utilize their product subscriptions (including in connection with our flexible subscription offering), we may experience increased contraction as such customers may elect to renew with shorter subscription periods, fewer cloud modules, fewer endpoints or smaller contract values, which may reduce our dollar-based net retention rate.

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
Interest Expense. Interest expense consists primarily of amortization of debt issuance costs and contractual interest expense for our Senior Notes issued in January 2021.
Interest Income. Interest income consists primarily of income earned on our cash and cash equivalents.
Other Income (Expense), Net. Other income (expense), net consists primarily of gains and losses on strategic investments and foreign currency transaction gains and losses.
Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes consists of income tax benefits recognized in the current period resulting from the realization of deferred tax assets in connection with recent acquisitions, offset by state income taxes in the United States, foreign income taxes, and withholding taxes related to customer payments in certain foreign jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits, which we have determined are not realizable on a more-likely-than-not basis. We evaluate the need for a valuation allowance on a quarterly basis.
Net Income (Loss) Attributable to Non-controlling Interest. Net income (loss) attributable to non-controlling interest consists of the Falcon Funds’ non-controlling interest share of gains and losses and interest income from our strategic investments.

Results of Operations
The following tables set forth our condensed consolidated statements of operations for each period presented (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2026	2025
Revenue
Subscription	$1,320,853	$1,050,768	$270,085	26%
Professional services	64,776	52,666	12,110	23%
Total revenue	1,385,629	1,103,434	282,195	26%
Cost of revenue
Subscription	288,463	241,360	47,103	20%
Professional services	53,814	46,515	7,299	16%
Total cost of revenue	342,277	287,875	54,402	19%
Gross profit	1,043,352	815,559	227,793	28%
Operating expenses
Sales and marketing	488,674	439,211	49,463	11%
Research and development	408,326	330,926	77,400	23%
General and administrative	176,952	164,135	12,817	8%
Total operating expenses	1,073,952	934,272	139,680	15%
Loss from operations	(30,600)	(118,713)	88,113	(74)%
Interest expense	(6,116)	(6,715)	599	(9)%
Interest income	40,542	45,380	(4,838)	(11)%
Other income (expense), net	35,237	(3,896)	39,133	NM(1)
Income (loss) before provision for income taxes	39,063	(83,944)	123,007	(147)%
Provision (benefit) for income taxes	(6,903)	21,106	(28,009)	(133)%
Net income (loss)	45,966	(105,050)	151,016	(144)%
Net income (loss) attributable to non-controlling interest	18,192	(786)	18,978	(2,415)%
Net income (loss) attributable to CrowdStrike	$27,774	$(104,264)	$132,038	(127)%
(1)Not meaningful

The following table presents the components of our condensed consolidated statements of operations as a percentage of total revenue for the periods presented:

	Three Months Ended April 30,
	2026	2025
	%
Revenue
Subscription	95%	95%
Professional services	5%	5%
Total revenue	100%	100%
Cost of revenue
Subscription	21%	22%
Professional services	4%	4%
Total cost of revenue	25%	26%
Gross profit	75%	74%
Operating expenses
Sales and marketing	35%	40%
Research and development	29%	30%
General and administrative	13%	15%
Total operating expenses	78%	85%
Loss from operations	(2)%	(11)%
Interest expense	—%	(1)%
Interest income	3%	4%
Other income (expense), net	3%	—%
Income (loss) before provision for income taxes	3%	(8)%
Provision (benefit) for income taxes	—%	2%
Net income (loss)	3%	(10)%
Net income (loss) attributable to non-controlling interest	1%	—%
Net income (loss) attributable to CrowdStrike	2%	(9)%
Comparison of the Three Months Ended April 30, 2026 and 2025
Revenue
The following shows total revenue from subscriptions and professional services for the three months ended April 30, 2026 as compared to the three months ended April 30, 2025 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2026	2025
Subscription	$1,320,853	$1,050,768	$270,085	26%
Professional services	64,776	52,666	12,110	23%
Total revenue	$1,385,629	$1,103,434	$282,195	26%
Total revenue increased by $282.2 million, or 26%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. Subscription revenue accounted for 95% of total revenue for each of the three months ended April 30, 2026 and April 30, 2025. Professional services revenue accounted for 5% of our total revenue for each of the three months ended April 30, 2026 and April 30, 2025.
Subscription revenue increased by $270.1 million, or 26%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025, which was primarily driven by a combination of the addition of new customers and the sale of additional sensors and modules to existing customers.

Professional services revenue increased by $12.1 million, or 23%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025, which was primarily attributable to an increase in the number of professional service hours.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the three months ended April 30, 2026 as compared to the three months ended April 30, 2025 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2026	2025
Subscription	$288,463	$241,360	$47,103	20%
Professional services	53,814	46,515	7,299	16%
Total cost of revenue	$342,277	$287,875	$54,402	19%
Total cost of revenue increased by $54.4 million, or 19%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. Subscription cost of revenue increased by $47.1 million, or 20%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. The increase in subscription cost of revenue was primarily due to an increase in cloud hosting and related services costs of $10.9 million, an increase in depreciation of data center equipment of $9.7 million, an increase in employee-related expenses of $8.9 million driven by a 6% increase in average headcount, an increase in amortization of internal-use software of $6.0 million, an increase in allocated overhead costs of $4.5 million, and an increase in employee benefits of $2.1 million.
Professional services cost of revenue increased by $7.3 million, or 16%, for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. The increase in professional services cost of revenue was primarily due to an increase in consulting expenses of $5.3 million, an increase in employee-related expenses of $0.9 million driven by a 1% increase in average headcount, and an increase in allocated overhead costs of $0.7 million.
The following shows gross profit and gross margin for subscriptions and professional services for the three months ended April 30, 2026 as compared to the three months ended April 30, 2025 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2026	2025
Subscription gross profit	$1,032,390	$809,408	$222,982	28%
Professional services gross profit	10,962	6,151	4,811	78%
Total gross profit	$1,043,352	$815,559	$227,793	28%

	Three Months Ended April 30,		Change %
	2026	2025
Subscription gross margin	78%	77%	1%
Professional services gross margin	17%	12%	5%
Total gross margin	75%	74%	1%
Subscription gross margin increased by one percentage point for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. The increase in subscription gross margin was primarily attributable to hosting efficiencies.
Professional services gross margin increased by five percentage points for the three months ended April 30, 2026, compared to the three months ended April 30, 2025. The increase in professional services gross margin was primarily due to an increase in utilization, partially offset by an increase in consulting expense during the three months ended April 30, 2026.

Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the three months ended April 30, 2026 as compared to the three months ended April 30, 2025 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2026	2025
Sales and marketing expenses	$488,674	$439,211	$49,463	11%
Sales and marketing expenses increased by $49.5 million, or 11%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $14.9 million driven by a 3% increase in average headcount, an increase in marketing programs of $8.3 million, an increase in allocated overhead costs of $6.1 million, an increase in stock-based compensation expense of $5.1 million, an increase in company event expenses of $5.1 million, an increase in travel expenses of $3.9 million, an increase in employee benefits of $3.6 million, an increase in cloud hosting and related costs of $0.9 million, and a decrease of $3.4 million in sales commission expense related to the change in estimated period of benefit, partially offset by an increase in capitalized sales commissions.
Research and Development
The following shows research and development expenses for the three months ended April 30, 2026 as compared to the three months ended April 30, 2025 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2026	2025
Research and development expenses	$408,326	$330,926	$77,400	23%
Research and development expenses increased by $77.4 million, or 23%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. This increase was primarily due to an increase in employee-related expenses of $33.3 million driven by a 13% increase in average headcount, an increase in stock-based compensation expense of $21.7 million, an increase in allocated overhead costs of $9.2 million, an increase in cloud hosting and related costs of $7.5 million, an increase in term-based software licenses of $3.9 million, an increase in employee benefits of $3.3 million, and an increase in depreciation of data center equipment of $1.6 million, partially offset by an increase in software capitalization of $4.2 million.
General and Administrative
The following shows general and administrative expenses for the three months ended April 30, 2026 as compared to the three months ended April 30, 2025 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2026	2025
General and administrative expenses	$176,952	$164,135	$12,817	8%
General and administrative expenses increased by $12.8 million, or 8%, for the three months ended April 30, 2026 compared to the three months ended April 30, 2025. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $23.9 million, an increase in consulting expense of $13.1 million, and an increase in legal expense of $1.8 million unrelated to the July 19 Incident or related matters, partially offset by a decrease in expenses associated with the July 19 Incident and related matters of $20.5 million and a decrease in charges related to the Strategic Plan of $6.6 million.

Interest Expense, Interest Income, and Other Income (Expense), Net
The following shows interest expense, interest income, and other income (expense), net for the three months ended April 30, 2026 as compared to the three months ended April 30, 2025 (in thousands, except percentages):

	Three Months Ended April 30,		Change $	Change %
	2026	2025
Interest expense	$(6,116)	$(6,715)	$599	(9)%
Interest income	$40,542	$45,380	$(4,838)	(11)%
Other income (expense), net	$35,237	$(3,896)	$39,133	NM (1)
(1)Not meaningful
The decrease in interest expense for the three months ended April 30, 2026 compared to the three months ended April 30, 2025 was primarily due to no amortization of debt issuance costs in the current period related to our secured revolving credit facility, which expired in January 2026.
The decrease in interest income for the three months ended April 30, 2026 compared to the three months ended April 30, 2025 was driven by lower market rates and a lower cash balance.
The increase in other income (expense), net for the three months ended April 30, 2026 compared to the three months ended April 30, 2025 was primarily due to an increase in net realized gains on our strategic investments of $36.4 million, an increase of $1.6 million attributable to no downward adjustments or impairment charges on our strategic investments in the current period, and an increase of $1.0 million attributable to lower net foreign currency transaction losses.
Provision (benefit) for Income Taxes
The following shows the provision (benefit) for income taxes for the three months ended April 30, 2026 as compared to the three months ended April 30, 2025 (in thousands, except percentage):

	Three Months Ended April 30,		Change $	Change %
	2026	2025
Provision (benefit) for income taxes	$(6,903)	$21,106	$(28,009)	(133)%
The change of $28.0 million in income tax provision to an income tax benefit during the three months ended April 30, 2026 compared to the three months ended April 30, 2025 was primarily driven by income tax benefits recognized in the current period resulting from the realization of deferred tax assets in connection with recent acquisitions and the application of interim period tax accounting methodology with our return to profitability.
Liquidity and Capital Resources
Our primary sources of liquidity as of April 30, 2026, consisted of: (i) $4.6 billion in cash and cash equivalents, which mainly consists of cash on hand and highly liquid investments in money market funds, U.S. Treasury bills, and time deposits, and (ii) cash we expect to generate from operations. It is not currently possible to reasonably estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties, or other resolution of proceedings resulting from the July 19 Incident or related matters. However, despite such uncertainties, we expect that the combination of our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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

We have a history of losses, and while we have achieved profitability in certain periods, including the first quarter of fiscal 2027 and fiscal 2024, our accumulated deficit was $1.3 billion as of April 30, 2026. We expect to continue to make investments, particularly in sales and marketing and research and development. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.
We generally invoice our subscription customers at the beginning of the subscription term, or in some instances, such as in multi-year arrangements, in installments. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of April 30, 2026, we had deferred revenue of $4.7 billion, of which $3.4 billion was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. As of April 30, 2026, we did not have any outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions, or foreign currency forward contracts.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended April 30,
	2026	2025
Net cash provided by operating activities	$590,937	$384,107
Net cash used in investing activities	(994,053)	(101,830)
Net cash provided by (used in) financing activities	(195,891)	2,134
Net change in cash, cash equivalents and restricted cash	(598,891)	290,957
Operating Activities
Net cash provided by operating activities during the three months ended April 30, 2026 was $590.9 million, which resulted from net income of $46.0 million, adjusted for non-cash charges of $442.7 million and a net cash inflow of $102.3 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $297.7 million in stock-based compensation expense, $98.9 million of amortization of deferred contract acquisition costs, $75.5 million of depreciation and amortization, $12.4 million of amortization of intangible assets, $4.9 million of non-cash operating lease costs, and $0.5 million of non-cash interest expense, partially offset by $36.4 million of realized gains on strategic investments and $10.8 million of deferred income taxes. The net cash inflow from changes in operating assets and liabilities was primarily due to a decrease of $428.8 million in accounts receivable, partially offset by an increase of $92.7 million in deferred contract acquisition costs, an increase of $75.0 million in prepaid expenses and other assets, a decrease of $54.4 million in accounts payable, a decrease of $44.0 million in accrued expenses and other liabilities, a decrease of $36.7 million in deferred revenue, a decrease of $19.6 million in accrued payroll and benefits, and a decrease of $4.2 million in operating lease liabilities.
Investing Activities
Net cash used in investing activities of $994.1 million during the three months ended April 30, 2026 was primarily due to business acquisitions, net of cash acquired, of $881.4 million, which was related to the Seraphic and SGNL acquisitions, purchases of property and equipment of $97.6 million, capitalized internal-use software and website development costs of $22.6 million, purchases of deferred compensation investments of $2.3 million, and purchases of strategic investments of $0.4 million, partially offset by proceeds from sales of strategic investments of $10.2 million.
Financing Activities
Net cash used in financing activities of $195.9 million during the three months ended April 30, 2026 was primarily due to repurchases of common stock of $175.6 million and distributions to non-controlling interest holders of $21.0 million, partially offset by proceeds from the issuance of common stock upon exercise of stock options of $0.7 million.

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

Statement of Operations	Three Months Ended April 30, 2026
(in thousands)
Revenue	$1,384,413
Cost of revenue	367,546
Operating expenses	1,076,239
Loss from operations	(59,372)
Net loss	(22,016)
Net loss attributable to CrowdStrike	(22,016)

Balance Sheet	April 30, 2026	January 31, 2026
	(in thousands)
Current assets (excluding current intercompany receivables from non-Guarantors)	$6,081,758	$7,235,157
Current intercompany receivables from non-Guarantors	—	—
Noncurrent assets (excluding noncurrent intercompany receivables from non-Guarantors)	4,216,929	3,354,831
Noncurrent intercompany receivables from non-Guarantors	670,275	625,943
Current liabilities (excluding current intercompany payables to non-Guarantors)	3,923,446	4,017,456
Current intercompany payables to non-Guarantors	98,245	97,000
Noncurrent liabilities (excluding noncurrent intercompany payables to non-Guarantors)	2,399,428	2,359,552
Noncurrent intercompany payables to non-Guarantors	200,690	198,223

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
Contractual Obligations and Commitments
During the three months ended April 30, 2026, there were no significant changes to our debt obligations related to the Senior Notes, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
We have non-cancelable purchase commitments with various parties to purchase products and services entered in the normal course of business totaling $2.6 billion as of April 30, 2026, with remaining terms in excess of 12 months. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
Our commitments also consist of obligations under non-cancelable real estate arrangements on an undiscounted basis, of which $21.7 million is due in the next 12 months and $64.2 million is due thereafter.
As of April 30, 2026, our unrecognized tax benefits included $50.7 million, which were classified as long-term liabilities due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits.
As of April 30, 2026, we had non-cancelable unfunded commitments from our financing arrangements totaling approximately $34.8 million.
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
In February 2026, we completed an assessment of the estimated period of benefit of commissions earned upon the initial acquisition of a contract, or subsequent upsell, and determined that it should increase from four to five years. This change in estimate was effective beginning in fiscal year 2027. Based on the carrying value of the related deferred contract acquisition costs as of January 31, 2026, the effect of this change in estimate for the three months ended April 30, 2026 was a reduction in sales commission expense of $27.9 million. There have been no other significant changes in our critical accounting policies and estimates during the three months ended April 30, 2026, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2026, filed with the SEC on March 5, 2026.

Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice our subscription customers at the beginning of the subscription term, or in some instances, such as in multi-year arrangements, in installments. Until we have the contractual right to invoice, these contract amounts are classified as backlog. They are not recorded in deferred revenue or elsewhere in our condensed consolidated financial statements. As of April 30, 2026, we had backlog of approximately $4.0 billion. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
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
Employees
As of April 30, 2026, we had 11,157 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risks during the three months ended April 30, 2026 compared to our disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2026. Based on such evaluation of our disclosure controls and procedures as of April 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
We have incurred net losses each year prior to fiscal 2024, and we may not achieve or maintain profitability in the future. We experienced net losses of $162.5 million and $15.2 million for fiscal 2026 and 2025, respectively, and net income of $72.2 million for fiscal 2024. As of April 30, 2026, we had an accumulated deficit of $1.3 billion. While we have experienced significant growth in revenue in recent periods, and have achieved profitability during certain periods, including the first quarter of fiscal 2027 and fiscal 2024, we cannot assure you when or whether we will reach sustained profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We also have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
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
In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. Therefore, volatility or lack of performance in our stock price could affect our ability to attract and retain our key employees. Also, many of our employees have become, or will soon become, vested in a substantial amount of equity awards, which may give them a substantial amount of personal wealth. This may make it more difficult for us to retain and motivate these employees, and this wealth could affect their decision about whether or not they continue to work for us. In addition, the Strategic Plan (as defined in the notes to our unaudited condensed consolidated financial statements) could negatively affect our ability to recruit and retain skilled personnel. Any failure to successfully attract, integrate or retain qualified personnel to fulfill our current or future needs could adversely affect our business, results of operations and financial condition.

If we do not effectively expand and train our direct sales force, we may be unable to add new customers or increase sales to our existing customers, and our business will be adversely affected.

We depend on our direct sales force to obtain new customers and increase sales with existing customers. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, incentivizing and retaining sufficient numbers of sales personnel, particularly in international markets. We have expanded our sales organization significantly in recent periods and expect to continue to add additional sales capabilities in the near term. There is significant competition for sales personnel with the skills and technical knowledge that we require. New hires require significant training and may take significant time before they achieve full productivity, and this delay is accentuated by our long sales cycles. Our recent hires and planned hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. In addition, a large percentage of our sales force is new to our company and selling our solutions, and therefore this team may be less effective than our more seasoned sales personnel. Furthermore, hiring sales personnel in new countries, or expanding our existing presence, requires upfront and ongoing expenditures that we may not recover if the sales personnel fail to achieve full productivity. We cannot predict whether, or to what extent, our sales will increase as we expand our sales force or how long it will take for sales personnel to become productive. If we are unable to hire and train a sufficient number of effective sales personnel, or the sales personnel we hire are not successful in obtaining new customers or increasing sales to our existing customer base, our business and results of operations will be adversely affected.
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
We derived approximately 32%, 32%, 33% and 34% of our total revenue from our international customers for fiscal 2024, fiscal 2025, fiscal 2026 and the three months ended April 30, 2026, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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
In June 2025, we announced that our board of directors authorized a program under which we are authorized to repurchase up to $1.0 billion of our outstanding shares of common stock (the “Share Repurchase Program”). On April 6, 2026, we announced that our board of directors authorized the repurchase of up to an additional $500 million of our outstanding shares of common stock, bringing the total authorization under the Share Repurchase Program to $1.5 billion. Such repurchases may be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions and trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The Share Repurchase Program does not have a fixed expiration date and may be suspended or discontinued at any time. We are not obligated to use the Share Repurchase Program to acquire any specific amount of common stock. We intend to use the Share Repurchase Program opportunistically depending on market prices and other factors.
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
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our common stock. As of May 28, 2026, we had 254,564,820 shares of common stock outstanding.
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
We do not intend to pay cash dividends in the foreseeable future. As a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Additionally, our ability to pay dividends may become limited by restrictions on our ability to pay dividends or make distributions under the terms of any future credit facility. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
As of April 30, 2026, we had $750.0 million principal amount of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness could have important consequences, including:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Sales of Unregistered Equity Securities
In connection with our acquisition of SGNL on February 20, 2026, we issued approximately $82.2 million of shares of our Class A common stock, subject to service-based vesting conditions, to certain stockholders of SGNL. The transaction was exempt from registration under Section 4(a)(2) of the Securities Act.
In connection with our acquisition of Seraphic on February 3, 2026, we issued approximately $35.6 million of shares of our Class A common stock, subject to service-based vesting conditions, to certain stockholders of Seraphic. The transaction was exempt from registration under Section 4(a)(2) of the Securities Act.
(b)Issuer Purchases of Equity Securities
The following table presents the information with respect to CrowdStrike’s repurchases of shares of its Class A common stock under the Share Repurchase Program during the three months ended April 30, 2026:

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as part of Publicly Announced Programs (in thousands)(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)(1)
February 1-28	144	$351.99	144	$949,384
March 1-31	269	$371.31	269	$849,379
April 1-30	67	$372.20	67	$1,324,378
Total	480		480
(1)    In June 2025, the Company’s board of directors authorized a $1.0 billion share repurchase program for its common stock (the “Share Repurchase Program”). On April 6, 2026, the Company announced that its board of directors authorized the repurchase of up to an additional $500 million of its outstanding shares of common stock, bringing the total authorization under the Share Repurchase Program to $1.5 billion. Such repurchases may be made from time to time using a variety of methods, including open market purchases, privately negotiated transactions and trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The Share Repurchase Program does not have a fixed expiration date and may be suspended or discontinued at any time. For additional information related to the Share Repurchase Program, see Note 15 of the Notes to the Company’s Unaudited Condensed Consolidated Financial Statements.
(2)    Average price paid per shares includes costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.
ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant, as currently in effect.	8-K	001-38933	3.1	June 14, 2019
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	10-Q	001-38933	3.2	November 27, 2024
3.3	Certificate of Retirement of Class B common stock.	8-K	001-38933	3.1	December 13, 2024
10.1	Performance Unit Agreement with Michael Sentonas, dated April 16, 2026, under the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan	8-K	001-38933	10.1	April 21, 2026
22.1	List of Subsidiary Guarantors	10-K	001-38933	22.1	March 05, 2026
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document

†	Indicates management contract or compensatory plan, contract or agreement.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of June 3, 2026.

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere Chief Financial Officer (Principal Financial Officer)

By:	/s/ Anurag Saha
Anurag Saha Chief Accounting Officer (Principal Accounting Officer)