Form 10-Q
period 2026-07-31
CrowdStrike Holdings, Inc.
filed 2026-08-27
CIK 1535527

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________________________________________________________
FORM 10-Q
___________________________________________________________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☑
As of August 20, 2026, the number of shares of the registrant’s common stock outstanding was 1,023,934,842.

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
•macroeconomic factors, including inflation, changes in foreign currency exchanges rates and instability in the global credit and financial markets;
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
•We have a history of losses, and while we have achieved profitability in certain periods, including the first and second quarters of fiscal 2027 and fiscal 2024, we may not be able to achieve or sustain profitability in the future.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CrowdStrike Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except per share data)
(unaudited)

	July 31,	January 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$5,013,847	$5,230,125
Accounts receivable, net of allowance for credit losses of $3.3 million and $3.0 million as of July 31, 2026 and January 31, 2026, respectively	1,038,575	1,361,844
Deferred contract acquisition costs, current	389,070	447,455
Prepaid expenses and other current assets	513,686	379,695
Total current assets	6,955,178	7,419,119
Strategic investments	69,263	76,832
Property and equipment, net	1,174,851	976,331
Operating lease right-of-use assets	68,389	69,860
Deferred contract acquisition costs, noncurrent	805,537	655,658
Goodwill	2,251,426	1,363,294
Intangible assets, net	273,235	136,702
Other long-term assets	427,122	388,888
Total assets	$12,025,001	$11,086,684
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$114,487	$105,319
Accrued expenses	220,069	181,089
Accrued payroll and benefits	418,070	389,690
Operating lease liabilities, current	22,067	18,232
Deferred revenue	3,497,144	3,421,051
Other current liabilities	157,851	68,811
Total current liabilities	4,429,688	4,184,192
Long-term debt	746,216	745,471
Deferred revenue, noncurrent	1,345,066	1,332,387
Operating lease liabilities, noncurrent	51,896	56,374
Other liabilities, noncurrent	312,610	295,655
Total liabilities	6,885,476	6,614,079
Commitments and contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.0005 par value; 100,000 shares authorized as of July 31, 2026 and January 31, 2026; no shares issued and outstanding as of July 31, 2026 and January 31, 2026.	—	—
Class A common stock, $0.0005 par value; 2,000,000 shares authorized as of July 31, 2026 and January 31, 2026; 1,023,845 shares and 1,013,453 shares issued and outstanding as of July 31, 2026 and January 31, 2026, respectively; Class B common stock, $0.0005 par value; 92,364 shares authorized as of July 31, 2026 and January 31, 2026; no shares issued and outstanding as of July 31, 2026 and January 31, 2026.	512	507
Additional paid-in capital	6,335,490	5,694,169
Accumulated deficit	(1,249,962)	(1,283,042)
Accumulated other comprehensive income	15,684	16,756
Total CrowdStrike Holdings, Inc. stockholders’ equity	5,101,724	4,428,390
Non-controlling interest	37,801	44,215
Total stockholders’ equity	5,139,525	4,472,605
Total liabilities and stockholders’ equity	$12,025,001	$11,086,684
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Revenue
Subscription	$1,400,291	$1,102,945	$2,721,144	$2,153,713
Professional services	70,606	66,007	135,382	118,673
Total revenue	1,470,897	1,168,952	2,856,526	2,272,386

Cost of revenue
Subscription	310,691	252,451	599,154	493,811
Professional services	63,311	56,100	117,125	102,615
Total cost of revenue	374,002	308,551	716,279	596,426

Gross profit	1,096,895	860,401	2,140,247	1,675,960

Operating expenses
Sales and marketing	509,973	446,580	998,647	885,791
Research and development	444,200	342,533	852,526	673,459
General and administrative	175,954	176,745	352,906	340,880
Total operating expenses	1,130,127	965,858	2,204,079	1,900,130

Loss from operations	(33,232)	(105,457)	(63,832)	(224,170)
Interest expense	(6,047)	(6,823)	(12,163)	(13,538)
Interest income	43,881	50,850	84,423	96,230
Other income (expense), net	(669)	(2,722)	34,568	(6,618)

Income (loss) before provision for income taxes	3,933	(64,152)	42,996	(148,096)

Provision (benefit) for income taxes	(1,373)	5,971	(8,276)	27,077

Net income (loss)	5,306	(70,123)	51,272	(175,173)
Net income (loss) attributable to non-controlling interest	—	30	18,192	(756)
Net income (loss) attributable to CrowdStrike	$5,306	$(70,153)	$33,080	$(174,417)

Net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	$0.01	$(0.07)	$0.03	$(0.17)
Diluted	$0.01	$(0.07)	$0.03	$(0.17)

Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders:
Basic	1,019,448	999,634	1,017,225	996,730
Diluted	1,044,469	999,634	1,038,033	996,730
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Net income (loss)	$5,306	$(70,123)	$51,272	$(175,173)
Other comprehensive income:
Foreign currency translation adjustments	(20,768)	206	(1,856)	16,400
Unrealized gains (loss) on cash equivalents and short-term investments, net of tax	306	(61)	287	(807)
Cash flow hedges:
Change in net unrealized gains	284	—	284	—
Reclassification adjustment for net losses included in net income (loss)	213	—	213	—
Net change on cash flow hedges	497	—	497	—
Other comprehensive income (loss)	(19,965)	145	(1,072)	15,593
Less: Comprehensive income (loss) attributable to non-controlling interest	—	30	18,192	(756)
Total comprehensive income (loss) attributable to CrowdStrike	$(14,659)	$(70,008)	$32,008	$(158,824)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Three months ended July 31, 2026 and 2025
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at April 30, 2026	1,018,149	$509	$5,852,987	$(1,255,268)	$35,649	$41,455	$4,675,332
Issuance of common stock upon exercise of options	375	—	986	—	—	—	986
Issuance of common stock under RSU and PSU release	4,276	3	(3)	—	—	—	—
Issuance of common stock under employee stock purchase plan	1,035	—	86,624	—	—	—	86,624
Issuance of common stock for founders holdbacks related to acquisitions	9	—	1,534	—	—	—	1,534
Issuance of common stock for payment of board of director fees	1	—	105	—	—	—	105
Stock-based compensation expense, net of founder revest	—	—	372,291	—	—	—	372,291
Capitalized stock-based compensation	—	—	20,966	—	—	—	20,966
Net income	—	—	—	5,306	—	—	5,306
Non-controlling interest	—	—	—	—	—	(3,654)	(3,654)
Other comprehensive loss	—	—	—	—	(19,965)	—	(19,965)
Balances at July 31, 2026	1,023,845	$512	$6,335,490	$(1,249,962)	$15,684	$37,801	$5,139,525

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at April 30, 2025	996,297	$498	$4,669,328	$(1,224,804)	$5,855	$40,137	$3,491,014
Issuance of common stock upon exercise of options	763	—	1,721	—	—	—	1,721
Issuance of common stock under RSU and PSU release	5,095	4	(4)	—	—	—	—
Issuance of common stock under employee stock purchase plan	1,100	—	74,622	—	—	—	74,622
Issuance of common stock for founders holdbacks related to acquisitions	52	—	6,136	—	—	—	6,136
Issuance of common stock for payment of board of director fees	1	—	88	—	—	—	88
Stock-based compensation expense, net of founder revest	—	—	278,104	—	—	—	278,104
Capitalized stock-based compensation	—	—	15,140	—	—	—	15,140
Net income (loss)	—	—	—	(70,153)	—	30	(70,123)
Non-controlling interest	—	—	—	—	—	(2,156)	(2,156)
Other comprehensive income	—	—	—	—	145	—	145
Balances at July 31, 2025	1,003,308	$502	$5,045,135	$(1,294,957)	$6,000	$38,011	$3,794,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
Six Months Ended July 31, 2026 and 2025
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2026	1,013,453	$507	$5,694,169	$(1,283,042)	$16,756	$44,215	$4,472,605
Issuance of common stock upon exercise of options	636	—	1,669	—	—	—	1,669
Issuance of common stock under RSU and PSU release	9,376	6	(6)	—	—	—	—
Repurchases of common stock	(1,920)	(1)	(175,621)	—	—	—	(175,622)
Issuance of common stock under employee stock purchase plan	1,035	—	86,624	—	—	—	86,624
Issuance of common stock for restricted stock awards	1,240	—	—	—	—	—	—
Issuance of common stock for founders holdbacks related to acquisitions	23	—	3,068	—	—	—	3,068
Issuance of common stock for payment of board of director fees	2	—	208	—	—	—	208
Stock-based compensation expense, net of founder revest	—	—	665,522	—	—	—	665,522
Capitalized stock-based compensation	—	—	36,908	—	—	—	36,908
Fair value of replacement equity awards attributable to pre-acquisition service	—	—	22,949	—	—	—	22,949
Net income	—	—	—	33,080	—	18,192	51,272
Non-controlling interest	—	—	—	—	—	(24,606)	(24,606)
Other comprehensive loss	—	—	—	—	(1,072)	—	(1,072)
Balances at July 31, 2026	1,023,845	$512	$6,335,490	$(1,249,962)	$15,684	$37,801	$5,139,525

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2025	991,488	$496	$4,409,131	$(1,120,540)	$(9,593)	$39,423	$3,318,917
Issuance of common stock upon exercise of options	1,060	—	2,355	—	—	—	2,355
Issuance of common stock under RSU and PSU release	9,608	6	(6)	—	—	—	—
Issuance of common stock under employee stock purchase plan	1,100	—	74,622	—	—	—	74,622
Issuance of common stock for founders holdbacks related to acquisitions	52	—	6,136	—	—	—	6,136
Issuance of common stock for payment of board of director fees	—	—	176	—	—	—	176
Stock-based compensation expense, net of founder revest	—	—	524,290	—	—	—	524,290
Capitalized stock-based compensation	—	—	28,431	—	—	—	28,431
Net loss	—	—	—	(174,417)	—	(756)	(175,173)
Non-controlling interest	—	—	—	—	—	(656)	(656)
Other comprehensive income	—	—	—	—	15,593	—	15,593
Balances at July 31, 2025	1,003,308	$502	$5,045,135	$(1,294,957)	$6,000	$38,011	$3,794,691
The accompanying notes are an integral part of these condensed consolidated financial statements.

CrowdStrike Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended July 31,
	2026	2025
Operating activities
Net income (loss)	$51,272	$(175,173)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	157,597	116,834
Amortization of intangible assets	25,690	15,261
Amortization of deferred contract acquisition costs	207,052	209,941
Non-cash operating lease cost	10,371	8,717
Stock-based compensation expense	674,617	527,292
Deferred income taxes	(7,062)	(2,320)
Realized gains on strategic investments	(36,362)	—
Non-cash interest expense	883	2,293
Change in fair value of strategic investments	—	1,579
Changes in operating assets and liabilities, net of impact of acquisitions
Accounts receivable, net	324,183	242,008
Deferred contract acquisition costs	(298,436)	(251,622)
Prepaid expenses and other assets	(95,422)	(50,411)
Accounts payable	(7,717)	(13,310)
Accrued expenses and other liabilities	11,918	12,716
Accrued payroll and benefits	28,394	(24,931)
Operating lease liabilities	(9,087)	(8,113)
Deferred revenue	83,314	106,178
Net cash provided by operating activities	1,121,205	716,939
Investing activities
Purchases of property and equipment	(222,037)	(116,248)
Capitalized internal-use software and website development costs	(49,090)	(34,726)
Purchases of strategic investments	(3,400)	(1,417)
Proceeds from sales of strategic investments	17,504	4,388
Business acquisitions, net of cash and restricted cash acquired	(881,376)	—
Purchases of intangible assets	(3,000)	—
Purchases of deferred compensation investments	(4,338)	(2,770)
Proceeds from the sale of deferred compensation investments	130	164
Net cash used in investing activities	(1,145,607)	(150,609)
Financing activities
Proceeds from issuance of common stock upon exercise of stock options	1,669	2,355
Proceeds from issuance of common stock under the employee stock purchase plan	86,624	74,622
Distributions to non-controlling interest holders	(24,606)	(2,156)
Capital contributions from non-controlling interest holders	—	1,500
Repurchases of common stock	(175,622)	—
Net cash provided by (used in) financing activities	(111,935)	76,321
Effect of foreign exchange rates on cash, cash equivalents and restricted cash	(1,616)	6,595
Net increase (decrease) in cash, cash equivalents and restricted cash	(137,953)	649,246
Cash, cash equivalents and restricted cash at beginning of period	5,314,617	4,324,666
Cash, cash equivalents, and restricted cash	$5,176,664	$4,973,912
Cash, cash equivalents and restricted cash at the end of period:
Cash and cash equivalents	$5,013,847	$4,972,436
Restricted cash included in prepaid expenses and other current assets	82,600	1,476
Restricted cash included in other long-term assets	80,217	—
Total cash, cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$5,176,664	$4,973,912
Supplemental disclosure of cash flow information:
Interest paid	$11,250	$11,250
Income taxes paid, net of refunds received	36,225	26,031
Supplemental disclosure of non-cash investing and financing activities:
Net increase in property and equipment included in accounts payable and accrued expenses	52,136	7,918
Equity consideration for acquisitions	22,949	—
Operating lease liabilities arising from obtaining operating right-of-use assets	8,578	28,273
Proceeds from sales of strategic investments not yet received	398	661
Stock-based compensation included in capitalized software development costs and fixed assets	36,799	28,431
Non-cash consideration for the purchase of strategic investments	—	1,101
Restricted cash held in escrow for purchase consideration for business combinations	74,000	—
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
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP have been condensed or omitted, and accordingly the balance sheet as of January 31, 2026, and related disclosures, have been derived from the audited consolidated financial statements at that date but do not include all of the information required by U.S. GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments that are necessary for the fair statement of the Company’s condensed consolidated financial information. The results of operations for the three and six months ended July 31, 2026 are not necessarily indicative of the results to be expected for the year ending January 31, 2027 or for any other interim period or for any other future year.
The accompanying interim unaudited condensed consolidated financial statements and related financial information should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, filed with the SEC on March 5, 2026.
Stock Split
On June 3, 2026, the Company announced a four-for-one split of the Company’s outstanding shares of Class A common stock in the form of a stock dividend (the “Stock Split”). Each stockholder of record at the close of business on June 25, 2026 (the “Record Date”) received, after the close of business on July 1, 2026, three additional shares for every share held on the Record Date. References made to all share, equity award, and per share amounts and related stockholders’ equity balances related to the Company’s outstanding common stock have been retroactively adjusted on the accompanying condensed consolidated financial statements and applicable disclosures to reflect the effects of the Stock Split.
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
In February 2026, the Company completed an assessment of the estimated period of benefit of commissions earned upon the initial acquisition of a contract, or subsequent upsell, and determined that it should increase from four to five years. This change in estimate was effective beginning in fiscal 2027. Based on the carrying value of the related deferred contract acquisition costs as of January 31, 2026, the effect of this change in estimate for the three and six months ended July 31, 2026 was a reduction in sales commission expense of $25.5 million and $53.4 million, respectively.
Concentration of Credit Risk and Geographic Information
The Company generates revenue from the sale of subscriptions to access its cloud platform and professional services. The Company’s sales team, along with its channel partner network of system integrators and value-added resellers (collectively, “channel partners”), sells the Company’s services worldwide to organizations of all sizes.
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, derivative contracts, accounts receivable, financing receivables, and strategic investments.
The Company’s cash is placed with high-credit-quality financial institutions and issuers, and at times exceeds federally insured limits.

Derivative transactions expose the Company to credit risk to the extent that the counterparties are unable to meet the terms of the arrangements. The Company mitigates this exposure by transacting with highly-rated counterparties under master netting arrangements that permit net settlement. The Company is not required to pledge, nor does it receive collateral in connection with these instruments.

The Company has not experienced any credit loss relating to its cash, cash equivalents, or strategic investments. The Company performs periodic credit evaluations of its customers and generally does not require collateral on accounts or financing receivables.

There were no channel partners or direct customers who represented 10% or more of the Company’s accounts receivable as of July 31, 2026 or January 31, 2026.
There were no channel partners or direct customers who represented 10% or more of the Company’s total revenue for each of the three and six months ended July 31, 2026 or July 31, 2025.
As of July 31, 2026, one end user represented 12% of the Company’s financing receivables. As of January 31, 2026, two end users represented 10% or more of the Company’s financing receivables, and in aggregate represented 27% of the Company’s financing receivables.
Significant Accounting Policies
The Company’s significant accounting policies are described in the Company’s Annual Report on Form 10-K for the year ended January 31, 2026. With the exception of the accounting policy described below, there have been no material changes to the Company’s significant accounting policies during the three and six months ended July 31, 2026.
Derivative Contracts: The Company records derivative contracts at fair value as either assets or liabilities on its condensed consolidated balance sheets. For derivative contracts entered into in order to hedge a portion of the Company’s forecasted foreign currency denominated cash flow, which are designated as cash flow hedges, the unrealized gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) and reclassified into the financial statement line item associated with the underlying hedged transaction on the Company’s condensed consolidated statements of operations when the underlying hedged transaction is recognized in earnings. Cash flows from these hedges are classified on the condensed consolidated statements of cash flows in the same manner as the underlying transaction, which is within cash flows from operating activities.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge transactions. The Company also formally assesses, both at the inception of the hedge, and on an ongoing basis, whether each derivative is highly effective in offsetting changes in cash flows of the hedged item. If the Company determines that a derivative is not highly effective as a hedge, or that a derivative has ceased to be a highly effective hedge, the Company will discontinue hedge accounting prospectively for the affected derivative.
Revision of Prior Period Financial Statements
As previously disclosed in the Fiscal 2026 Annual Report on Form 10-K, in connection with the preparation of its fiscal 2026 financial statements, the Company identified an immaterial error related to the timing of recognition of stock-based compensation expense associated with certain awards granted in the fiscal years ended January 31, 2022 and 2023. Further information regarding the error and related revisions is included in Note 17, “Revision of Prior Period Financial Statements.”
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
Recently Issued Accounting Pronouncements
In November 2025, FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The standard expands and clarifies existing hedge accounting requirements to improve the alignment of financial reporting with risk management strategies. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted on a prospective basis. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
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

2. Investments and Fair Value Measurements
The Company follows ASC 820, Fair Value Measurements, with respect to cash equivalents, deferred compensation investments, and derivative contracts that are measured at fair value on a recurring basis. Under the standard, fair value is defined as the exit price, or the amount that would be received to sell an asset or a liability in an orderly transaction between market participants as of the measurement date. The standard also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability based upon the best information available in the circumstances.
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
The Company’s fair value hierarchy for its financial assets and liabilities that are measured at fair value on a recurring basis as of July 31, 2026 and January 31, 2026 is as follows (in thousands):

	July 31, 2026				January 31, 2026
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents (1)
Money market funds	$1,067,046	$—	$—	$1,067,046	$1,407,062	$—	$—	$1,407,062
U.S. Treasury securities	—	1,193,202	—	1,193,202	—	598,398	—	598,398
Total investments	$1,067,046	$1,193,202	$—	$2,260,248	$1,407,062	$598,398	$—	$2,005,460
Prepaid expenses and other current assets
Foreign currency forward contracts	$—	$497	$—	$497	$—	$—	$—	$—
Total prepaid expenses and other current assets	$—	$497	$—	$497	$—	$—	$—	$—
Other assets
Deferred compensation investments	$17,909	$—	$—	$17,909	$12,710	$—	$—	$12,710
Total other assets	$17,909	$—	$—	$17,909	$12,710	$—	$—	$12,710
Total assets	$1,084,955	$1,193,699	$—	$2,278,654	$1,419,772	$598,398	$—	$2,018,170
(1)Cash equivalents exclude $1.2 billion of time deposits, which are carried at cost and approximate fair value as of July 31, 2026.
There were no transfers between the levels of the fair value hierarchy during the periods presented.
As of July 31, 2026 and January 31, 2026, the Company’s U.S. Treasury securities are carried at fair value and there were no material realized or unrealized gains or losses, either individually or in aggregate. All foreign currency forward contracts are measured based on market observable inputs, including foreign currency spot and forward rates.

The total estimated fair value of the Company’s financing receivables approximates their carrying amounts as of July 31, 2026 and January 31, 2026. The fair value of the Company’s financing receivables is considered to be a Level 3 measurement as unobservable inputs are used in determining discounted cash flows to estimate fair value.
Strategic Investments
The Company’s investments of privately held securities as of July 31, 2026, consisted of the following (in thousands):

Privately held equity securities
Initial total cost	$67,438
Cumulative net gains	1,825
Carrying amount, end of period	$69,263
The Company’s investments of privately held securities as of January 31, 2026, consisted of the following (in thousands):

Privately held equity securities
Initial total cost	$75,007
Cumulative net gains	1,825
Carrying amount, end of period	$76,832
As of July 31, 2026 and January 31, 2026, the cumulative net gains of $1.8 million are comprised of upward adjustments of $7.3 million, less downward adjustments and impairment of $5.5 million.
Gains and Losses on Strategic Investments
The components of gains and losses on strategic investments were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Unrealized losses recognized on privately held equity securities, including impairment	$—	$—	$—	$(1,579)
Unrealized losses	$—	$—	$—	$(1,579)

Realized gains recognized on sales of privately held equity securities	$—	$—	$36,362	$—
Realized gains	$—	$—	$36,362	$—
Gains (losses) on strategic investments, net	$—	$—	$36,362	$(1,579)

Unrealized losses recognized during the reporting period on privately held equity securities still held at the reporting date	$—	$—	$—	$(1,579)
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

3. Financing Receivables
The Company’s short-term and long-term financing receivables were as follows (in thousands):

	July 31, 2026	January 31, 2026
Short-term financing receivables, gross	$124,332	$81,723
Unearned income	(16,152)	(13,236)
Allowance for credit losses	(2,883)	(1,002)
Short-term financing receivables, net	$105,297	$67,485

Long-term financing receivables, gross	$239,525	$213,601
Unearned income	(17,267)	(17,847)
Allowance for credit losses	(2,686)	(1,648)
Long-term financing receivables, net	$219,572	$194,106
The Company’s amortized cost basis of financing receivables categorized by internal risk rating and year of origination was as follows (in thousands):

	July 31, 2026				January 31, 2026
	Fiscal Year of Origination				Fiscal Year of Origination
Internal Risk Rating(1)	2027	2026	2025	Total	2026	2025	Total
1 to 4	$28,558	$110,762	$17,825	$157,145	$127,440	$17,374	$144,814
5 to 6	69,672	74,739	24,172	168,583	91,249	23,719	114,968
7 to 9	—	4,710	—	4,710	4,459	—	4,459
Amortized cost basis of financing receivables	$98,230	$190,211	$41,997	$330,438	$223,148	$41,093	$264,241
(1)Internal risk ratings are determined based on the end-user’s financial condition and are categorized as 1 through 9, with the lowest rating representing the highest quality. Credit quality indicators are generally updated at least annually, or more frequently to the extent required by economic conditions.
There was no significant activity in allowance for credit losses during the three and six months ended July 31, 2026 and July 31, 2025. As of July 31, 2026, there were no past due amounts on financing receivables. Past due amounts on financing receivables as of January 31, 2026 were immaterial.
4. Derivative Contracts

During the second quarter of fiscal 2027, the Company entered into foreign currency forward contracts to hedge a portion of its forecasted foreign currency denominated cash flow, with a maximum maturity of 3 months. These foreign currency forward contracts are recorded at fair value. As of July 31, 2026, the notional amount of the Company’s outstanding foreign currency forward contracts designated as cash flow hedges was $57.9 million.
As of July 31, 2026, there were $0.5 million of unrealized gains in accumulated other comprehensive income (loss) related to the Company’s cash flow hedges, all of which are expected to be recognized into earnings within the next 12 months.

Losses related to the Company’s cash flow hedges reclassified from accumulated other comprehensive income (loss) into the condensed consolidated statements of operations consisted of the following (in thousands):

	Three months ended July 31, 2026	Six months ended July 31, 2026
Subscription cost of revenue	$32	$32
Professional services cost of revenue	6	6
Sales and marketing	86	86
Research and development	79	79
General and administrative	10	10
Total	$213	$213

There was no ineffectiveness in the Company’s cash flow hedging program for the three months ended July 31, 2026.
5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses were $257.0 million and $250.9 million as of July 31, 2026 and January 31, 2026, respectively. Other current assets were $256.7 million and $128.8 million as of July 31, 2026 and January 31, 2026, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	July 31, 2026	January 31, 2026
Data center and other computer equipment	$1,199,171	$1,058,690
Capitalized internal-use software and website development costs	451,347	383,119
Leasehold improvements	68,776	54,305
Purchased software	19,335	18,628
Furniture and equipment	13,894	12,752
Construction in progress	342,470	219,509
	2,094,993	1,747,003
Less: Accumulated depreciation and amortization	(920,142)	(770,672)
Property and equipment, net	$1,174,851	$976,331
Construction in progress primarily includes data center equipment purchased that has not yet been placed in service. Data center equipment that was purchased but not yet been placed into service was $273.7 million as of July 31, 2026.
Depreciation and amortization expense of property and equipment was $82.1 million and $60.4 million during the three months ended July 31, 2026 and July 31, 2025, respectively, and $157.6 million and $116.8 million during the six months ended July 31, 2026 and July 31, 2025, respectively.
There was no impairment of property and equipment during the three and six months ended July 31, 2026 and July 31, 2025. The Company capitalized $45.4 million and $31.0 million in internal-use software and website development costs during the three months ended July 31, 2026 and July 31, 2025, respectively, and $81.5 million and $60.6 million during the six months ended July 31, 2026 and July 31, 2025, respectively. Amortization expense associated with internal-use software and website development costs totaled $25.7 million and $19.6 million during the three months ended July 31, 2026 and July 31, 2025, respectively, and $50.1 million and $37.1 million during the six months ended July 31, 2026 and July 31, 2025, respectively. The net book value of capitalized internal-use software and website development costs was $216.1 million and $184.7 million as of July 31, 2026 and January 31, 2026, respectively.

Intangible Assets, Net
Total intangible assets, net consisted of the following (dollars in thousands):

	July 31, 2026			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$361,696	$113,290	$248,406	74
Customer relationships	25,364	13,823	11,541	48
Intellectual property and other acquired intangible assets	18,827	5,539	13,288	100
Total	$405,887	$132,652	$273,235

	January 31, 2026			Weighted-Average Remaining Useful Life
	Gross Carrying Amount	Accumulated Amortization	Net Amount
				(in months)
Developed technology	$202,561	$90,199	$112,362	54
Customer relationships	25,383	12,122	13,261	53
Intellectual property and other acquired intangible assets	15,854	4,775	11,079	100
Total	$243,798	$107,096	$136,702
Amortization expense of intangible assets was $13.3 million and $7.6 million during the three months ended July 31, 2026 and July 31, 2025, respectively, and $25.7 million and $15.3 million during the six months ended July 31, 2026 and July 31, 2025, respectively.
The estimated aggregate future amortization expense of intangible assets as of July 31, 2026 was as follows (in thousands):

Total
Fiscal 2027 (remaining six months)	$26,576
Fiscal 2028	52,365
Fiscal 2029	49,345
Fiscal 2030	39,968
Fiscal 2031	31,880
Thereafter	73,101
Total future amortization expense	$273,235
Developed technology, customer relationships, intellectual property and other acquired intangible assets are amortized over their estimated useful lives, generally on a straight-line basis, for periods ranging from 2 to 20 years.
Goodwill
The change in goodwill during the six months ended July 31, 2026 consisted of the following (in thousands):

Amounts
Goodwill as of January 31, 2026	$1,363,294
Goodwill acquired(1)	886,587
Foreign currency translation	1,545
Goodwill as of July 31, 2026	$2,251,426
(1)Goodwill acquired resulted from the acquisitions of SGNL.AI, Inc. (“SGNL”), and Seraphic Algorithms Ltd. (“Seraphic”). Refer to Note 12 for additional information.

Accrued Payroll and Benefits
Accrued payroll and benefits consisted of the following (in thousands):

	July 31, 2026	January 31, 2026
Accrued commissions	$192,622	$207,378
Accrued payroll and related expenses	146,966	100,915
Accrued bonuses	53,034	45,204
Employee Stock Purchase Plan	25,448	36,193
Accrued payroll and benefits	$418,070	$389,690
6. Debt
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
The net proceeds from the debt offering were $738.0 million after deducting the underwriting commissions of $9.4 million and $2.6 million of issuance costs. The debt issuance costs are being amortized to interest expense using the effective interest method over the term of the Senior Notes. Interest expense related to contractual interest expense, amortization of debt issuance costs, and accretion of debt discount was $6.0 million during the three months ended July 31, 2026 and 2025, and $12.0 million during the six months ended July 31, 2026 and 2025.
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
As of July 31, 2026, the Company was in compliance with all of its financial covenants under the Indenture associated with the Senior Notes.
Based on the trading prices of the Senior Notes, the fair value of the Senior Notes was approximately $712.5 million and $718.2 million as of July 31, 2026 and January 31, 2026, respectively. While the Senior Notes are recorded at cost, the fair value of the Senior Notes was determined based on quoted prices in markets that are not active; accordingly, the Senior Notes are categorized as Level 2 for purposes of the fair value measurement hierarchy.

7. Income Taxes
The Company recognized income tax expense (benefit) of $(1.4) million and $6.0 million for the three months ended July 31, 2026 and July 31, 2025, respectively, and $(8.3) million and $27.1 million during the six months ended July 31, 2026 and July 31, 2025, respectively. The tax benefit for the three months ended July 31, 2026, based on the application of interim period tax accounting methodology, was primarily attributable to excess tax benefits related to stock-based awards, partially offset by income taxes on earnings in jurisdictions in which the Company conducts business. The tax benefit for the six months ended July 31, 2026, based on the application of interim period tax accounting methodology, was primarily attributable to income tax benefit recognized in the current period resulting from the realization of deferred tax assets in connection with recent acquisitions and excess tax benefits related to stock-based awards, partially offset by income taxes on earnings in jurisdictions in which the Company conducts business. The tax expense for the three months ended July 31, 2025 was primarily attributable to tax impacts from the enactment of the One Big Beautiful Bill Act (“OBBBA”), partially offset by valuation allowance in the U.S. and certain foreign jurisdictions where the Company does not benefit from losses and tax credits. The tax expense for the six months ended July 31, 2025 was primarily attributable to income taxes in foreign jurisdictions and withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business.

The Company’s effective tax rates were (34.9)% and (9.3)% for the three months ended July 31, 2026 and July 31, 2025, respectively and (19.2)% and (18.3)% during the six months ended July 31, 2026 and July 31, 2025, respectively. The difference in the effective tax rate for the three months ended July 31, 2026 from the U.S. statutory tax rate is primarily due to excess tax benefits related to stock-based awards, partially offset by income taxes on earnings in jurisdictions in which the Company conducts business. The difference in the effective tax rate for the six months ended July 31, 2026 from the U.S. statutory tax rate is primarily due to income tax benefits recognized in the current period resulting from the realization of deferred tax assets in connection with recent acquisitions and excess tax benefits related to stock-based awards, partially offset by income taxes on earnings in jurisdictions in which the Company conducts business. The effective tax rate for the three and six months ended July 31, 2025, differ from the U.S. statutory tax rate primarily due to income taxes in foreign jurisdictions, withholding taxes related to customer payments in certain foreign jurisdictions in which the Company conducts business, and tax impacts from the enactment of the OBBBA, partially offset by valuation allowance in the U.S. and certain foreign jurisdictions where the Company does not benefit from losses and tax credits.
Total gross unrecognized tax benefits were $140.9 million and $137.8 million as of July 31, 2026 and January 31, 2026, respectively, which are primarily attributable to research and development credits. As of July 31, 2026 and January 31, 2026, there were approximately $45.3 million and $41.0 million, respectively, of unrecognized tax benefits, which, if recognized, would affect the Company’s effective tax rate due to the full valuation allowance. The Company’s policy is to classify interest and penalties related to unrecognized tax benefits as part of the income tax provision in the condensed consolidated statements of operations. The Company incurred $8.8 million and $6.6 million of interest and penalties related to unrecognized tax benefits as of July 31, 2026 and January 31, 2026, respectively.
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

The maturities of the Company’s non-cancelable operating lease liabilities are as follows (in thousands):

Total
Fiscal 2027 (remaining six months)	$10,917
Fiscal 2028	23,556
Fiscal 2029	15,884
Fiscal 2030	12,157
Fiscal 2031	8,124
Thereafter	12,036
Total operating lease payments	82,674
Less: imputed interest	(8,711)
Present value of operating lease liabilities	$73,963
As of July 31, 2026, the Company has entered into four non-cancelable operating leases, with lease terms greater than 12 months that have not yet commenced, with undiscounted future minimum payments of $117.5 million, which have been excluded from the table above. The operating leases are expected to commence between October 2026 and August 2027, with lease terms between 5.0 and 11.3 years.
9. Stock-Based Compensation
Stock Incentive Plan
In May 2019, the Company’s board of directors adopted, and the stockholders approved the CrowdStrike Holdings, Inc. 2019 Equity Incentive Plan (the “2019 Plan”) with the purpose of granting stock-based awards to employees, directors, officers, and consultants, including stock options, restricted stock awards, restricted stock units (“RSUs”), performance-based stock units (“PSUs”), and the Special PSU Awards (as defined below). A total of 35,000,000 shares of Class A common stock (after giving effect to the Stock Split) were initially available for issuance under the 2019 Plan. The Company’s compensation committee administers the 2019 Plan. The number of shares of the Company’s common stock available for issuance under the 2019 Plan is subject to an annual increase on the first day of each fiscal year beginning on February 1, 2020, equal to the lesser of: (i) two percent (2%) of outstanding shares of the Company’s capital stock as of the last day of the immediately preceding fiscal year or (ii) such other amount as the Company’s board of directors may determine.
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
Stock options granted during the six months ended July 31, 2026 were immaterial. There were no stock options granted during the six months ended July 31, 2025.

The following table is a summary of stock option activity for the six months ended July 31, 2026:

	Number of Shares	Weighted-Average Exercise Price Per Share
	(in thousands)
Options outstanding at January 31, 2026	3,729	$3.10
Granted	362	$4.44
Exercised	(636)	$2.62
Canceled	(8)	$3.84
Options outstanding at July 31, 2026	3,447	$3.32
Options vested and expected to vest at July 31, 2026	3,447	$3.32
Options exercisable at July 31, 2026	3,052	$2.93
There were no options that were unvested and exercisable as of July 31, 2026.
The aggregate intrinsic value of options vested and exercisable was $573.5 million and $381.0 million as of July 31, 2026 and January 31, 2026, respectively. The weighted-average remaining contractual term of options vested and exercisable was 2.4 years and 2.6 years as of July 31, 2026 and January 31, 2026, respectively.
The per share weighted-average grant date fair value of all options granted was $95.50 during the six months ended July 31, 2026 and none during the six months ended July 31, 2025. The total intrinsic value of all options exercised was $65.7 million and $91.3 million during the three months ended July 31, 2026 and July 31, 2025, respectively, and $91.7 million and $118.0 million during the six months ended July 31, 2026 and July 31, 2025, respectively.
The aggregate intrinsic value of stock options outstanding as of July 31, 2026 and January 31, 2026 was $646.3 million and $399.9 million, respectively, which represents the excess of the fair value of the Company’s common stock over the exercise price of the options multiplied by the number of options outstanding. The weighted-average remaining contractual term of stock options outstanding was 3.1 years and 2.9 years as of July 31, 2026 and January 31, 2026, respectively.
Total unrecognized stock-based compensation expense related to unvested options was $36.1 million as of July 31, 2026. This expense is expected to be amortized over a weighted-average vesting period of 2.3 years.
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
Total unrecognized stock-based compensation expense related to unvested RSUs was $2.3 billion as of July 31, 2026. This expense is expected to be amortized over a weighted-average vesting period of 2.5 years.
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
Total unrecognized stock-based compensation expense related to unvested PSUs was $309.5 million as of July 31, 2026, which reflects the Company’s updated assessment of the likelihood of satisfying the performance conditions. This expense is expected to be amortized over a weighted-average vesting period of 1.3 years.

Special PSU Awards
In fiscal 2026 and 2027, the Company’s board of directors approved performance-based equity awards (the “2026 Special PSU Award” and “2027 Special PSU Awards,” respectively) under the Company’s 2019 Plan, consisting of PSUs with targets of 1,200,000 and 700,000 PSUs, respectively, that can result in as few as zero shares of the Company’s Class A common stock being issued if the Company’s stock price performance is below the 25th percentile of the companies in the S&P 500 over a three-year period beginning on December 22, 2025 and ending on December 22, 2028, and up to 2,400,000 and 1,400,000 shares, respectively, being issued if the Company’s stock price performance meets or exceeds the 90th percentile of the companies in the S&P 500. The 2027 Special PSU Awards are subject to an additional service condition following the performance period, which will be satisfied in four equal quarterly installments on March 20, June 20, September 20, and December 20, 2029, subject to the grantees’ continued employment with the Company through each applicable vesting date.
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
In fiscal 2022 the Company’s board of directors granted 2,620,000 PSUs (the “2022 Special PSU Awards” and, together with the 2026 Special PSU Award and 2027 Special PSU Awards, the “Special PSU Awards”). The 2022 Special PSU Awards vest upon the satisfaction of the Company’s achievement of specified stock price hurdles, which are based on the average of the closing stock price per share of the Company’s Class A common stock during any 45 consecutive trading day period during the applicable performance period, and a service-based vesting condition. The service condition applicable to each tranche of the 2022 Special PSU Awards will be satisfied in installments as follows, subject to continued employment with the Company through each applicable vesting date: (i) 50% of the 2022 Special PSU Awards underlying the applicable tranche will service vest on the first anniversary of the vesting commencement date applicable to such tranche of the 2022 Special PSU Awards (i.e., February 1, 2022, February 1, 2023, February 1, 2024, and February 1, 2025) and (ii) the remaining PSUs with respect to such tranche will thereafter service vest in four equal quarterly installments of 12.5%.
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
Total unrecognized stock-based compensation expense related to the unvested portion of the Special PSU Awards was $234.5 million as of July 31, 2026. This expense is expected to be amortized over a weighted-average vesting period of 2.4 years.
The following table is a summary of RSUs, PSUs and the Special PSU Awards activities for the six months ended July 31, 2026:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
	(in thousands)
RSUs and PSUs outstanding at January 31, 2026	31,410	$74.41
Granted	12,323	$112.13
Released	(9,376)	$63.38
Performance adjustment (1)	1,147	$96.78
Forfeited	(1,021)	$74.19
RSUs and PSUs outstanding at July 31, 2026	34,483	$91.64
RSUs and PSUs expected to vest at July 31, 2026 (2)	33,126	$91.16
(1)The performance adjustment represents adjustments in shares outstanding due to the actual achievement of performance-based awards, the achievement of which was based upon pre-defined financial performance targets.

(2)Excludes in progress PSUs where pre-defined targets have not yet been achieved.
Employee Stock Purchase Plan
In May 2019, the board of directors adopted, and the stockholders approved the CrowdStrike Holdings, Inc. 2019 Employee Stock Purchase Plan (“ESPP”), which became effective on June 10, 2019, which was the business day prior to the effectiveness of the Company’s registration statement on Form S-1 used in connection with the Company’s IPO. A total of 14,000,000 shares of Class A common stock (after giving effect to the Stock Split) were initially reserved for issuance under the ESPP. The Company’s compensation committee administers the ESPP. The number of shares of common stock available for issuance under the ESPP is subject to an annual increase on the first day of each fiscal year beginning on February 1, 2020, equal to the lesser of: (i) one percent (1%) of the outstanding shares of the Company’s capital stock as of the last day of the immediately preceding fiscal year or (ii) such other amount as its board of directors may determine. In May 2021, the Company’s compensation committee adopted an amendment and restatement of the ESPP, which was approved by the Company’s stockholders in June 2021. The amended and restated ESPP clarified the original intent that the annual increase will in no event exceed 20,000,000 shares of the Company’s Class A common stock (after giving effect to the Stock Split) in any year.
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
The ESPP provides eligible employees with an opportunity to purchase shares of the Company’s Class A common stock through payroll deductions of up to 15% of their eligible compensation. A participant may purchase a maximum of 10,000 shares of common stock (after giving effect to the Stock Split) during a purchase period. Amounts deducted and accumulated by the participant are used to purchase shares of common stock at the end of each six-month purchase period. The purchase price of the shares is 85% of the lower of the fair market value of the Class A common stock on (i) the first trading day of the applicable offering period and (ii) the last trading day of each purchase period in the related offering period. Participants may end their participation at any time during an offering period and will be paid their accrued contributions that have not yet been used to purchase shares of common stock. Participation ends automatically upon termination of employment. The ESPP allows for up to one increase in contribution during each purchase period. If an employee elects to increase his or her contribution, the Company treats this as an accounting modification. The ESPP also offers a two-year look-back feature, as well as a rollover feature that provides for an offering period to be rolled over to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. Contribution modifications during the three and six months ended July 31, 2026 were $2.8 million, which are recognized over the remaining offering periods.
Employee payroll contributions ultimately used to purchase shares are reclassified to stockholders’ equity on the purchase date. ESPP employee payroll contributions accrued as of July 31, 2026 and January 31, 2026 totaled $25.4 million and $36.2 million, respectively, and are included within accrued payroll and benefits in the condensed consolidated balance sheets.
The following table summarizes the assumptions used in the Black-Scholes option-pricing model to determine the fair value of employee stock purchase rights granted under the Company’s ESPP:

Six Months Ended July 31,
	2026	2025
Expected term (in years)	0.5 – 2.0	0.5 – 2.0
Risk-free interest rate	3.5% – 4.7%	3.9% – 5.3%
Expected stock price volatility	41.0% – 54.4%	44.5% – 59.8%
Dividend yield	—%	—%

Stock-Based Compensation Expense
Stock-based compensation expense included in the condensed consolidated statements of operations is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Subscription cost of revenue	$29,032	$23,639	$51,333	$46,716
Professional services cost of revenue	12,556	9,895	22,022	19,275
Sales and marketing	90,737	71,790	160,636	136,569
Research and development	151,382	111,659	277,153	215,748
General and administrative	93,207	62,648	163,473	108,984
Total stock-based compensation expense	$376,914	$279,631	$674,617	$527,292
10. Revenue, Deferred Revenue and Remaining Performance Obligations
The following table summarizes revenue by region based on the shipping address of customers who have contracted to use the Company’s platform or service (in thousands, except percentages):

	Three Months Ended July 31,				Six Months Ended July 31,
	2026		2025		2026		2025
	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue	Amount	% Revenue
United States	$954,464	65%	$784,675	67%	$1,868,189	65%	$1,526,527	67%
Europe, Middle East, and Africa	263,698	18%	188,423	16%	499,037	17%	364,865	16%
Asia Pacific	157,893	11%	117,538	10%	304,069	11%	230,365	10%
Other	94,842	6%	78,316	7%	185,231	7%	150,629	7%
Total revenue	$1,470,897	100%	$1,168,952	100%	$2,856,526	100%	$2,272,386	100%
No single country other than the United States represented 10% or more of the Company’s total revenue during the three and six months ended July 31, 2026 and July 31, 2025.
Contract Balances
Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract. Such amounts are recognized as revenue over the contractual period. The Company recognized revenue of $1.3 billion and $1.0 billion for the three months ended July 31, 2026 and July 31, 2025, respectively, and $2.2 billion and $1.7 billion during the six months ended July 31, 2026 and July 31, 2025, respectively, which was included in the corresponding contract liability balance at the beginning of the period.
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
Changes in deferred revenue were as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Beginning balance	$4,722,193	$3,771,395	$4,753,438	$3,728,677
Additions to deferred revenue	1,590,914	1,232,414	2,945,298	2,378,566
Recognition of deferred revenue	(1,470,897)	(1,168,952)	(2,856,526)	(2,272,386)
Ending balance	$4,842,210	$3,834,857	$4,842,210	$3,834,857

Remaining Performance Obligations
The Company’s subscription contracts with its customers have a typical term of one to three years and most subscription contracts are non-cancelable. Customers generally have the right to terminate their contracts for cause as a result of the Company’s failure to perform. As of July 31, 2026, the aggregate amount of the transaction price allocated to remaining performance obligations was $10.7 billion. The Company expects to recognize approximately 46% of the remaining performance obligations in the 12 months following July 31, 2026. The majority of the non-current remaining performance obligations are expected to be recognized over the next 13 to 36 months.
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
Sales commissions for renewal of a contract are not considered commensurate with the commissions paid for the acquisition of the initial contract or follow-on upsell given the substantive difference in commission rates in proportion to their respective contract values. Commissions, including referral fees paid to referral partners, earned upon the initial acquisition of a contract or subsequent upsell are amortized over an estimated period of benefit of five years, while commissions earned for renewal contracts are amortized over the contractual term of the renewals. Sales commissions associated with professional service contracts are amortized ratably over an estimated period of benefit of less than one year. Commissions are included in sales and marketing expense in the condensed consolidated statements of operations. In determining the period of benefit for commissions paid for the acquisition of the initial contract, the Company took into consideration the expected subscription term and expected renewals of customer contracts, the historical duration of relationships with customers, customer retention data, and the life of the developed technology. The Company periodically reviews the carrying amount of deferred contract acquisition costs to determine whether events or changes in circumstances have occurred that could impact the period of benefit of these deferred costs. The Company did not recognize any material impairment losses of deferred contract acquisition costs during the three and six months ended July 31, 2026 or July 31, 2025.
The following table summarizes the activity of deferred contract acquisition costs (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Beginning balance	$1,097,069	$847,850	$1,103,113	$847,950
Capitalization of contract acquisition costs	205,734	148,819	298,546	251,622
Amortization of deferred contract acquisition costs	(108,196)	(107,038)	(207,052)	(209,941)
Ending balance	$1,194,607	$889,631	$1,194,607	$889,631

Deferred contract acquisition costs, current	$389,070	$372,543	$389,070	$372,543
Deferred contract acquisition costs, noncurrent	805,537	517,088	805,537	517,088
Total deferred contract acquisition costs	$1,194,607	$889,631	$1,194,607	$889,631
11. Commitments and Contingencies
July 19 Incident
On July 19, 2024, the Company released a content configuration update for its Falcon sensor that resulted in system crashes for certain Windows systems (the “July 19 Incident”). The Company is subject to a number of legal proceedings in connection with the July 19 Incident, including:
•On August 5, 2024, a putative class action was filed against CrowdStrike, Inc. in the Western District of Texas in relation to passenger airline flight disruptions allegedly caused by the July 19 Incident. On August 19, 2024, a second putative class action was filed against the Company and CrowdStrike, Inc. in the Western District of Texas, making similar allegations in relation to passenger airline flight disruptions. On November 6, 2024, these two lawsuits were consolidated, and interim class counsel was appointed. On December 6, 2024, a consolidated class action complaint was filed, which, among other things, asserts causes of action for negligence and public nuisance, and seeks certification of a nationwide class, as well as several state sub-classes of citizens of California, Ohio, Pennsylvania, Iowa, and Nevada. The putative classes are comprised of individuals who allegedly had a flight delayed or canceled as a result of the July 19 Incident. The consolidated complaint seeks unspecified monetary damages, certain injunctive relief, costs, and attorneys’ fees. On February 4, 2025, the Company and CrowdStrike, Inc. filed a motion to dismiss the consolidated complaint. On June 18, 2025, the district court granted the Company and CrowdStrike, Inc.’s motion to dismiss the consolidated complaint and entered a final judgment. On June 25, 2025, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). On May 20, 2026, the Fifth Circuit affirmed the district court’s dismissal. On June 15, 2026, the Fifth Circuit denied the plaintiffs’ petition for panel or en banc rehearing.
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
Additionally, some customers and third parties have asserted claims against the Company. The Company has also received inquiries from other governmental authorities and third parties related to the July 19 Incident. The Company has cooperated and provided information in connection with these inquiries.
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
Amounts accrued and expenses incurred, net of insurance receivable recorded, associated with the July 19 Incident and related matters during the six months ended July 31, 2026 were as follows (in thousands):

Amounts
Balance at January 31, 2026	$15,498
Expenses incurred, net of insurance receivable recorded (1)	3,600
Payments made / cash received	(5,959)
Balance at July 31, 2026	$13,139
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
In addition to customer commitment packages, the Company has made an immaterial amount of settlement offers to certain customers in response to the July 19 Incident. These amounts are, or will be, entirely offset by recoveries under the Company’s insurance policies. Accordingly, there is no impact on the Company’s condensed consolidated statement of operations during the three and six months ended July 31, 2026. The customer payables and insurance receivables were recorded as accrued expenses and as prepaid expenses and other current assets in the Company’s condensed consolidated balance sheet as of July 31, 2026, respectively.
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
Purchase Obligations
In the normal course of business, the Company enters into non-cancelable purchase commitments with various parties to purchase products and services such as data center capacity, advertising, technology, equipment, office renovations, corporate events, and consulting services. A summary of non-cancelable purchase obligations in excess of one year as of July 31, 2026, with expected date of payment is as follows (in thousands):

Total Commitments
Fiscal 2027 (remaining six months)	$186,109
Fiscal 2028	843,076
Fiscal 2029	844,454
Fiscal 2030	651,501
Fiscal 2031	377,684
Thereafter	1,238,703
Total purchase commitments	$4,141,527

In July 2026, the Company signed a definitive agreement to acquire the technology assets of XM Cyber Ltd., a Schwarz Digits company recognized for its advanced attack path visualization and offensive simulation technologies. At closing, the Company expects to pay consideration of $145.0 million in a combination of cash and shares of the Company’s Class A common stock, plus additional shares of the Company’s Class A common stock in an amount to be determined on the closing date. The transaction is expected to close in the second half of fiscal 2027, subject to customary closing conditions and regulatory requirements.

Subsequent to July 31, 2026, the Company has committed to an additional $2.9 billion of non-cancelable purchase obligations from fiscal 2027 to fiscal 2034. These commitments are excluded from the table above and will be included in the table in subsequent periods.
Unfunded Loan Commitments
The Company provides financing arrangements for certain qualified end-users to purchase its products and services. When the Company enters into these financing arrangements with the end-users, the funds provided by the Company for the sales transactions do not always occur immediately upon signing, depending on the terms of the arrangements. The Company estimates an allowance for credit losses on these off-balance sheet credit exposures at each reporting period on the contractual period over which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. As of July 31, 2026, the Company had non-cancelable unfunded commitments totaling approximately $69.7 million.
Warranties and Indemnification
The Company’s cloud computing services are typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and materially in accordance with the Company’s online help documentation under normal use and circumstances. In addition, for its Falcon Complete customers, the Company offers a limited warranty, subject to certain conditions, to cover certain costs incurred by the customer in case of a cybersecurity breach. The Company has entered into an insurance policy to reduce its potential liability arising from such limited warranty arrangements. The Company’s customer arrangements generally include certain provisions for indemnifying customers against losses suffered or incurred as a result of third-party claims that the Company’s products or services infringe a third party’s intellectual property rights. From time to time, the Company has also agreed to certain other indemnifications and warranties. The Company has not incurred any material costs because of such obligations and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of July 31, 2026 or January 31, 2026.
The Company has also agreed to indemnify its directors and certain executive officers for costs associated with any fees, expenses, judgments, fines and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by the Company, arising out of that person’s services as the Company’s director or officer or that person’s services provided to any other company or enterprise at the Company’s request. The Company maintains director and officer insurance coverage that would generally enable the Company to recover a portion of any future amounts paid. The Company may also be subject to indemnification obligations by law with respect to the actions of its employees under certain circumstances and in certain jurisdictions. No liabilities have been accrued associated with this indemnification provision as of July 31, 2026 or January 31, 2026.
12. Acquisitions
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
Acquisition costs incurred during the six months ended July 31, 2026 were immaterial.

The results of operations for the acquisition have been included in the Company’s condensed consolidated financial statements from the date of acquisition. The acquisition of SGNL, individually or in the aggregate with other fiscal 2027 acquisitions, did not have a material impact on the Company’s condensed consolidated financial statements and therefore historical and pro forma disclosures have not been presented.
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
Acquisition costs incurred during the six months ended July 31, 2026 were $1.6 million.

The results of operations for the acquisition have been included in the Company’s condensed consolidated financial statements from the date of acquisition. The acquisition of Seraphic, individually or in the aggregate with other fiscal 2027 acquisitions, did not have a material impact on the Company’s condensed consolidated financial statements and therefore historical and pro forma disclosures have not been presented.

Pangea Cyber Corporation
On September 26, 2025, the Company acquired 100% of the equity interest of Pangea Cyber Corporation (“Pangea”), a company that offers AI detection and response solutions.
The acquisition has been accounted for as a business combination. The total consideration transferred consisted of $212.1 million in cash, net of $9.4 million of cash and restricted cash acquired, and $0.3 million and $10.3 million representing the fair value of replacement equity and liability awards, respectively, attributable to pre-acquisition service. The remaining fair value of these replacement awards attributed to post-combination service was excluded from the purchase price. The cash consideration included (i) cash held back in an escrow fund for a partial security for post-closing true-up adjustments, which was released from escrow in January 2026, and (ii) cash held back in an escrow fund for a partial security for post-closing indemnification claims, which is expected to be released in fiscal 2028 and is reflected within restricted cash. The purchase price was allocated on a preliminary basis, subject to working capital adjustment and continuing management analysis, to developed technology of $13.2 million with a useful life of 72 months, net tangible liabilities of $0.4 million, and goodwill of $209.9 million, which was allocated to the Company’s one reporting unit and represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The fair value of the developed technology was estimated using the relief-from-royalty method under the income approach. The goodwill was primarily attributable to the assembled workforce of Pangea, planned growth in new markets, and synergies expected to be achieved from the integration of Pangea. Goodwill is not deductible for income tax purposes.
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
Acquisition costs incurred during the six months ended July 31, 2026 were immaterial.
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
The acquisition has been accounted for as a business combination. The total consideration transferred consisted of $252.7 million in cash, net of $15.2 million of cash and restricted cash acquired, and $2.0 million representing the fair value of replacement equity awards attributable to pre-acquisition service. The remaining fair value of these replacement awards attributed to post-combination service was excluded from the purchase price. The cash consideration included cash held back in an escrow fund for a partial security for post-closing indemnification claims. Escrow amounts are reflected within restricted cash and are expected to be released in fiscal 2028. The purchase price was allocated on a preliminary basis, subject to working capital adjustment and continuing management analysis, to identifiable intangible assets, which include developed technology and customer relationships of $21.4 million, net tangible assets acquired of $0.2 million, and goodwill of $233.1 million, which was allocated to the Company’s one reporting unit and represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired. The fair value of the developed technology was estimated using the relief-from-royalty method under the income approach. In addition, the fair value of customer relationships was estimated using the with-and-without method. The goodwill was primarily attributable to the assembled workforce of Onum, planned growth in new markets, and synergies expected to be achieved from the integration of Onum. Goodwill is not deductible for income tax purposes.
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
Acquisition costs incurred during the six months ended July 31, 2026 were immaterial.
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
13. Net Income (Loss) Per Share Attributable to Common Stockholders
Basic and diluted net income (loss) per share attributable to CrowdStrike’s common stockholders is computed in conformity with the two-class method required for participating securities. Basic net income (loss) per share attributable to CrowdStrike common stockholders is computed by dividing the net income (loss) attributable to CrowdStrike by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share attributable to CrowdStrike common stockholders is calculated by dividing net income by the combination of the weighted-average number of common shares outstanding and the effect of the weighted-average number of dilutive common share equivalents during the period. The dilutive potential shares of common stock are comprised of outstanding stock options, RSUs, PSUs, Special PSU Awards, ESPP obligations, and founders holdbacks, and are computed using the treasury stock method. The effects of the outstanding stock options, RSUs, PSUs, Special PSU Awards, ESPP obligations, and founders holdbacks are excluded from the computation of the diluted net income per share in periods in which the effect would be antidilutive. Diluted net loss per share is the same as basic net loss per share for the three and six months ended July 31, 2025, because the effects of potentially dilutive items were antidilutive given the Company’s net loss position during that period.
The following table sets forth the computation of basic and diluted net income (loss) per share attributable to CrowdStrike common stockholders (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to CrowdStrike	$5,306	$(70,153)	$33,080	$(174,417)
Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders, basic	1,019,448	999,634	1,017,225	996,730
Dilutive effect of common stock equivalents	25,021	—	20,808	—
Weighted-average shares used in computing net income (loss) per share attributable to CrowdStrike common stockholders, dilutive	1,044,469	999,634	1,038,033	996,730
Net income (loss) per share attributable to CrowdStrike common stockholders, basic	$0.01	$(0.07)	$0.03	$(0.17)
Net income (loss) per share attributable to CrowdStrike common stockholders, diluted	$0.01	$(0.07)	$0.03	$(0.17)

The potential shares of common stock that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive are as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
RSUs and PSUs subject to future vesting	53	35,672	1,774	35,672
Shares of common stock issuable from stock options	—	3,852	10	3,852
Share purchase rights under the Employee Stock Purchase Plan	140	2,223	476	2,223
Potential common shares excluded from diluted net income (loss) per share	193	41,747	2,260	41,747
Founders holdbacks related to business combinations, where a variable number of shares will be issued upon vesting to settle a fixed monetary amount of $42.3 million, are contingent upon continued employment with the Company. The share price will be determined based on the Company’s average stock price or the volume weighted average stock price five days prior to each vesting date. During the three and six months ended July 31, 2026, 9,224 and 23,192 shares were issued to settle founders holdbacks at a weighted average price of $166.31 and $132.29 per share, respectively.
As of July 31, 2026, the above table excludes 1,357,459 outstanding shares of in progress PSUs where pre-defined targets have not yet been achieved.
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
The Company’s property and equipment, net and operating lease right-of-use assets are summarized by geographic area as follows (in thousands):

	July 31, 2026	January 31, 2026
United States	$1,050,688	$855,312
Germany	103,710	106,657
Other countries	88,842	84,222
Total property and equipment, net and operating lease right-of-use assets	$1,243,240	$1,046,191
See Note 10 for additional information about the Company’s revenue by geographic region.

15. Strategic Plan
On May 6, 2025, the Company announced a strategic plan (the “Strategic Plan”) to evolve its operations to yield greater efficiencies as the Company continues to scale its business with focus and discipline to meet its goals. The Strategic Plan resulted in a reduction of roles representing approximately 500 positions, or 5%, of the Company’s global workforce.
The actions associated with the Strategic Plan were completed as of July 31, 2026.
There were no charges related to the Strategic Plan during the three and six months ended July 31, 2026.
Charges related to the Strategic Plan included in the condensed consolidated statements of operations during the three and six months ended July 31, 2025 were as follows (in thousands):

	Three Months Ended July 31, 2025	Six Months Ended July 31, 2025
Subscription cost of revenue	$3,563	$3,563
Professional services cost of revenue	3,345	3,345
Sales and marketing	8,723	8,723
Research and development	16,696	16,696
General and administrative	6,057	12,678
Total	$38,384	$45,005
The following table summarizes the activities related to the Strategic Plan for the six months ended July 31, 2026 and July 31, 2025 (in thousands):

	July 31, 2026			July 31, 2025
	Severance and Related Costs	Non-Employee Costs	Total	Severance and Related Costs	Non-Employee Costs	Total
Liability, beginning of the period	$30	$36	$66	$—	$—	$—
Charges (benefits)	—	—	—	37,983	7,022	45,005
Payments	(30)	(36)	(66)	(17,989)	(6,976)	(24,965)
Non-cash items	—	—	—	(17,901)	—	(17,901)
Liability, end of the period	$—	$—	$—	$2,093	$46	$2,139
There was no liability associated with the Strategic Plan as of July 31, 2026. As of July 31, 2025, the liability associated with the Strategic Plan is included in accrued payroll and benefits and accounts payable on the condensed consolidated balance sheet.
16. Share Repurchases
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

The timing, manner, price, and amount of any repurchases will be determined by the Company at its discretion and will depend on a variety of factors, including legal requirements, price, and economic and market conditions. No repurchases were made under the Share Repurchase Program during the three months ended July 31, 2026. As of July 31, 2026, $1.3 billion remained available for future share repurchases under the Share Repurchase Program.

The following table presents shares repurchased and subsequently retired (in thousands):

	Three Months Ended July 31, 2026		Six Months Ended July 31, 2026
	Shares	Amount	Shares	Amount
Share repurchases	—	$—	1,920	$175,622
Total share repurchases	—	$—	1,920	$175,622
17. Revision of Prior Period Financial Statements
As discussed in Note 1, during the fourth quarter of the fiscal year ended January 31, 2026, the Company identified an immaterial error related to the timing of recognition of stock-based compensation expense in prior periods associated with certain awards granted in the fiscal years ended January 31, 2022 and 2023. To correct the immaterial error, the Company revised its previously issued unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended July 31, 2025.
The following tables reflect the impacts of the revision to the previously filed financial statements for the three and six months ended July 31, 2025 (in thousands, except per share data):
Consolidated Statements of Stockholders’ Equity

	As of July 31, 2025
	As previously reported, adjusted for the Stock Split	Adjustments	As revised
Additional paid-in capital	$5,016,167	$28,968	$5,045,135
Accumulated deficit	$(1,265,989)	$(28,968)	$(1,294,957)
Consolidated Statements of Operations

	Three Months Ended July 31, 2025			Six Months Ended July 31, 2025
	As previously reported	Adjustments	As revised	As previously reported	Adjustments	As revised
Subscription cost of revenue	$253,640	$(1,189)	$252,451	$496,014	$(2,203)	$493,811
Professional services cost of services	56,643	(543)	56,100	103,412	(797)	102,615
Total cost of revenue	310,283	(1,732)	308,551	599,426	(3,000)	596,426
Gross profit	858,669	1,732	860,401	1,672,960	3,000	1,675,960
Sales and marketing	447,024	(444)	446,580	886,641	(850)	885,791
Research and development	346,668	(4,135)	342,533	680,797	(7,338)	673,459
General and administrative	177,956	(1,211)	176,745	343,157	(2,277)	340,880
Total operating expenses	971,648	(5,790)	965,858	1,910,595	(10,465)	1,900,130
Loss from operations	(112,979)	7,522	(105,457)	(237,635)	13,465	(224,170)
Loss before provision for income taxes	(71,674)	7,522	(64,152)	(161,561)	13,465	(148,096)
Net loss	(77,645)	7,522	(70,123)	(188,638)	13,465	(175,173)
Net loss attributable to CrowdStrike	$(77,675)	$7,522	$(70,153)	$(187,882)	$13,465	$(174,417)
Net loss per share attributable to CrowdStrike common stockholders, adjusted for the Stock Split:
Basic	$(0.08)	$0.01	$(0.07)	$(0.19)	$0.02	$(0.17)
Diluted	$(0.08)	$0.01	$(0.07)	$(0.19)	$0.02	$(0.17)
There was no impact to the consolidated statements of cash flows from operating activities, investing activities, or financing activities for any period. The impact to the consolidated statements of comprehensive income (loss) is limited to the impact to net loss as detailed above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended January 31, 2026, filed with the SEC. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading Special Note Regarding Forward-Looking Statements following the Table of Contents of this Quarterly Report on Form 10-Q. As discussed in Note 1 and Note 17 to the unaudited Condensed Consolidated Financial Statements included in this report, the Company revised its previously issued unaudited Condensed Consolidated Financial Statements as of and for the three and six months ended July 31, 2025 to correct for an immaterial error discovered during the fourth quarter of fiscal 2026. The revisions are intended to ensure comparability across all periods reflected herein. You should review the disclosure under Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
We have a land-and-expand sales strategy where customers start with any number of modules and can easily add capabilities over time. Our AI security advantage begins with our platform breadth and single sensor visibility — delivering unified protection across endpoints, cloud workloads, identities, SaaS environments, browsers, and the prompt and agentic interaction layer. One sensor, one console, one platform covering attack surfaces.
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
July 19 Incident. On July 19, 2024, we released a content configuration update for our Falcon sensor that resulted in system crashes for certain Windows systems (the “July 19 Incident”). As a result of the July 19 Incident, we are subject to lawsuits, claims and inquiries as described in Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. We have incurred, and expect to continue to incur, significant legal and professional services and other general and administrative expenses associated with the July 19 Incident in future periods. It is not reasonably possible to quantify the precise impact of the July 19 Incident, but the incident has adversely affected our results of operations, and we currently expect a number of factors relating to the incident to adversely affect our key metrics and results of operations in future periods. While we have maintained high dollar-based gross retention rates following the incident, we have experienced delays in creating sales opportunities and longer sales cycles, including delays in customer purchasing decisions. Sales cycles may be elongated in future periods. In addition, because our customers typically sign contracts with terms over one year, customer churn and any corresponding impact to our key metrics and revenue may occur in future periods. Customer commitment packages introduced following the July 19 Incident have included discounting, additional modules, professional services, flexible payment terms or subscription period extensions. Our customer commitment packages have resulted, and are expected to continue to result, in increased contraction, due to elongated subscription terms, and decreased upsell dollar values.

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
The following table sets forth our ARR as of the dates presented (dollars in thousands):

	As of July 31,
	2026	2025
Annual recurring revenue	$5,841,421	$4,656,682
Year-over-year growth	25%	20%
ARR grew to $5.8 billion as of July 31, 2026, of which $332.8 million and $588.6 million was net new ARR added for the three and six months ended July 31, 2026, respectively. ARR grew to $4.7 billion as of July 31, 2025, of which $221.1 million and $414.8 million was net new ARR added for the three and six months ended July 31, 2025, respectively.
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
Our dollar-based net retention rate improved sequentially as of July 31, 2026. Our dollar-based net retention rate can fluctuate from period to period due to large customer contracts in a given period and incentives provided, which may reduce our dollar-based net retention rate in subsequent periods. In addition, if our customers are not able to fully utilize their product subscriptions (including in connection with our flexible subscription offering), we may experience increased contraction as such customers may elect to renew with shorter subscription periods, fewer cloud modules, fewer endpoints or smaller contract values, which may reduce our dollar-based net retention rate.

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
Operating Expenses
Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. For each of these categories of expense, employee-related expenses are the most significant component, which include salaries, employee bonuses, sales commissions, and employer payroll tax. Operating expenses also include an allocated portion of overhead costs for facilities and other administrative functions.

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

Provision (Benefit) for Income Taxes. Provision (benefit) for income taxes consists of income tax benefits recognized in the current period resulting from the realization of deferred tax assets in connection with recent acquisitions and excess tax benefits related to stock-based awards, partially offset by income taxes on earnings in jurisdictions in which we conduct business. We maintain a full valuation allowance on our U.S. federal and state and certain foreign deferred tax assets, including net operating loss carryforwards and tax credits, which we have determined are not realizable on a more-likely-than-not basis. We evaluate the need for a valuation allowance on a quarterly basis.
Net Income (Loss) Attributable to Non-controlling Interest. Net income (loss) attributable to non-controlling interest consists of the Falcon Funds’ non-controlling interest share of gains and losses and interest income from our strategic investments.

Results of Operations
The following tables set forth our condensed consolidated statements of operations for each period presented (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %	Six Months Ended July 31,		Change $	Change %
	2026	2025			2026	2025
Revenue
Subscription	$1,400,291	$1,102,945	$297,346	27%	$2,721,144	$2,153,713	$567,431	26%
Professional services	70,606	66,007	4,599	7%	135,382	118,673	16,709	14%
Total revenue	1,470,897	1,168,952	301,945	26%	2,856,526	2,272,386	584,140	26%
Cost of revenue
Subscription	310,691	252,451	58,240	23%	599,154	493,811	105,343	21%
Professional services	63,311	56,100	7,211	13%	117,125	102,615	14,510	14%
Total cost of revenue	374,002	308,551	65,451	21%	716,279	596,426	119,853	20%
Gross profit	1,096,895	860,401	236,494	27%	2,140,247	1,675,960	464,287	28%
Operating expenses
Sales and marketing	509,973	446,580	63,393	14%	998,647	885,791	112,856	13%
Research and development	444,200	342,533	101,667	30%	852,526	673,459	179,067	27%
General and administrative	175,954	176,745	(791)	0%	352,906	340,880	12,026	4%
Total operating expenses	1,130,127	965,858	164,269	17%	2,204,079	1,900,130	303,949	16%
Loss from operations	(33,232)	(105,457)	72,225	(68)%	(63,832)	(224,170)	160,338	(72)%
Interest expense	(6,047)	(6,823)	776	(11)%	(12,163)	(13,538)	1,375	(10)%
Interest income	43,881	50,850	(6,969)	(14)%	84,423	96,230	(11,807)	(12)%
Other income (expense), net	(669)	(2,722)	2,053	(75)%	34,568	(6,618)	41,186	(622)%
Income (loss) before provision for income taxes	3,933	(64,152)	68,085	(106)%	42,996	(148,096)	191,092	(129)%
Provision (benefit) for income taxes	(1,373)	5,971	(7,344)	(123)%	(8,276)	27,077	(35,353)	(131)%
Net income (loss)	5,306	(70,123)	75,429	(108)%	51,272	(175,173)	226,445	(129)%
Net income (loss) attributable to non-controlling interest	—	30	(30)	(100)%	18,192	(756)	18,948	(2,506)%
Net income (loss) attributable to CrowdStrike	$5,306	$(70,153)	$75,459	(108)%	$33,080	$(174,417)	$207,497	(119)%

The following table presents the components of our condensed consolidated statements of operations as a percentage of total revenue for the periods presented:

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
	%
Revenue
Subscription	95%	94%	95%	95%
Professional services	5%	6%	5%	5%
Total revenue	100%	100%	100%	100%
Cost of revenue
Subscription	21%	22%	21%	22%
Professional services	4%	5%	4%	5%
Total cost of revenue	25%	26%	25%	26%
Gross profit	75%	74%	75%	74%
Operating expenses
Sales and marketing	35%	38%	35%	39%
Research and development	30%	29%	30%	30%
General and administrative	12%	15%	12%	15%
Total operating expenses	77%	83%	77%	84%
Loss from operations	(2)%	(9)%	(2)%	(10)%
Interest expense	—%	(1)%	—%	(1)%
Interest income	3%	4%	3%	4%
Other income (expense), net	—%	—%	1%	—%
Income (loss) before provision for income taxes	—%	(5)%	2%	(7)%
Provision (benefit) for income taxes	—%	1%	—%	1%
Net income (loss)	—%	(6)%	2%	(8)%
Net income (loss) attributable to non-controlling interest	—%	—%	1%	—%
Net income (loss) attributable to CrowdStrike	—%	(6)%	1%	(8)%
Comparison of the Three Months Ended July 31, 2026 and 2025
Revenue
The following shows total revenue from subscriptions and professional services for the three months ended July 31, 2026 as compared to the three months ended July 31, 2025 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2026	2025
Subscription	$1,400,291	$1,102,945	$297,346	27%
Professional services	70,606	66,007	4,599	7%
Total revenue	$1,470,897	$1,168,952	$301,945	26%
Total revenue increased by $301.9 million, or 26%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025. Subscription revenue accounted for 95% and 94% of total revenue for the three months ended July 31, 2026 and July 31, 2025, respectively. Professional services revenue accounted for 5% and 6% of our total revenue for the three months ended July 31, 2026 and July 31, 2025, respectively.
Subscription revenue increased by $297.3 million, or 27%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025, which was primarily driven by a combination of the addition of new customers and the sale of additional sensors and modules to existing customers.

Professional services revenue increased by $4.6 million, or 7%, for the three months ended July 31, 2026, compared to the three months ended July 31, 2025, which was primarily attributable to an increase in the number of professional service hours.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the three months ended July 31, 2026 as compared to the three months ended July 31, 2025 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2026	2025
Subscription	$310,691	$252,451	$58,240	23%
Professional services	63,311	56,100	7,211	13%
Total cost of revenue	$374,002	$308,551	$65,451	21%
Total cost of revenue increased by $65.5 million, or 21%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025. Subscription cost of revenue increased by $58.2 million, or 23%, for the three months ended July 31, 2026, compared to the three months ended July 31, 2025. The increase in subscription cost of revenue was primarily due to an increase in cloud hosting and related services costs of $13.9 million, an increase in depreciation of data center equipment of $10.4 million, an increase in employee-related expenses of $9.4 million driven by a 9% increase in average headcount, an increase in stock-based compensation expense of $6.9 million, an increase in allocated overhead costs of $5.6 million, an increase in employee benefits of $4.0 million, an increase in amortization of internal-use software of $3.8 million, and an increase in term-based software licenses of $1.6 million, partially offset by a decrease in charges related to the Strategic Plan of $3.6 million.
Professional services cost of revenue increased by $7.2 million, or 13%, for the three months ended July 31, 2026, compared to the three months ended July 31, 2025. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $5.6 million driven by a 12% increase in average headcount, an increase in stock-based compensation expense of $4.1 million, an increase in allocated overhead costs of $1.7 million, and an increase in employee benefits of $1.0 million, partially offset by a decrease in charges related to the Strategic Plan of $3.3 million and a decrease in consulting expenses of $2.3 million.
The following shows gross profit and gross margin for subscriptions and professional services for the three months ended July 31, 2026 as compared to the three months ended July 31, 2025 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2026	2025
Subscription gross profit	$1,089,600	$850,494	$239,106	28%
Professional services gross profit	7,295	9,907	(2,612)	(26)%
Total gross profit	$1,096,895	$860,401	$236,494	27%

	Three Months Ended July 31,		Change %
	2026	2025
Subscription gross margin	78%	77%	1%
Professional services gross margin	10%	15%	(5)%
Total gross margin	75%	74%	1%
Subscription gross margin increased by one percentage point for the three months ended July 31, 2026, compared to the three months ended July 31, 2025. The increase in subscription gross margin was primarily attributable to hiring efficiencies.
Professional services gross margin decreased by five percentage points for the three months ended July 31, 2026, compared to the three months ended July 31, 2025. The decrease in professional services gross margin was primarily driven by higher employee-related expenses due to no corresponding Strategic Plan impact, and an increase in stock-based compensation expense, partially offset by a decrease in consulting expenses during the three months ended July 31, 2026.

Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the three months ended July 31, 2026 as compared to the three months ended July 31, 2025 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2026	2025
Sales and marketing expenses	$509,973	$446,580	$63,393	14%
Sales and marketing expenses increased by $63.4 million, or 14%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025. The increase in sales and marketing expenses was primarily due to an increase in stock-based compensation expense of $22.6 million, an increase in employee-related expenses of $17.7 million driven by a 10% increase in average headcount, an increase in allocated overhead costs of $10.0 million, an increase in marketing programs of $6.7 million, an increase in employee benefits of $5.9 million, and an increase in travel expenses of $4.4 million, partially offset by a decrease in charges related to the Strategic Plan of $8.7 million.
Research and Development
The following shows research and development expenses for the three months ended July 31, 2026 as compared to the three months ended July 31, 2025 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2026	2025
Research and development expenses	$444,200	$342,533	$101,667	30%
Research and development expenses increased by $101.7 million, or 30%, for the three months ended July 31, 2026 compared to the three months ended July 31, 2025. This increase was primarily due to an increase in stock-based compensation expense of $48.5 million, an increase in employee-related expenses of $40.1 million driven by a 17% increase in average headcount, an increase in cloud hosting and related costs of $12.5 million, an increase in allocated overhead costs of $11.8 million, an increase in employee benefits of $5.7 million, an increase in term-based software licenses of $3.8 million, and an increase in depreciation of data center equipment of $1.4 million, partially offset by a decrease in charges related to the Strategic Plan of $16.7 million and an increase in software capitalization of $6.8 million.
General and Administrative
The following shows general and administrative expenses for the three months ended July 31, 2026 as compared to the three months ended July 31, 2025 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2026	2025
General and administrative expenses	$175,954	$176,745	$(791)	0%

General and administrative expenses stayed largely flat for the three months ended July 31, 2026 compared to the three months ended July 31, 2025. The net decrease was primarily driven by lower costs associated with the July 19 Incident and related matters and reduced charges related to the Strategic Plan, partially offset by higher stock-based compensation expense.

Interest Expense, Interest Income, and Other Income (Expense), Net
The following shows interest expense, interest income, and other income (expense), net for the three months ended July 31, 2026 as compared to the three months ended July 31, 2025 (in thousands, except percentages):

	Three Months Ended July 31,		Change $	Change %
	2026	2025
Interest expense	$(6,047)	$(6,823)	$776	(11)%
Interest income	$43,881	$50,850	$(6,969)	(14)%
Other expense, net	$(669)	$(2,722)	$2,053	(75)%
The decrease in interest expense for the three months ended July 31, 2026 compared to the three months ended July 31, 2025 was primarily due to no amortization of debt issuance costs in the current period related to our secured revolving credit facility, which expired in January 2026.
The decrease in interest income for the three months ended July 31, 2026 compared to the three months ended July 31, 2025 was driven by lower market rates.
The decrease in other expense, net for the three months ended July 31, 2026 compared to the three months ended July 31, 2025 was primarily due to a $2.5 million decrease in net foreign currency transaction losses, partially offset by a $0.4 million decrease in gains from deferred compensation assets.
Provision (benefit) for Income Taxes
The following shows the provision (benefit) for income taxes for the three months ended July 31, 2026 as compared to the three months ended July 31, 2025 (in thousands, except percentage):

	Three Months Ended July 31,		Change $	Change %
	2026	2025
Provision (benefit) for income taxes	$(1,373)	$5,971	$(7,344)	(123)%

The $7.3 million change from an income tax provision to an income tax benefit during the three months ended July 31, 2026 compared to the three months ended July 31, 2025 was primarily driven by excess tax benefits related to stock-based awards recognized in the current period, partially offset by income taxes on earnings in jurisdictions in which we conduct business and the application of interim period tax accounting methodology.
Comparison of the Six Months Ended July 31, 2026 and 2025
Revenue
The following shows total revenue from subscriptions and professional services for the six months ended July 31, 2026 as compared to the six months ended July 31, 2025 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2026	2025
Subscription	$2,721,144	$2,153,713	$567,431	26%
Professional services	135,382	118,673	16,709	14%
Total revenue	$2,856,526	$2,272,386	$584,140	26%

Total revenue increased by $584.1 million, or 26%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025. Subscription revenue accounted for 95% of total revenue for each of the six months ended July 31, 2026 and July 31, 2025. Professional services revenue accounted for 5% of our total revenue for each of the six months ended July 31, 2026 and July 31, 2025.

Subscription revenue increased by $567.4 million, or 26%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025, which was primarily driven by a combination of the addition of new customers and the sale of additional sensors and modules to existing customers.
Professional services revenue increased by $16.7 million, or 14%, for the six months ended July 31, 2026, compared to the six months ended July 31, 2025, which was primarily attributable to an increase in the number of professional service hours.
Cost of Revenue, Gross Profit, and Gross Margin
The following shows cost of revenue related to subscriptions and professional services for the six months ended July 31, 2026 as compared to the six months ended July 31, 2025 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2026	2025
Subscription	$599,154	$493,811	$105,343	21%
Professional services	117,125	102,615	14,510	14%
Total cost of revenue	$716,279	$596,426	$119,853	20%
Total cost of revenue increased by $119.9 million, or 20%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025. Subscription cost of revenue increased by $105.3 million, or 21%, for the six months ended July 31, 2026, compared to the six months ended July 31, 2025. The increase in subscription cost of revenue was primarily due to an increase in cloud hosting and related services costs of $24.8 million, an increase in depreciation of data center equipment of $20.1 million, an increase in employee-related expenses of $18.3 million driven by a 9% increase in average headcount, an increase in allocated overhead costs of $10.1 million, an increase in amortization of internal-use software of $9.8 million, an increase in employee benefits of $6.2 million, an increase in stock-based compensation expense of $6.1 million, an increase in term-based software licenses of $1.9 million, and an increase in other labor expenses of $1.4 million, partially offset by a $3.6 million decrease in charges related to the Strategic Plan.
Professional services cost of revenue increased by $14.5 million, or 14%, for the six months ended July 31, 2026, compared to the six months ended July 31, 2025. The increase in professional services cost of revenue was primarily due to an increase in employee-related expenses of $6.5 million driven by an 11% increase in average headcount, an increase in stock-based compensation expense of $4.1 million, an increase in consulting expenses of $3.0 million, an increase in allocated overhead costs of $2.4 million, and an increase in employee benefits of $1.2 million, partially offset by a $3.3 million decrease in charges related to the Strategic Plan.
The following shows gross profit and gross margin for subscriptions and professional services for the six months ended July 31, 2026 as compared to the six months ended July 31, 2025 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2026	2025
Subscription gross profit	$2,121,990	$1,659,902	$462,088	28%
Professional services gross profit	18,257	16,058	2,199	14%
Total gross profit	$2,140,247	$1,675,960	$464,287	28%

	Six Months Ended July 31,		Change %
	2026	2025
Subscription gross margin	78%	77%	1%
Professional services gross margin	13%	14%	(1)%
Total gross margin	75%	74%	1%
Subscription gross margin increased by one percentage point for the six months ended July 31, 2026, compared to the six months ended July 31, 2025. The increase in subscription gross margin was primarily attributable to hiring efficiencies.

Professional services gross margin decreased by one percentage point for the six months ended July 31, 2026, compared to the six months ended July 31, 2025. The decrease in professional services gross margin was primarily driven by higher employee-related expenses due to no corresponding Strategic Plan impact, and an increase in stock-based compensation expense, partially offset by a decrease in consulting expenses during the six months ended July 31, 2026.
Operating Expenses
Sales and Marketing
The following shows sales and marketing expenses for the six months ended July 31, 2026 as compared to the six months ended July 31, 2025 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2026	2025
Sales and marketing expenses	$998,647	$885,791	$112,856	13%
Sales and marketing expenses increased by $112.9 million, or 13%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025. The increase in sales and marketing expenses was primarily due to an increase in employee-related expenses of $29.1 million driven by an 8% increase in average headcount, an increase in stock-based compensation expense of $27.8 million, an increase in allocated overhead costs of $16.2 million, an increase in marketing programs of $15.0 million, an increase in employee benefits of $9.5 million, an increase in travel expenses of $8.3 million, an increase in company event expenses of $5.9 million, and an increase in cloud hosting and related costs of $1.6 million, partially offset by an $8.7 million decrease in charges related to the Strategic Plan and a $3.1 million net decrease in sales commission expense resulting from the change in the estimated period of benefit, partially offset by an increase in capitalized sales commissions.
Research and Development
The following shows research and development expenses for the six months ended July 31, 2026 as compared to the six months ended July 31, 2025 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2026	2025
Research and development expenses	$852,526	$673,459	$179,067	27%
Research and development expenses increased by $179.1 million, or 27%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025. This increase was primarily due to an increase in employee-related expenses of $73.3 million driven by a 16% increase in average headcount, an increase in stock-based compensation expense of $70.2 million, an increase in allocated overhead costs of $21.1 million, an increase in cloud hosting and related costs of $20.0 million, an increase in employee benefits of $9.1 million, an increase in term-based software licenses of $7.7 million, and an increase in depreciation of data center equipment of $3.0 million, partially offset by a $16.7 million decrease in charges related to the Strategic Plan and an increase in software capitalization of $11.0 million.
General and Administrative
The following shows general and administrative expenses for the six months ended July 31, 2026 as compared to the six months ended July 31, 2025 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2026	2025
General and administrative expenses	$352,906	$340,880	$12,026	4%

General and administrative expenses increased by $12.0 million, or 4%, for the six months ended July 31, 2026 compared to the six months ended July 31, 2025. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation expense of $57.1 million, an increase in employee-related expenses of $5.7 million driven by a 10% increase in average headcount, an increase in legal expense of $3.6 million unrelated to the July 19 Incident or related matters, and an increase in allocated overhead costs of $2.7 million, partially offset by a decrease of $44.9 million in expenses associated with the July 19 Incident and related matters and a $12.7 million decrease in charges related to the Strategic Plan.

Interest Expense, Interest Income, and Other Income (Expense), Net
The following shows interest expense, interest income, and other income (expense), net for the six months ended July 31, 2026 as compared to the six months ended July 31, 2025 (in thousands, except percentages):

	Six Months Ended July 31,		Change $	Change %
	2026	2025
Interest expense	$(12,163)	$(13,538)	$1,375	(10)%
Interest income	$84,423	$96,230	$(11,807)	(12)%
Other income (expense), net	$34,568	$(6,618)	$41,186	(622)%
The decrease in interest expense for the six months ended July 31, 2026 compared to the six months ended July 31, 2025 was primarily due to no amortization of debt issuance costs in the current period related to our secured revolving credit facility, which expired in January 2026.
The decrease in interest income for the six months ended July 31, 2026 compared to the six months ended July 31, 2025 was driven by lower market rates.
The increase in other income (expense), net for the six months ended July 31, 2026 compared to the six months ended July 31, 2025 was primarily due to an increase in net realized gains on our strategic investments of $36.4 million, an increase of $1.6 million attributable to no downward adjustments or impairment charges on our strategic investments in the current period, and an increase of $3.4 million attributable to lower net foreign currency transaction losses.
Provision (benefit) for Income Taxes
The following shows the provision (benefit) for income taxes for the six months ended July 31, 2026 as compared to the six months ended July 31, 2025 (in thousands, except percentage):

	Six Months Ended July 31,		Change $	Change %
	2026	2025
Provision (benefit) for income taxes	$(8,276)	$27,077	$(35,353)	(131)%

The $35.4 million change from an income tax provision to an income tax benefit during the six months ended July 31, 2026 compared to the six months ended July 31, 2025 was primarily driven by income tax benefits recognized in the current period resulting from the realization of deferred tax assets in connection with recent acquisitions, excess tax benefits related to stock-based awards, and the application of interim period tax accounting methodology.
Liquidity and Capital Resources
Our primary sources of liquidity as of July 31, 2026, consisted of: (i) $5.0 billion in cash and cash equivalents, which mainly consists of cash on hand and highly liquid investments in money market funds, U.S. Treasury bills, and time deposits, and (ii) cash we expect to generate from operations. It is not currently possible to reasonably estimate the amount of loss or range of possible loss that might result from adverse judgments, settlements, penalties, or other resolution of proceedings resulting from the July 19 Incident or related matters. However, despite such uncertainties, we expect that the combination of our existing cash and cash equivalents and cash flows from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.
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

We have a history of losses, and while we have achieved profitability in certain periods, including the first and second quarters of fiscal 2027 and fiscal 2024, our accumulated deficit was $1.2 billion as of July 31, 2026. We expect to continue to make investments, particularly in sales and marketing and research and development. As a result, we may require additional capital resources in the future to execute strategic initiatives to grow our business.
We generally invoice our subscription customers at the beginning of the subscription term, or in some instances, such as in multi-year arrangements, in installments. Therefore, a substantial source of our cash is from such prepayments, which are included on our condensed consolidated balance sheets as deferred revenue. Deferred revenue primarily consists of billed fees for our subscriptions, prior to satisfying the criteria for revenue recognition, which are subsequently recognized as revenue in accordance with our revenue recognition policy. As of July 31, 2026, we had deferred revenue of $4.8 billion, of which $3.5 billion was recorded as a current liability and is expected to be recorded as revenue in the next 12 months, provided all other revenue recognition criteria have been met.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. As of July 31, 2026, we did not have any off-balance sheet guarantees or interest rate swap transactions. For a discussion of our derivative instruments, see Note 4 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Cash Flows
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended July 31,
	2026	2025
Net cash provided by operating activities	$1,121,205	$716,939
Net cash used in investing activities	(1,145,607)	(150,609)
Net cash provided by (used in) financing activities	(111,935)	76,321
Net change in cash, cash equivalents and restricted cash	(137,953)	649,246
Operating Activities
Net cash provided by operating activities during the six months ended July 31, 2026 was $1.1 billion, which resulted from net income of $51.3 million, adjusted for non-cash charges of $1.0 billion and a net cash inflow of $37.1 million from changes in operating assets and liabilities. Non-cash charges primarily consisted of $674.6 million in stock-based compensation expense, $207.1 million of amortization of deferred contract acquisition costs, $157.6 million of depreciation and amortization, $25.7 million of amortization of intangible assets, $10.4 million of non-cash operating lease costs, and $0.9 million of non-cash interest expense, partially offset by $36.4 million of realized gains on strategic investments and $7.1 million of deferred income taxes. The net cash inflow from changes in operating assets and liabilities was primarily due to a $324.2 million decrease in accounts receivable, an $83.3 million increase in deferred revenue, a $28.4 million increase in accrued payroll and benefits, and an $11.9 million increase in accrued expenses and other liabilities, partially offset by a $298.4 million increase in deferred contract acquisition costs, a $95.4 million increase in prepaid expenses and other assets, a $9.1 million decrease in operating lease liabilities, and a $7.7 million decrease in accounts payable.
Investing Activities
Net cash used in investing activities of $1.1 billion during the six months ended July 31, 2026 was primarily due to business acquisitions, net of cash acquired, of $881.4 million, which was related to the Seraphic and SGNL acquisitions, purchases of property and equipment of $222.0 million, capitalized internal-use software and website development costs of $49.1 million, purchases of deferred compensation investments of $4.3 million, purchases of strategic investments of $3.4 million, and purchases of intangible assets of $3.0 million, partially offset by proceeds from sales of strategic investments of $17.5 million.

Financing Activities

Net cash used in financing activities of $111.9 million during the six months ended July 31, 2026 was primarily due to repurchases of common stock of $175.6 million and distributions to non-controlling interest holders of $24.6 million, partially offset by proceeds from issuance of shares of common stock under the employee stock purchase plan of $86.6 million and proceeds from the issuance of shares of common stock upon exercise of stock options of $1.7 million.
Supplemental Guarantor Financial Information
Our Senior Notes are guaranteed on a senior, unsecured basis by CrowdStrike, Inc. and CrowdStrike Financial Services, Inc., wholly owned subsidiaries of CrowdStrike Holdings, Inc. (the “subsidiary guarantors,” and together with CrowdStrike Holdings, Inc., the “Obligor Group”). The guarantee is full and unconditional and is subject to certain conditions for release. See Note 6, “Debt,” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for a brief description of the Senior Notes.
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
Summarized financial information is presented below for the Obligor Group on a combined basis after elimination of intercompany transactions and balances within the Obligor Group and equity in the earnings from and investments in any non-guarantor subsidiary. The revenue amounts presented in the summarized financial information include substantially all of our condensed consolidated revenue, and there is no intercompany revenue from the non-guarantor subsidiaries. This summarized financial information has been prepared and presented pursuant to Regulation S-X Rule 13-01, “Financial Disclosures about Guarantors and Issuers of Guaranteed Securities” and is not intended to present the financial position or results of operations of the Obligor Group in accordance with U.S. GAAP (in thousands):

Statement of Operations	Six Months Ended July 31, 2026
Revenue	$2,854,851
Cost of revenue	767,697
Operating expenses	2,208,683
Loss from operations	(121,529)
Net loss	(37,332)
Net loss attributable to CrowdStrike	(37,332)

Balance Sheet	July 31, 2026	January 31, 2026
Current assets (excluding current intercompany receivables from non-Guarantors)	$6,688,919	$7,235,157
Current intercompany receivables from non-Guarantors	—	—
Noncurrent assets (excluding noncurrent intercompany receivables from non-Guarantors)	4,312,165	3,354,831
Noncurrent intercompany receivables from non-Guarantors	674,946	625,943
Current liabilities (excluding current intercompany payables to non-Guarantors)	4,200,958	4,017,456
Current intercompany payables to non-Guarantors	72,357	97,000
Noncurrent liabilities (excluding noncurrent intercompany payables to non-Guarantors)	2,380,468	2,359,552
Noncurrent intercompany payables to non-Guarantors	211,590	198,223

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
Contractual Obligations and Commitments
During the six months ended July 31, 2026, there were no significant changes to our debt obligations related to the Senior Notes, as presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026.
We have non-cancelable purchase commitments with various parties to purchase products and services entered in the normal course of business totaling $4.1 billion as of July 31, 2026, with remaining terms in excess of 12 months. We expect to fund these obligations with cash flows from operations and cash on our balance sheet.
Subsequent to July 31, 2026, we have committed to an additional $2.9 billion of non-cancelable purchase obligations from fiscal 2027 to fiscal 2034.
Our commitments also consist of obligations under non-cancelable real estate arrangements on an undiscounted basis, of which $22.8 million is due in the next 12 months and $59.9 million is due thereafter.
As of July 31, 2026, our unrecognized tax benefits included $51.8 million, which were classified as long-term liabilities due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits.
As of July 31, 2026, we had non-cancelable unfunded commitments from our financing arrangements totaling approximately $69.7 million.

In July 2026, we signed a definitive agreement to acquire the technology assets of XM Cyber Ltd., a Schwarz Digits company recognized for its advanced attack path visualization and offensive simulation technologies. At closing, we expect to pay consideration of $145.0 million in a combination of cash and shares of our Class A common stock, plus additional shares of our Class A common stock in an amount to be determined on the closing date. The transaction is expected to close in the second half of fiscal 2027, subject to customary closing conditions and regulatory requirements.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements were prepared in accordance with U.S. GAAP. The preparation of the condensed consolidated financial statements requires our management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. We base our estimates and judgments on our historical experience, knowledge of factors affecting our business and our belief as to what could occur in the future considering available information and assumptions that are believed to be reasonable under the circumstances.
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

In February 2026, we completed an assessment of the estimated period of benefit of commissions earned upon the initial acquisition of a contract, or subsequent upsell, and determined that it should increase from four to five years. This change in estimate was effective beginning in fiscal 2027. Based on the carrying value of the related deferred contract acquisition costs as of January 31, 2026, the effect of this change in estimate for the three and six months ended July 31, 2026 was a reduction in sales commission expense of $25.5 million and $53.4 million, respectively. There have been no other significant changes in our critical accounting policies and estimates during the six months ended July 31, 2026, as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2026, filed with the SEC on March 5, 2026.
Backlog
We enter into both single and multi-year subscription contracts for our solutions. We generally invoice our subscription customers at the beginning of the subscription term, or in some instances, such as in multi-year arrangements, in installments. Until we have the contractual right to invoice, these contract amounts are classified as backlog. They are not recorded in deferred revenue or elsewhere in our condensed consolidated financial statements. As of July 31, 2026, we had backlog of approximately $5.9 billion. We expect backlog will change from period to period for several reasons, including the timing and duration of customer agreements, varying billing cycles of subscription agreements, and the timing and duration of customer renewals. Because revenue for any period is a function of revenue recognized from deferred revenue under contracts in existence at the beginning of the period, as well as contract renewals and new customer contracts during the period, backlog at the beginning of any period is not necessarily indicative of future revenue performance. We do not utilize backlog as a key management metric internally.
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
Employees
As of July 31, 2026, we had 11,706 full-time employees. We also engage temporary employees and consultants as needed to support our operations. None of our employees in the United States are represented by a labor union or subject to a collective bargaining agreement. In certain countries in which we operate, we are subject to local labor law requirements which may automatically make our employees subject to industry-wide collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risk exposures during the three and six months ended July 31, 2026, compared to our disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended January 31, 2026. For a discussion of the derivative contracts initiated during the three months ended July 31, 2026 to manage these risks, see below.
Foreign Currency Risk
Historically, nearly all of our sales contracts have been denominated in U.S. dollars. A portion of our operating expenses are incurred outside the United States, denominated in foreign currencies, and subject to fluctuations due to changes in foreign currency exchange rates. The functional currencies of our foreign subsidiaries are generally the country’s local currency. Foreign currency transaction gains and losses are recorded to other income (expense), net.
To manage the risk of cash flow variability of these operating expenses, we enter into derivative contracts to hedge a portion of our forecasted foreign currency denominated cash flow. These foreign currency forward contracts have a maximum maturity of 3 months as of July 31, 2026 and are designated as cash flow hedges to protect our earnings subjected to foreign currency risk.

A hypothetical 10% appreciation in the relative value of the U.S. dollar against such foreign currencies as of July 31, 2026 would not have a material impact to our results of operations or cash flows.
For additional information regarding our derivative financial instruments and hedging activities, see Note 4, “Derivative Contracts,” to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2026. Based on such evaluation of our disclosure controls and procedures as of July 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are currently a party to, and may from time to time in the future be involved in, various litigation matters and subject to claims that arise in the ordinary course of business, including claims asserted by third parties in the form of letters and other communications. For information regarding legal proceedings and other claims asserted against us, including in relation to the July 19 Incident, see Note 11, “Commitments and Contingencies,” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
For any claims for which we believe a liability is both probable and reasonably estimable, we record a liability in the period in which we make this determination. Other than as disclosed in Note 11, there is no pending or threatened legal proceeding to which we are a party that, in our opinion, is likely to have a material adverse effect on our business and our condensed consolidated financial statements; however, the results of legal proceedings and claims are inherently unpredictable. Regardless of the outcome, litigation can have an adverse impact on our business because of defense and settlement costs, diversion of management resources, and other factors. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change and could adversely affect our condensed consolidated financial statements.
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
We have incurred net losses each year prior to fiscal 2024, and we may not achieve or maintain profitability in the future. We experienced net losses of $162.5 million and $15.2 million for fiscal 2026 and 2025, respectively, and net income of $72.2 million for fiscal 2024. As of July 31, 2026, we had an accumulated deficit of $1.2 billion. While we have experienced significant growth in revenue in recent periods, and have achieved profitability during certain periods, including the first and second quarters of fiscal 2027 and fiscal 2024, we cannot assure you when or whether we will reach sustained profitability. We also expect our operating expenses to increase in the future as we continue to invest for our future growth, which will negatively affect our results of operations if our total revenue does not increase. We also have incurred and expect to continue to incur significant additional legal, accounting, and other expenses as a public company. Any failure to increase our revenue as we invest in our business or to manage our costs could prevent us from achieving or maintaining profitability or positive cash flow.
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

Real or perceived defects, errors or vulnerabilities in our Falcon platform and cloud modules, the failure of our platform to detect or prevent incidents, including advanced and newly developed attacks, misconfiguration of our solutions, or the failure of customers to take action on attacks identified by our platform could harm our reputation and adversely affect our business, financial position and results of operations. Because our cloud native security platform is complex, it has contained, and may in the future contain defects, errors or vulnerabilities that are not detected until after deployment. For example, the July 19 Incident harmed our brand and reputation, business and results of operations. As another example, we identified a path traversal vulnerability that impacted certain versions of LogScale, which led us to release a security fix and publish a security advisory to remediate the matter in April 2026. If we fail to timely detect defects or errors before deployment in the future, our brand and reputation, business and results of operations will suffer further. We cannot assure you that our products will detect all cyberattacks, especially in light of the rapidly changing security threat landscape that our solution seeks to address. Due to a variety of both internal and external factors, including, without limitation, defects or misconfigurations of our or third-party solutions, our solutions could be or become vulnerable to security incidents (both from intentional attacks and accidental causes) that cause them to fail to secure endpoints and detect and block attacks. Furthermore, any defects, errors or vulnerabilities in third-party technology or solutions we rely on could result in disruptions to our operations and adversely impact our business, financial condition and results of operations. In addition, because the techniques used by computer hackers to access or sabotage networks and endpoints change frequently and generally are not recognized until launched against a target, there is a risk that an advanced attack could emerge that our cloud native security platform is unable to detect or prevent until after some of our customers are affected. Additionally, our Falcon platform may falsely indicate a cyberattack or threat that does not actually exist, which may lessen customers’ trust in our solutions.
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
It is virtually impossible for us to entirely eliminate the risk of such attacks, compromises, interruptions in service, or other security incidents affecting our internal systems or data, or that of our third-party service providers and vendors. Organizations are subject to a wide variety of attacks on their supply chain, networks, systems, and endpoints, and techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently. Such attacks are becoming increasingly more sophisticated as threat actors leverage AI technologies. Furthermore, employee error or malicious activity could compromise our systems. As a result, we may be unable to anticipate these techniques or implement adequate measures to prevent an intrusion into our networks, which could result in unauthorized access to customer data, intellectual property including access to our source code, and information about vulnerabilities in our product, which in turn, could reduce the effectiveness of our solutions, or lead to cyberattacks or other intrusions of our customers’ networks, litigation, governmental audits and investigations and significant legal fees, any or all of which could damage our relationships with our existing customers and could have a negative effect on our ability to attract and retain new customers. We have expended, and anticipate continuing to expend, significant resources in an effort to prevent security breaches and other security incidents impacting our systems and data. Since our business is focused on providing reliable security services to our customers, we believe that an actual or perceived security incident affecting our internal systems or data or data of our customers would be especially detrimental to our reputation, customer confidence in our solution, and our business.

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
We derived approximately 32%, 32%, 33% and 35% of our total revenue from our international customers for fiscal 2024, fiscal 2025, fiscal 2026 and the six months ended July 31, 2026, respectively. We are continuing to adapt to and develop strategies to address international markets and our growth strategy includes expansion into target geographies, but there is no guarantee that such efforts will be successful. We expect that our international activities will continue to grow in the future, as we continue to pursue opportunities in international markets. These international operations will require significant management attention and financial resources and are subject to substantial risks, including:
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

Additionally, nearly all of our sales contracts are currently denominated in U.S. dollars. However, a strengthening of the U.S. dollar could increase the cost of our solutions to our international customers, which could adversely affect our business and results of operations. In addition, an increasing portion of our operating expenses is incurred outside the United States; is denominated in foreign currencies, such as the Australian Dollar, British Pound, Canadian Dollar, Euro, Indian Rupee, and Japanese Yen; and is subject to fluctuations due to changes in foreign currency exchange rates. As part of our efforts to manage the variability of foreign currency-denominated operating expenses, we have entered into, and may in the future enter into, foreign currency forward contracts intended to hedge a portion of these expenses. However, our hedging activities may not be effective in meaningfully offsetting the adverse financial impact of foreign currency rate fluctuations. In addition, foreign currency derivative transactions involve risks, including counterparty credit risk, potential cash flow impact upon settlement, and the risk that foreign currency movements differ from our expectations or historical trends, which could render our hedging strategies ineffective or result in losses. If we become more exposed to currency fluctuations and are not able to successfully hedge against the risks associated with currency fluctuations, our results of operations could be adversely affected.
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
Internationally, virtually every jurisdiction in which we operate has established its own data privacy and security legal framework with which we must comply. For example, we are required to comply with the European Union (“EU”) General Data Protection Regulation (“GDPR”) and its equivalent in the U.K. (“U.K. GDPR”), which impose stringent obligations regarding the collection, control, use, sharing, disclosure and other processing of personal data and create mandatory breach notification requirements under certain circumstances. While the GDPR and U.K. GDPR remain substantially similar for the time being, the U.K. government has adopted reforms to its data protection legal framework in its Data Use and Access Act 2025, which became law on June 19, 2025 (phased in between June 2025 and June 2026) and introduced significant changes from the GDPR. This may lead to additional compliance costs and could increase overall risk exposure as businesses may no longer be able to take a unified approach across the European Economic Area (“EEA”) and the U.K., and such businesses may need to amend their processes and procedures to align with the new framework. Implementing mechanisms to endeavor to ensure compliance with the GDPR and the U.K. GDPR may be onerous and expose businesses to divergent parallel regimes that may be subject to potentially different interpretations and enforcement actions for certain violations and related uncertainty. Failure to comply with the GDPR or the

U.K. GDPR can result in significant fines and other liability, including, under the GDPR, fines of up to EUR 20 million (or GBP 17.5 million under the U.K. GDPR) or four percent (4%) of annual global revenue, whichever is greater. European data protection authorities have already imposed fines for GDPR violations of up to, in some cases, hundreds of millions of Euros.
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

We incorporate novel uses of AI technologies, including generative and agentic AI, into our products and operations, such as our Falcon platform. AI is complex and rapidly evolving, and we face significant competition from other companies who may incorporate AI into their products more quickly or more successfully than us, as well as an evolving regulatory landscape. The introduction of AI, and particularly generative and agentic AI, relatively new and emerging technologies in the early stages of commercial use, into new or existing products, and our operations, may result in new or enhanced governmental or regulatory scrutiny, litigation, confidentiality, ethical concerns, or other complications that could adversely affect our business, reputation, or financial results. For example, generative AI has been known to produce false or “hallucinatory” interferences or outputs, and certain generative AI uses machine learning and predictive analytics, which may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable. Our customers or others may rely on or use this flawed content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability. In addition, the use of AI by other companies has resulted in, and may in the future result in, data breaches and cybersecurity incidents that implicate the personal information of AI users. Further, the use of AI presents emerging ethical, social, legal and other issues, and if we enable or offer solutions that draw scrutiny or controversy due to perceived or actual risks or impacts on customers or on society as a whole, we may experience brand or reputational harm, competitive harm, delays in customer purchasing decisions and/or legal liability. Our continued incorporation of AI, including generative and agentic AI, into our products and operations requires us to expend significant resources. If such investments do not deliver anticipated benefits or are not otherwise successful, our business and results of operations may be harmed.

The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, privacy, data protection cybersecurity, consumer protection, competition, and equal opportunity laws and regulations, and are expected to be subject to new laws and regulations or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their cybersecurity and data protection laws to AI or are considering general legal frameworks for AI. For example, in the EU, the first set of provisions under the EU’s AI Act became effective in February 2025, with additional provisions becoming effective on later dates. The AI Act establishes, among other things, a risk-based governance framework for regulating AI systems in the EU by categorizing AI systems, based on the risks associated with such AI systems’ intended purposes, as creating unacceptable or high risks, with all other AI systems being considered low risk. This regulatory framework is expected to have a material impact on the way AI is regulated in the EU and beyond. As further indication of a trend in increased regulatory and legislative oversight of the use and development of AI, in 2024, California enacted a range of laws regulating the use and development of AI, which generally relate to transparency, privacy and fairness, among other concerns. Other states, including Texas, Colorado, Illinois, New York, and Utah, have also enacted AI-related laws, and there have been widespread proposals to enact such laws.
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
Sales of a substantial number of shares of our common stock in the public market, particularly sales by our directors, executive officers and significant stockholders, or the perception that these sales could occur, could adversely affect the market price of our common stock. As of August 20, 2026, we had 1,023,934,842 shares of common stock outstanding.
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
As of July 31, 2026, we had $750.0 million principal amount of indebtedness outstanding (excluding intercompany indebtedness). Our indebtedness could have important consequences, including:
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
On July 4, 2025, tax reform legislation included in the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the United States. The tax effects of the OBBBA have been accounted for in the second quarter of the fiscal 2026. The OBBBA includes significant corporate tax reforms, including (i) the permanent reinstatement of deducting domestic research and development expenditures as incurred beginning in fiscal 2026 (under prior law such expenditures were capitalized and amortized over five years); (ii) the option to claim 100% accelerated depreciation deductions on qualified property; and (iii) international tax provisions modifying global intangible low-taxed income (“GILTI”), foreign-derived intangible income (“FDII”), and base erosion and anti-abuse tax (“BEAT”).

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
As of January 31, 2026, we had aggregate U.S. federal and California net operating loss carryforwards of $2.6 billion and $417.4 million, respectively, which may be available to offset future taxable income for income tax purposes. The federal net operating losses are carried forward indefinitely, and California net operating loss carryforwards begin to expire in fiscal 2034 through fiscal 2046. As of January 31, 2026, net operating loss carryforwards for other states totaled $998.3 million, which begin to expire in fiscal 2027 through fiscal 2046. As of January 31, 2026, net operating loss carryforwards for the U.K. totaled $84.2 million, which are carried forward indefinitely, and net operating loss carryforwards totaled immaterial amounts in certain foreign jurisdictions. As of January 31, 2026, we had U.S. federal and California research and development (“R&D”) credit carryforwards of $227.0 million and $59.8 million, respectively. The federal R&D credit carryforwards begin to expire in fiscal 2037 though fiscal 2046. The California R&D credits are carried forward indefinitely. Realization of these net operating loss and R&D credit carryforwards depends on future income, and there is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our results of operations.
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
ITEM 5. OTHER INFORMATION
Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements
During the three months ended July 31, 2026, certain of our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted a “Rule 10b5-1 trading arrangement” (as defined in Regulation S-K Item 408) for the sale of shares of our common stock, as set forth below, in amounts and prices determined in accordance with a formula set forth in each such plan:

Plans
Name and Title	Action	Date	Rule 10b5-1(1)	Non-Rule 10b5-1(2)	Number of Shares to be Sold (3)	Expiration(4)
Michael Sentonas, President	Adoption	July 1, 2026	X		Up to 241,944	Earlier of when all shares under the plan are sold and July 1, 2027
Burt Podbere, Chief Financial Officer	Adoption	June 24, 2026	X		Up to 480,000	Earlier of when all shares under the plan are sold and September 27, 2027
Anurag Saha, Chief Accounting Officer	Adoption	July 2, 2026	X		Up to 114,868	Earlier of when all shares under the plan are sold and July 7, 2027
Gerhard Watzinger, Chairman	Adoption	June 17, 2026	X		Up to 120,000	Earlier of when all shares under the plan are sold and September 16, 2027
Johanna Flower, Director	Adoption	July 6, 2026	X		Up to 30,704	Earlier of when all shares under the plan are sold and August 30, 2027
Sameer K. Gandhi, Director	Adoption	June 25, 2026	X		Up to 208,000	Earlier of when all shares under the plan are sold and September 30, 2027
(1)    Intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(2)    Not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
(3)    References made to share amounts related to our common stock have been adjusted to reflect the effect of the Stock Split. See Note 1, “Description of Business and Significant Accounting Policies,” to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.
(4)    Subject to further early termination for certain specified events as set forth therein.
ITEM 6. EXHIBITS
We have filed the exhibits listed on the accompanying Exhibit Index, which is incorporated herein by reference.

Index to Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of CrowdStrike Holdings, Inc., dated June 22, 2026.	8-K	001-38933	3.1	June 22, 2026
3.2	Amended and Restated Bylaws of the Registrant, as currently in effect.	10-Q	001-38933	3.2	November 27, 2024
3.3	Certificate of Retirement of Class B common stock.	8-K	001-38933	3.1	December 13, 2024
10.1†	Outside Director Compensation Policy, as amended on June 17, 2026					X
22.1	List of Subsidiary Guarantors	10-K	001-38933	22.1	March 5, 2026
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rules 13a14(a) and 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline Instance XBRL document

†	Indicates management contract or compensatory plan, contract or agreement.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of August 26, 2026.

CROWDSTRIKE HOLDINGS, INC.

By:	/s/ Burt W. Podbere
Burt W. Podbere Chief Financial Officer (Principal Financial Officer)

By:	/s/ Anurag Saha
Anurag Saha Chief Accounting Officer (Principal Accounting Officer)